Form 10-Q
period 2018-09-30
Replimune Group, Inc.
filed 2018-11-14
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 12, 2018 was 31,553,672.

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$23,282	$17,583
Short-term investments	124,612	43,968
Research and development incentives receivable	2,221	2,389
Prepaid expenses and other current assets	1,752	763
Total current assets	151,867	64,703
Property, plant and equipment, net	420	370
Research and development incentives receivable - long term	343	—
Restricted cash	1,186	78
Total assets	$153,816	$65,151

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,072	$1,993
Accrued expenses and other current liabilities	1,672	3,171
Total current liabilities	3,744	5,164
Deferred rent, net of current portion	36	52
Warrant liability	—	1,642
Total liabilities	3,780	6,858
Commitments and contingencies (Note 13)
Convertible preferred stock (Series Seed, A and B), $0.001 par value; 0 and 1,975,968 shares authorized as of September 30, 2018 and March 31, 2018, respectively; 0 and 1,925,968 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	—	86,361
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 150,000,000 and 27,314,288 shares authorized (inclusive of 0 and 26,258 shares of common A stock) as of September 30, 2018 and March 31, 2018 , respectively; 31,553,672 and 5,007,485 shares issued and outstanding (inclusive of 0 and 26,258 shares of common A stock) as of September 30, 2018 and March 31, 2018 , respectively	32	5
Additional paid-in capital	196,664	1,097
Accumulated deficit	(45,437)	(28,932)
Accumulated other comprehensive loss	(1,223)	(238)
Total stockholders’ equity (deficit)	150,036	(28,068)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$153,816	$65,151

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$4,962	$3,149	$8,898	$5,440
General and administrative	2,142	1,107	4,085	1,992
Total operating expenses	7,104	4,256	12,983	7,432
Loss from operations	(7,104)	(4,256)	(12,983)	(7,432)
Other income (expense):
Research and development incentives	(77)	636	361	1,103
Interest income	664	10	891	40
Change in fair value of warrant liability	(2)	(578)	(5,452)	(578)
Other income (expense), net	58	(472)	678	(1,345)
Total other income (expense), net	643	(404)	(3,522)	(780)
Net loss	$(6,461)	$(4,660)	$(16,505)	$(8,212)
Net loss attributable to common stockholders	$(6,461)	$(4,660)	$(16,505)	$(8,212)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.94)	$(1.11)	$(1.65)
Weighted average common shares outstanding, basic and diluted	24,574,239	4,978,264	14,831,266	4,975,865

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(6,461)	$(4,660)	$(16,505)	$(8,212)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(139)	624	(986)	1,577
Net unrealized gain (loss) on short-term investments, net of tax	(34)	—	1	—
Comprehensive loss	$(6,634)	$(4,036)	$(17,490)	$(6,635)

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
	Convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balances as of March 31, 2018	1,925,968	$86,361	5,007,485	$5	$1,097	$(28,932)	$(238)	$(28,068)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(1,925,968)	(86,361)	19,157,360	19	86,342	—	—	86,361
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	7,094	—	—	7,094
Repurchase of class A common stock upon closing of initial public offering	—	—	(26,258)	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriter fees of $9,935	—	—	7,407,936	7	101,177	—	—	101,184
Stock-based compensation expense	—	—	—	—	943	—	—	943
Exercise of stock options	—	—	7,149	1	11	—	—	12
Unrealized gain on short-term investments	—	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	—	(986)	(986)
Net loss	—	—	—	—	—	(16,505)	—	(16,505)
Balances as of September 30, 2018	—	$—	31,553,672	$32	$196,664	$(45,437)	$(1,223)	$150,036

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,505)	$(8,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	943	201
Depreciation and amortization	69	50
Change in fair value of warrant liability	5,452	578
Net amortization/accretion of premiums and discounts on short-term investments	(544)	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(344)	(1,113)
Prepaid expenses and other current assets	(1,034)	(1,027)
Accounts payable	150	577
Accrued expenses and other current liabilities	(1,417)	(128)
Deferred rent	(12)	(12)
Net cash used in operating activities	(13,242)	(9,086)
Cash flows from investing activities:
Purchases of property, plant and equipment	(119)	(134)
Purchase of short-term investments	(110,850)	—
Sales and maturities of short-term investments	30,750	—
Net cash used in investing activities	(80,219)	(134)
Cash flows from financing activities:
Proceeds from issuance of series B convertible preferred stock, net of issuance costs	—	54,752
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and discounts	103,341	—
Exercise of stock options	12	—
Payment of issuance costs	(2,157)	—
Net cash provided by financing activities	101,196	54,752
Effect of exchange rate changes on cash and cash equivalents	(928)	1,492
Net increase (decrease) in cash	6,807	47,024
Cash, cash equivalents and restricted cash at beginning of period	17,661	20,669
Cash, cash equivalents and restricted cash at end of period	$24,468	$67,693
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock warrants into common stock warrants	$86,361	$—
Conversion of convertible preferred stock into common stock	$7,094	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

Initial public offering

On July 24, 2018, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 6,700,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93,465 after deducting underwriting discounts and commissions but before deducting offering costs of $2,157.

Upon closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 7). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.  The warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity (deficit).  Additionally, the Company repurchased 26,258 shares of class A common stock at a price equal to its par value upon the closing of the IPO.

On July 30, 2018, the Company issued and sold an additional 707,936 shares of its common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $9,876 after deducting discounts and commissions and other offering expenses.

Also, in connection with the completion of its IPO on July 24, 2018, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to authorize the issuance of up to 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $6,461 and $4,660 for the three months ended September 30, 2018 and 2017, respectively and net losses of $16,505 and $8,212 for the six months ended September 30, 2018 and 2017, respectively. In addition, as of September 30, 2018, the Company had an accumulated deficit of $45,437. The Company expects to continue to generate operating losses for the foreseeable future. As of November 13, 2018, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2018, the consolidated statements of operations, of comprehensive loss and of cash flows for the three and six months ended September 30, 2018 and 2017 and the consolidated statement of convertible preferred stock and stockholders’ deficit as of September 30, 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and the results of its operations and its cash flows for the three and six months ended September 30, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2018 and 2017 are unaudited. The results for the three and six months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending March 31, 2019, any other interim periods or any future year or period.

Foreign currency and currency translation

The functional currency for the Company’s wholly owned foreign subsidiary, Replimune UK, is the British pound. Assets and liabilities of Replimune UK are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of commercial paper at

September 30, 2018 and money market funds at March 31, 2018. As of September 30, 2018, and March 31, 2018, cash equivalents totaled $17,589 and $4,130, respectively.

Restricted Cash

The Company maintains certain minimum balances in segregated bank accounts in connection with its corporate credit cards and a letter of credit for the benefit of the landlords in connection with an operating lease. As of September 30, 2018 and March 31, 2018, restricted cash consisted of $0 and $78, respectively, held in connection with the Company’s corporate credit cards and $1,186 and $0, respectively, held for the benefit of the landlords in connection with an operating lease. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.

Short-term investments

The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.

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

The Company’s short-term debt security investments as of September 30, 2018 and March 31, 2018 had original maturities of less than one year.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company did not record any deferred offering costs as of March 31, 2018.  As of September 30, 2018, the Company recorded $2,157 of deferred offering costs in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the initial public offering.

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

Upon the closing of the IPO, the warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity (deficit).

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

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income (expense) from research and development incentives of $(77) and $361 during the three and six months ended September 30, 2018, respectively. The Company recorded other income from research and development incentives of $636 and $1,103 during the three and six months ended September 30, 2017, respectively, in the consolidated statements of operations and a research and development incentives receivable of $2,564 (of which $2,221 was classified as current and $343 was classified as long-term) and $2,389 as of September 30, 2018 and March 31, 2018, respectively, on the consolidated balance sheets.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended September 30, 2018, comprehensive loss included $139 and $986 of foreign currency translation adjustments, respectively and $(34) and $1 of unrealized gains (losses) on short-term investments, net of tax, respectively. For the three and six months ended September 30, 2017, comprehensive gain (loss) included $624 and $1,577 of foreign currency translation adjustments, respectively.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 will be effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2018-13 on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact of pending adoption on its condensed consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-09 Codification Improvements (“ASU 2018-09”), which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. The majority of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018.  The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

3.              Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$12,595	$—	$12,595
Commercial paper	—	95,051	—	95,051
Corporate debt securities	—	34,554	—	34,554
	$—	$142,200	$—	$142,200

	Fair Value Measurements
	as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$4,130	$—	$4,130
Commercial paper	—	27,998	—	27,998
Corporate debt securities	—	15,970	—	15,970
	$—	$48,098	$—	$48,098
Liabilities:
Warrant liability	$—	$—	$1,642	$1,642
	$—	$—	$1,642	$1,642

During the three and six months ended September 30, 2018 and 2017, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Valuation of Warrant Liability

The warrant liability is related to the warrants to purchase shares of series seed preferred stock (see Note 8). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the IPO in July 2018, the warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity (deficit).

The Company used the Black-Scholes option-pricing model, which incorporated assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (i) the expected term of the warrants, (ii) the risk-free interest rate, (iii) the expected dividend yield, (iv) expected volatility of the price of the underlying series seed preferred stock and (v) the fair value of the series seed preferred stock on the valuation date. The Company estimated the fair value per share of the underlying series seed preferred stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. Prior to July 2018, the Company was a private company and accordingly, lacked company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

As of March 31, 2018, the warrant liability was valued at $1,642 and classified as a non-current liability on the consolidated balance sheet. The following assumptions were used in valuing the warrant liability:

March 31, 2018
Risk-free interest rate	2.69%
Expected dividend yield	0%
Expected term (in years)	7.5
Expected volatility	65.8%

Based on the terms and conditions of the warrant, upon closing of the Company’s IPO in July 2018, the warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock. On that date, the Company remeasured the warrant liability to fair value and reclassified the total carrying value to additional paid-in capital. The Company performed the final remeasurement of the warrant liability using the IPO price of $15.00 per share and recorded the change in fair value as a component of other income (expense), net in the consolidated statement of operations.

The following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

Risk-free interest rate	2.81%
Expected dividend yield	0%
Expected term (in years)	7.2
Expected volatility	64.4%

The following table presents a roll forward of the warrant liability:

Warrant Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,452
Conversion of convertible preferred stock warrant into common stock warrant	(7,094)
Balance at September 30, 2018	$—

4.              Short-term investments

Short-term investments by investment type consisted of the following:

	September 30, 2018
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Commercial paper	$90,104	$—	$(46)	$90,058
Corporate debt securities	34,572	1	(19)	34,554
	$124,676	$1	$(65)	$124,612

	March 31, 2018
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Commercial paper	$28,028	$2	$(32)	$27,998
Corporate debt securities	16,005		(35)	15,970
	$44,033	$2	$(67)	$43,968

As of September 30, 2018 and March 31, 2018, $4,993 and $0 of the Company’s investments in commercial paper were classified within cash equivalents on the consolidated balance sheet.

5.              Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	September 30, 2018	March 31, 2018
Leasehold improvements	$154	$154
Office equipment	49	49
Computer equipment	91	87
Plant and laboratory equipment	451	336
	745	626
Less: Accumulated depreciation and amortization	(325)	(256)
	$420	$370

Depreciation and amortization expense was $36 and $69 for the three and six months ended September 30, 2018, respectively.  Depreciation and amortization expense was $27 and $50 for the three and six months ended September 30, 2017, respectively.

6.              Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	March 31, 2018
Accrued research and development costs	$347	$949
Accrued compensation and benefits costs	671	949
Accrued professional fees	472	1,094
Deferred rent	24	26
Other	158	153
	$1,672	$3,171

7.              Convertible preferred stock

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.”  In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of September 30, 2018.

As of March 31, 2018, preferred stock consisted of the following (in thousands, except share amounts):

	March 31, 2018
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed preferred stock	250,000	200,000	$1,609	$2,000	1,989,376
Series A preferred stock	864,553	864,553	30,000	30,000	8,599,601
Series B preferred stock	861,415	861,415	54,752	54,950	8,568,383
	1,975,968	1,925,968	$86,361	$86,950	19,157,360

Prior to the closing of the IPO, the holders of the preferred stock had the following rights and preferences:

The holders of the Preferred Stock have the following rights and preferences:

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

Conversion

Each share of preferred stock was convertible into common stock, at any time, at the option of the holder, and without the payment of additional consideration, at the applicable conversion ratio then in effect for each series of preferred stock and subject to adjustment in accordance with anti-dilution provisions. In addition, each share of preferred stock was convertible into common stock at the applicable conversion ratio then in effect for each series of preferred stock upon the earlier of (i) the closing of a firm commitment underwritten public offering of the Company’s common stock with gross proceeds to the Company of at least $30,000 and at a price per share of not less than $9.62, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization, or (ii) a date specified by vote or written consent of the holders of 75% of the outstanding preferred stock (voting together as a single class on an as-converted basis). For any events of deemed liquidation (as defined below) in which series B preferred stock investors would receive less than their full liquidation preference, a further approval of holders of 55% of the outstanding series B preferred stock was required. As of March 31, 2018, each share of preferred stock was convertible into 9.94688 share of common stock.

The conversion ratio for each series of preferred stock was determined by dividing the original issue price of each series of preferred stock by the conversion price of each series (as defined below). As of March 31, 2018, the series seed preferred stock original issue price and series seed preferred stock conversion price were $1.01 per share and $10.00 per share, respectively. As of March 31, 2018, the series A preferred stock original issue price and series A preferred stock conversion price were $3.49 per share and $34.70 per share, respectively. As of March 31, 2018, the series B preferred stock original issue price and series B preferred stock conversion price were $6.41 per share and $63.79 per share, respectively. Such series seed preferred stock original issue price, series A preferred stock original issue price and series B preferred stock original issue price and series seed preferred stock conversion price, series A preferred stock conversion price and series B preferred stock conversion price, and the rate at which each series of preferred stock may be converted into common stock, were subject to appropriate adjustment from time to time in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the preferred stock. The series seed preferred stock conversion price, series A preferred stock conversion price and series B preferred stock conversion price were also subject to adjustments based on weighted-average anti-dilution provisions set forth in the Company’s certificate of incorporation, as amended and restated, in the event that additional securities were issued at a purchase price less than the series seed preferred stock conversion price, series A preferred stock conversion price or series B preferred stock conversion price then in effect.

Dividends

The holders of the preferred stock were entitled to be paid noncumulative dividends if and when declared by the Company’s board of directors. The Company could not pay any dividends on shares of common stock of the Company unless the holders of preferred stock then outstanding simultaneously receive dividends at the same rate and same time as dividends paid with respect to common stock. Dividends were to accrue on a daily basis assuming a 365-day year, and were to be paid in cash. Through September 30, 2018 and March 31, 2018, no dividends had been declared or paid.

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

The holders of shares of convertible preferred stock had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company. Therefore, convertible preferred stock was classified outside of stockholders’ equity (deficit).

Upon issuance of each class of preferred stock, the Company assessed the embedded conversion and liquidation features of the securities. The Company determined that each class of preferred stock did not require the Company to separately account for the liquidation features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of the series A preferred stock or series B preferred stock as of March 31, 2018. However, the Company did conclude that a beneficial conversion feature existed upon the issuance date of the series seed preferred stock. As the series seed preferred stock was convertible into common stock, at any time, at the option of the holder, and without the payment of additional consideration, at the applicable conversion ratio then in effect, the Company recognized the accretion of the beneficial conversion feature as a deemed dividend immediately upon the issuance of the series seed preferred stock.

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

The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. As of September 30, 2018 and March 31, 2018, the fair value of the warrant liability was $0 and $1,642, respectively. The Company recognized a loss of $2 and $5,452 within other income (expense), net in the consolidated statements of operations for the three and six months ended September 30, 2018, respectively, related to the change in fair value of the warrant liability. The Company recognized a loss of $578 within other income (expense), net in the consolidated statements of operations for the three and six months ended September 30, 2017 related to the change in fair value of the warrant liability.

Upon the closing of the Company’s IPO in July 2018, all outstanding preferred stock was converted into common stock and the series seed preferred stock warrants became exercisable for common stock instead of series seed preferred stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity (deficit).

9.              Stockholders’ Equity

Common Stock

As of September 30, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2018, the Company was authorized to issue 27,314,288 shares of par value $0.001 per share common stock (including 26,258 authorized shares of common A stock). In July 2017, the Company issued and sold 26,258 shares of par value $0.001 per share common A stock for nominal cash proceeds. In July 2018, the Company repurchased 26,258 shares of par value $0.001 per share common A stock for nominal cash proceeds.  The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.

As of September 30, 2018, the Company had reserved 5,811,671 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Compensation Plan, the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common. As of March 31, 2018, the Company had reserved 22,306,801 shares of common stock for the conversion of outstanding shares of preferred stock (see Note 7), the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Compensation Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of series seed preferred stock (see Note 8), assuming all warrants to purchase shares of series seed preferred stock became warrants to purchase shares of common stock at the applicable conversion ratio.

Voting

Each share of common stock, including common A stock, entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock, together with the holders of preferred stock and voting as a single class, are entitled to elect two directors of the Company by vote of a majority of such shares.

Dividends

Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through September 30, 2018 no cash dividends have been declared or paid.

Each share of common A stock is entitled to receive dividends, as may be declared by the Company’s board of directors, if any, equal to a maximum of 100% of each share’s par value. Upon an event of deemed liquidation, common A stock is entitled to receive dividends equal to a maximum of 300% of each share’s par value.

Undesignated Preferred Stock

As of September 30, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.  There were no undesignated preferred shares issued or outstanding as of September 30, 2018.

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

2017 Equity Compensation Plan

In July 2017, in conjunction with the Reorganization, the 2015 Plan was terminated, and all awards were cancelled with replacement awards issued under the 2017 Equity Compensation Plan (the “2017 Plan”). Subsequent to the Reorganization, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms. The Company concluded that the cancellation of the 2015 Plan and issuance of replacement awards under the 2017 Plan was a modification with no change in the material rights and preferences and therefore no recorded change in the fair value of each respective award.

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 as of September 30, 2018, of which 0 remained available for future grants as of September 30, 2018. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares, which is equal to the sum of (i) 3,486,118 shares of the Company’s common stock, plus (ii) the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan that remain available as of the effective date of the 2018 Plan (not to exceed 131,850 shares of the Company’s common stock). If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan.

The 2015 Plan, the 2017 Plan and the 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three and Six Months Ended September 30,
	2018	2017
Risk-free interest rate	2.83%	1.95%
Expected term (in years)	6.1	6.1
Expected volatility	61.5%	75.0%
Expected dividend yield	0%	0%

The following table presents the assumptions that the Company used to determine the grant-date fair value of stock options granted to a non-employee:

Three and Six Months Ended September 30, 2017
Risk-free interest rate	2.29%
Expected term (in years)	10.0
Expected volatility	75.0%
Expected dividend yield	0%

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2018	2,520,247	$2.72	8.91	$2,808
Granted	1,172,500	15.06
Exercised	(7,149)	1.75
Cancelled	(17,717)	2.62
Outstanding as of September 30, 2018	3,667,881	$6.66	8.86	$34,648
Options exercisable as of March 31, 2018	592,416	$1.84	8.22	$1,184
Options exercisable as of September 30, 2018	648,475	$2.35	8.11	$15,143

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total fair value of options vested during the six months ended September 30, 2018 and 2017 was $830 and $118, respectively.

As of September 30, 2018, there were no outstanding unvested service-based stock options held by non-employees.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$390	$81	$515	$102
General and administrative	352	75	428	99
	$742	$156	$943	$201

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $12,194, which is expected to be recognized over a weighted average period of 2.71 years.

11.       Net loss per share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common stockholders	$(6,461)	$(4,660)	$(16,505)	$(8,212)
Denominator:
Weighted average common shares outstanding, basic and diluted	24,574,239	4,978,264	14,831,266	4,975,865
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.94)	$(1.11)	$(1.65)

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

	Three and Six Months Ended
	September 30,
	2018	2017

Options to purchase common stock	3,667,881	2,332,017
Convertible preferred stock (as converted to common stock)	—	19,157,360
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	4,165,225	21,986,721

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

As of September 30, 2018, the Company had not incurred any costs in connection with this agreement.

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

As of September 30, 2018, the Company had not incurred any costs or received any reimbursements in connection with this agreement.

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

The Company recorded rent expense of $33 and $55 during the three and six months ended September 30, 2018, respectively. The Company recorded rent expense of $21 and $42 during the three and six months ended September 30, 2017, respectively.

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of September 30, 2018:

2019 (remaining six months)	$240
2020	1,469
2021	2,883
$4,592

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2018 and March 31, 2018, the Company had committed to minimum payments under these arrangements totaling $3,283 and $2,938 through September 30, 2019 and March 31, 2019, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or March 31, 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14.       Benefit Plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three and six months ended September 30, 2018, the Company made contributions totaling $33 and $55, respectively, to the 401(k) Plan. During the three and six months ended September 30, 2017, the Company made contributions totaling $9 and $22, respectively, to the 401(k) Plan.

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

	September 30, 2018	March 31, 2018
United States	$15	$20
United Kingdon	405	350
	$420	$370

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $6.5 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively and $16.5 million and $8.2 million for the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $45.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2018, we had cash and cash equivalents and short-term investments of $147.9 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this quarterly report on Form 10-Q.

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)
RP1	$1,900	$1,763	$3,607	$2,848
Unallocated research and development expenses	3,062	1,386	5,291	2,592
Total research and development expenses	$4,962	$3,149	$8,898	$5,440

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

Income taxes

Since our inception and through September 30, 2018, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). Under the Tax Act, our deferred tax assets and liabilities (before valuation allowance) were remeasured at the lower federal tax rate, resulting in an increase to our income tax provision with an equal and offsetting reduction in our valuation allowance. All of our recorded income tax benefits and provisions related to the Tax Act are provisional. As of September 30, 2018, we have not recorded any adjustments to the provisional amounts recorded at March 31, 2018.

Results of operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$4,962	$3,149	$1,813
General and administrative	2,142	1,107	1,035
Total operating expenses	7,104	4,256	2,848
Loss from operations	(7,104)	(4,256)	(2,848)
Other income (expense):
Research and development incentives	(77)	636	(713)
Interest income	664	10	654
Change in fair value of warrant liability	(2)	(578)	576
Other income (expense), net	58	(472)	530
Total other income (expense), net	643	(404)	1,047
Net loss	$(6,461)	$(4,660)	$(1,801)

Research and development expenses

	Three Months Ended
	September 30,
	2018	2017	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$1,900	$1,763	$137
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	1,678	920	758
Other	1,384	466	918
Total research and development expenses	$4,962	$3,149	$1,813

Research and development expenses for the three months ended September 30, 2018 were $5.0 million, compared to $3.1 million for the three months ended September 30, 2017. The increase of $1.8 million was due primarily to an increase of approximately $0.1 million in direct research costs associated with RP1 and an approximately $1.7 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended September 30, 2018 associated with our ongoing Phase 1/2 clinical trial, which commenced in the United Kingdom in October 2017.

The increase in unallocated research and development expenses reflected an increase of $0.8 million in personnel-related costs, including stock-based compensation, and an increase of $0.9 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for three months ended September 30, 2018 and 2017 included stock-based compensation expense of $.0.4 million and $0.1 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $2.1 million for the three months ended September 30, 2018, compared to $1.1 million for the three months ended September 30, 2017. The increase of $1.0 million primarily reflected increases of $0.6 million in personnel related costs, $0.2 million in professional fees and $0.2 million in facility costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.  The increase in professional fees was due to costs associated with the preparation, audit and review of our financial statements and readiness to become a public company.  The increase in facility costs was due to additional space we leased in June 2018.

Other income (expense), net

Other income (expense) was $0.6 million for the three months ended September 30, 2018, compared to $(0.4) million for the three months ended September 30, 2017. The increase of $1.0 million was primarily attributable to a $0.7 million increase in interest income, $0.6 million charge related to the change in the fair value of the warrant liability and $0.5 million gain due to changes in foreign currency rates, partially offset by a $0.7 million in research and development incentives.

Comparison of the six months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,
	2018	2017	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$8,898	$5,440	$3,458
General and administrative	4,085	1,992	2,093
Total operating expenses	12,983	7,432	5,551
Loss from operations	(12,983)	(7,432)	(5,551)
Other income (expense):
Research and development incentives	361	1,103	(742)
Interest income	891	40	851
Change in fair value of warrant liability	(5,452)	(578)	(4,874)
Other income (expense), net	678	(1,345)	2,023
Total other income (expense), net	(3,522)	(780)	(2,742)
Net loss	$(16,505)	$(8,212)	$(8,293)

Research and development expenses

	Six Months Ended
	September 30,
	2018	2017	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$3,607	$2,848	$759
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	3,080	1,625	1,455
Other	2,211	967	1,244
Total research and development expenses	$8,898	$5,440	$3,458

Research and development expenses for the six months ended September 30, 2018 were $8.9 million, compared to $5.4 million for the six months ended September 30, 2017. The increase of $3.5 million was due primarily to an increase of approximately $0.8 million in direct research costs associated with RP1 and an approximately $2.7 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the six months ended September 30, 2018 associated with our ongoing Phase 1/2 clinical trial, which commenced in the United Kingdom in October 2017.

The increase in unallocated research and development expenses reflected an increase of $1.5 million in personnel-related costs, including stock-based compensation, and an increase of $1.2 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for six months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.5 million and $0.1 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $4.1 million for the six months ended September 30, 2018, compared to $2.0 million for the six months ended September 30, 2017. The increase of $2.1 million primarily reflected increases of $0.9 million in personnel related costs, $0.9 million in professional fees and $0.2 million in facility costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.  The increase in professional fees was due to costs associated with the preparation, audit and review of our financial statements and readiness to become a public company.  The increase in facility costs was due to additional space we leased in June 2018.

Other income (expense), net

Other income (expense) was $(3.5) million for the six months ended September 30, 2018, compared to $(0.8) million for the six months ended September 30, 2017. The increase of $2.7 million was primarily attributable to a $4.9 million charge related to the change in the fair value of the warrant liability and $0.7 million in research and development incentives, partially offset by a $2.0 million gain due to changes in foreign currency rates and a $0.9 million increase in interest income.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale equity securities. Through September 30, 2018, we had received gross proceeds of $190.3 million from our sales of common stock and preferred stock. As of September 30, 2018, we had cash and cash equivalents and short-term investments of $147.9 million.

On July 24, 2018, we completed our IPO and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs.  On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of our common stock, resulting in additional net proceeds of $9.9 million after deducting discounts and commissions and other offering expenses.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in thousands)
Net cash used in operating activities	$(13,242)	$(9,086)
Net cash provided by (used in) investing activities	(80,219)	(134)
Net cash provided by financing activities	101,196	54,752
Effect of exchange rate changes on cash and cash equivalents	(928)	1,492
Net increase (decrease) in cash and cash equivalents	$6,807	$47,024

Operating activities

During the six months ended September 30, 2018, net cash used in operating activities was $13.2 million, primarily resulting from our net loss of $16.5 million, net cash used in changes in our operating assets and liabilities of $2.7 million, partially offset by non-cash charges of $5.9 million. Net cash used in changes in our operating assets and liabilities for the six months ended September 30, 2018 consisted primarily of a $1.4 million decrease in accrued expenses and other current liabilities, a $0.3 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $1.0 million increase in prepaid expenses and other current assets due to CRO deposits related to the ongoing Phase 1/2 clinical trial for RP1, partially offset by a $0.1 million increase in accounts payable.

During the six months ended September 30, 2017, net cash used in operating activities was $9.1 million, primarily resulting from our net loss of $8.2 million and net cash used in changes in our operating assets and liabilities of $1.7 million, partially offset by non-cash charges of $0.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended September 30, 2017 consisted primarily of a $1.0 million increase in prepaid expenses and other current assets, a $1.1 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, a $0.1 million decrease in accrued expenses and other current liabilities, partially offset by a $0.6 million increase in accounts payable.  The increase in prepaid expenses and other current assets was due to value-added tax receivables and CMO deposits for RP1 clinical trial supplies.

Investing activities

During the six months ended September 30, 2018, net cash used in investing activities was $80.2 million, consisting of $110.8 million in purchases of available for sale securities and $0.1 million in purchases of property, plant and equipment, partially offset by $30.7 million in proceeds from maturities of short-term investments.

During the six months ended September 30, 2017, net cash used in investing activities consisted of $0.1 million in purchases of property, plant and equipment.

We expect that purchases of property, plant and equipment will increase over the next several years resulting from our intended establishment of our own in-house manufacturing facility.

Financing Activities

During the six months ended September 30, 2018, net cash provided by financing activities consisted primarily of net cash proceeds of $103.3 million from our issuance of common stock pursuant to our initial public offering and concurrent private placement and 2.2 million of payments of issuance costs.

During the six months ended September 30, 2018, net cash provided by financing activities consisted of net cash proceeds of $54.8 million from our issuance of Series B preferred stock.

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

As of September 30, 2018, we had cash and cash equivalents and short-term investments of $147.9 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this quarterly report on Form 10-Q.

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

Contractual obligations and commitments

During the three and six months ended September 30, 2018, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Prospectus.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3.         Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

As of September 30, 2018, we had cash and cash equivalents and short-term investments of $147.9 million, which consisted of cash equivalents, commercial paper and commercial debt securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2018, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the three and six months ended September 30, 2018, we recognized foreign currency transaction gains (losses) of $(0.1) million, and $(1.0) million, respectively. During the three and six months ended September 30, 2017, we recognized foreign currency transaction gains (losses) of $0.6 million, and $1.6 million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

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

Item 1A. Risk Factors(1)

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.”

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

Our lead product candidate, RP1, is in the early stages of a Phase 1/2 clinical trial in the United Kingdom and we expect to open the Phase 1/2 clinical trial in the United States in the fourth calendar quarter of 2018, while our other product candidates, RP2 and RP3, are in preclinical development. We expect to file INDs and foreign equivalents for RP2 and RP3 and, subject to regulatory clearance, expect RP2 to begin a Phase 1/2 clinical trial in the first half of 2019 and expect RP3 to enter clinical development in the first half of 2020. Our product candidates will require preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities.

(1)  NTD: Subject to continued review.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the FDA verbally informed us on March 23, 2018 and confirmed in writing on April 18, 2018 that our Phase 1/2 clinical trial of RP1 was on clinical hold and could not commence at U.S. sites until we submitted the results of a preclinical toxicology and biodistribution study with a longer follow-up period than was required by the regulatory authorities in the United Kingdom and the FDA cleared us to proceed with the clinical trial. We submitted the results from this study to the FDA in August of 2018. On September 6, 2018 the FDA accepted the Company’s IND application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

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

We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2018 and 2017, we reported a net loss of $19.7 million and $7.7 million, respectively. For the three months ended September 30, 2018 and 2017, we reported a net loss of $6.5 million and $4.7 million, respectively.  For the six months ended September 30, 2018 and 2017, we reported a net loss of $16.5 million and $8.2 million, respectively At September 30, 2018, we had an accumulated deficit of $45.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1 and any additional product candidates we may develop.

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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2018, our cash and cash equivalents and short-term investments were $147.9 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

As of November 14, 2018, we had 52 full-time employees, including 43 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

At September 30, 2018, we had $147.9 million of cash and cash equivalents and short-term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

As of November 12, 2018, based on public information available to us, the existing holdings of our executive officers, directors, and stockholders and their affiliates who beneficially own more than 5% of our common stock will represent beneficial ownership, in the aggregate, of approximately 84.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Certain of our stockholders are subject to lock-up agreements which will expire on January 15, 2019. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of November 12, 2018, up to an additional approximately 24.1 million shares of common stock will be eligible for sale in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2018, we did not issue or sell any unregistered securities.

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

Repurchased of Shares or of Company Equity Securities

During the quarter ended September 30, 2018, we did not repurchase any shares of the Company’s equity securities.

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

REPLIMUNE GROUP, INC.

Dated: November 14, 2018	By:	/s/ Robert Coffin
Name: Robert Coffin
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Stephen Gorgol
Name: Stephen Gorgol
Title: Chief Accounting Officer
(Principal Financial and Accounting Officer)