Form 10-Q
period 2018-12-31
Replimune Group, Inc.
filed 2019-02-14
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 12, 2019 was 31,646,800.

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$21,052	$17,583
Short-term investments	120,751	43,968
Research and development incentives receivable	1,843	2,389
Prepaid expenses and other current assets	1,300	763
Total current assets	144,946	64,703
Property and equipment, net	6,055	370
Restricted cash	1,186	78
Total assets	$152,187	$65,151

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,501	$1,993
Accrued expenses and other current liabilities	2,307	3,171
Total current liabilities	3,808	5,164
Deferred rent, net of current portion	168	52
Warrant liability	—	1,642
Lease liabilities	4,972	—
Total liabilities	8,948	6,858
Commitments and contingencies (Note 13)
Convertible preferred stock (Series Seed, A and B), $0.001 par value; 0 and 1,975,968 shares authorized as of December 31, 2018 and March 31, 2018, respectively; 0 and 1,925,968 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	—	86,361
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 150,000,000 and 27,314,288 shares authorized (inclusive of 0 and 26,258 shares of common A stock) as of December 31, 2018 and March 31, 2018 , respectively; 31,640,672 and 5,007,485 shares issued and outstanding (inclusive of 0 and 26,258 shares of common A stock) as of December 31, 2018 and March 31, 2018 , respectively	32	5
Additional paid-in capital	197,697	1,097
Accumulated deficit	(53,110)	(28,932)
Accumulated other comprehensive loss	(1,380)	(238)
Total stockholders’ equity (deficit)	143,239	(28,068)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$152,187	$65,151

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Operating expenses:
Research and development	$7,857	$3,573	$16,760	$9,013
General and administrative	2,280	1,159	6,360	3,151
Total operating expenses	10,137	4,732	23,120	12,164
Loss from operations	(10,137)	(4,732)	(23,120)	(12,164)
Other income (expense):
Research and development incentives	1,577	639	1,937	1,642
Interest income	882	32	1,775	72
Change in fair value of warrant liability	—	(387)	(5,452)	(965)
Other income (expense), net	5	94	682	(1,439)
Total other income (expense), net	2,464	378	(1,058)	(690)
Net loss	(7,673)	(4,354)	(24,178)	(12,854)
Net loss attributable to common shareholders	$(7,673)	$(4,354)	$(24,178)	$(12,854)

Net loss per share attributable to common shareholders, basic and diluted	$(0.24)	$(0.87)	$(1.18)	$(2.58)

Weighted average common shares outstanding—basic and diluted	31,577,313	4,981,227	20,433,580	4,977,659

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net loss	$(7,673)	$(4,354)	$(24,178)	$(12,854)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(102)	111	(1,088)	1,688
Net unrealized loss on short-term investments, net of tax	(55)	(5)	(54)	(5)
Comprehensive loss	$(7,830)	$(4,248)	$(25,320)	$(11,171)

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
	Convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balances as of March 31, 2018	1,925,968	$86,361	5,007,485	$5	$1,097	$(28,932)	$(238)	$(28,068)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(1,925,968)	(86,361)	19,157,360	19	86,342	—	—	86,361
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	7,094	—	—	7,094
Repurchase of class A common stock upon closing of initial public offering	—	—	(26,258)	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriter fees of $9,935	—	—	7,407,936	7	101,177	—	—	101,184
Stock-based compensation expense	—	—	—	—	1,823	—	—	1,823
Exercise of stock options	—	—	94,149	1	164	—	—	165
Unrealized gain on short-term investments	—	—	—	—	—	—	(54)	(54)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,088)	(1,088)
Net loss	—	—	—	—	—	(24,178)	—	(24,178)
Balances as of December 31, 2018	—	$—	31,640,672	$32	$197,697	$(53,110)	$(1,380)	$143,239

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(24,178)	$(12,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,823	458
Depreciation and amortization	106	81
Change in fair value of warrant liability	5,452	965
Accretion of discounts on short-term investments	(1,171)	—
Non-cash rent expense	40	—
Changes in operating assets and liabilities:
Research and development incentives receivable	340	(170)
Prepaid expenses and other current assets	(589)	(505)
Accounts payable	(521)	176
Accrued expenses and other current liabilities	(767)	86
Deferred rent	120	(18)
Net cash used in operating activities	(19,345)	(11,781)
Cash flows from investing activities:
Purchases of property, plant and equipment	(752)	(140)
Purchase of short-term investments	(134,624)	(25,830)
Sales and maturities of short-term investments	58,958	—
Net cash used in investing activities	(76,418)	(25,970)
Cash flows from financing activities:
Proceeds from issuance of series B convertible preferred stock, net of issuance costs	—	54,752
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and discounts	103,341	—
Exercise of stock options	165	—
Payment of issuance costs	(2,157)	—
Net cash provided by financing activities	101,349	54,752
Effect of exchange rate changes on cash and cash equivalents	(1,009)	1,608

Net increase in cash, cash equivalent and restricted cash	4,577	18,609
Cash, cash equivalents and restricted cash at beginning of period	17,661	20,594
Cash, cash equivalents and restricted cash at end of period	$22,238	$39,203

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$108	$—
Conversion of preferred stock into common stock	$86,361	$—
Conversion of convertible preferred stock warrants into common stock warrants	$7,094	$—
Amounts capitalized under built-to-suit lease transaction	$4,932	$—

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $7,673 and $4,354 for the three months ended December, 2018 and 2017, respectively and net losses of $24,178 and $12,854 for the nine months ended December 31, 2018 and 2017, respectively. In addition, as of December 31, 2018, the Company had an accumulated deficit of $53,110. The Company expects to continue to generate operating losses for the foreseeable future. As of February 14, 2019, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2.     Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly owned subsidiaries, Replimune UK, Replimune US and Replimune Securities Corporation, after elimination of all intercompany accounts and transactions. The consolidated financial statements reflect the capital as if Replimune Group, Inc. had been in existence for all periods presented.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of December 31, 2018, the consolidated statements of operations, of comprehensive loss and of cash flows for the three and nine months ended December 31, 2018 and 2017 and the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as of December 31, 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2018 and the results of its operations and its cash flows for the three and nine months ended December 31, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2018 and 2017 are unaudited. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of results to be expected for the year ending March 31, 2019, any other interim periods or any future year or period.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at March 31, 2018 and December 31, 2018. As of December 31, 2018, and March 31, 2018, cash equivalents totaled $16,110 and $4,130, respectively.

Restricted Cash

The Company maintains certain minimum balances in segregated bank accounts in connection with its corporate credit cards and a letter of credit for the benefit of the landlords in connection with an operating lease. As of December 31, 2018 and March 31, 2018, restricted cash consisted of $0 and $78, respectively, held in connection with the Company’s corporate credit cards and $1,186 and $0, respectively, held for the benefit of the landlords in connection with an operating lease. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.

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

The Company’s short-term debt security investments as of December 31, 2018 and March 31, 2018 had original maturities of less than one year.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company did not record any deferred offering costs as of March 31, 2018.  As of December 31, 2018, the Company recorded $2,157 of deferred offering costs in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the initial public offering.

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

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $1,577 and $1,937 during the three and nine months ended December 31, 2018, respectively. The Company recorded other income from research and development incentives of $639 and $1,642 during the three and nine months ended December 31, 2017, respectively, in the consolidated statements of operations and a research and development incentives receivable of $1,843  and $2,389 as of December 31, 2018 and March 31, 2018, respectively, on the consolidated balance sheets.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended December 31, 2018, comprehensive loss included $(102) and $(1,088) of foreign currency translation adjustments, respectively and $(55) and $(54) of unrealized losses on short-term investments, net of tax, respectively. For the three and nine months ended December 31, 2017, comprehensive loss included $111 and $1,688 of foreign currency translation adjustments, respectively and $(5) and $(5) of unrealized losses on short-term investments, net of tax, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires restricted cash to be presented with cash and cash equivalents on the consolidated statements of cash flows and disclosure of how the consolidated statements of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-18 as of April 1, 2018.  Restricted cash is now included as a component of cash, cash equivalents and restricted cash on the Company’s consolidated statement of cash flows. Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented on the consolidated statements of cash flows reflects the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash. Additionally, as a result of the adoption, transfers between restricted and unrestricted cash are no longer presented as a component of the Company’s investing activities.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 will be effective for the Company beginning April 1, 2020 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact of pending adoption on its consolidated financial statements and disclosures, including the impact on the Company’s build-to-suit lease for which the accounting may change under Topic 842.

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

The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that ASU 2018-17 will have on its consolidated financial statements and disclosures.

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

3.     Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$16,110	$—	$16,110
Commercial paper	—	71,057	—	71,057
US Treasury		6,951		6,951
Coporate debt securities	—	42,743	—	42,743
	$—	$136,861	$—	$136,861

	Fair Value Measurements as of
	March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$4,130	$—	$4,130
Commercial paper	—	27,998	—	27,998
Corporate debt securities	—	15,970	—	15,970
	$—	$48,098	$—	$48,098
Liabilities:
Warrant liability	$—	$—	$1,642	$1,642
	$—	$—	$1,642	$1,642

During the three and nine months ended December 31, 2018 and 2017, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper, US Treasury bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

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

The following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

Risk-free interest rate	2.81%
Expected dividend yield	0%
Expected term (in years)	7.2
Expected volatility	64.4%

The following table presents a roll forward of the warrant liability:

Warrant
Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,452
Conversion of convertible preferred stock warrant into common stock warrant	(7,094)
Balance at December 31, 2018	$—

4.     Short-term investments

Short-term investments by investment type consisted of the following:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	cost	Gains	Losses	Fair value
Commercial paper	$71,139	$—	$(82)	$71,057
US Treasury	6,949	2	—	6,951
Corporate debt securities	42,782	—	(39)	42,743
	$120,870	$2	$(121)	$120,751

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	cost	Gains	Losses	Fair value
Commercial paper	$28,028	$2	$(32)	$27,998
Corporate debt securities	16,005	—	(35)	15,970
	$44,033	$2	$(67)	$43,968

As of December 31, 2018 and March 31, 2018, none of the Company’s investments in commercial paper were classified within cash equivalents on the consolidated balance sheet.

5.              Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	December 31, 2018	March 31, 2018
Leasehold improvements	$154	$154
Construction in Progress	5,598	—
Office equipment	49	49
Computer equipment	108	87
Plant and laboratory equipment	508	336
	$6,417	$626
Less: Accumulated depreciation and amortization	(362)	(256)
	$6,055	$370

Depreciation and amortization expense was $37 and $106 for the three and nine months ended December 31, 2018, respectively.  Depreciation and amortization expense was $31 and $81 for the three and nine months ended December 31, 2017, respectively.

Construction-in-Progress, as of December 31, 2018, includes $4,932 capitalized in connection with the Company’s built-to-suit lease accounting (see Note 13).

6.              Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	March 31, 2018
Accrued research and development costs	$581	$949
Accrued compensation and benefits costs	1,037	949
Accrued professional fees	414	1,094
Deferred rent	24	26
Other	251	153
	$2,307	$3,171

7.           Convertible preferred stock

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.”  In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of December 31, 2018.

As of March 31, 2018, preferred stock consisted of the following (in thousands, except share amounts):

	March 31, 2018
		Preferred			Common
	Preferred	Shares			Stock
	Shares	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series Seed preferred stock	250,000	200,000	$1,609	$2,000	1,989,376
Series A preferred stock	864,553	864,553	30,000	30,000	8,599,601
Series B preferred stock	861,415	861,415	54,752	54,950	8,568,383
	1,975,968	1,925,968	$86,361	$86,950	19,157,360

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

Dividends

The holders of the preferred stock were entitled to be paid noncumulative dividends if and when declared by the Company’s board of directors. The Company could not pay any dividends on shares of common stock of the Company unless the holders of preferred stock then outstanding simultaneously receive dividends at the same rate and same time as dividends paid with respect to common stock. Dividends were to accrue on a daily basis assuming a 365-day year, and were to be paid in cash. Through December 31, 2018 and March 31, 2018, no dividends had been declared or paid.

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

The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. As of December 31, 2018 and March 31, 2018, the fair value of the warrant liability was $0 and $1,642, respectively. The Company recognized a loss of $0 and $5,452 within other income (expense), net in the consolidated statements of operations for the three and nine months ended December 31, 2018, respectively, related to the change in fair value of the warrant liability. The Company recognized losses of $387 and $965 within other income (expense), net in the consolidated statements of operations for the three and nine months ended December 31, 2017 related to the change in fair value of the warrant liability.

Upon the closing of the Company’s IPO in July 2018, all outstanding preferred stock was converted into common stock and the series seed preferred stock warrants became exercisable for common stock instead of series seed preferred stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity (deficit).

9.              Stockholders’ Equity

Common Stock

As of December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2018, the Company was authorized to issue 27,314,288 shares of par value $0.001 per share common stock (including 26,258 authorized shares of common A stock). In July 2017, the Company issued and sold 26,258 shares of par value $0.001 per share common A stock for nominal cash proceeds. In July 2018, the Company repurchased 26,258 shares of par value $0.001 per share common A stock for nominal cash proceeds.  The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.

As of December 31, 2018, the Company had reserved 6,872,305 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Compensation Plan, the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10)

and the exercise of the outstanding warrants to purchase shares of common. As of March 31, 2018, the Company had reserved 22,306,801 shares of common stock for the conversion of outstanding shares of preferred stock (see Note 7), the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Compensation Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of series seed preferred stock (see Note 8), assuming all warrants to purchase shares of series seed preferred stock became warrants to purchase shares of common stock at the applicable conversion ratio.

Voting

Each share of common stock, including common A stock, entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock, together with the holders of preferred stock and voting as a single class, are entitled to elect two directors of the Company by vote of a majority of such shares.

Dividends

Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through December 31, 2018 no cash dividends have been declared or paid.

Each share of common A stock is entitled to receive dividends, as may be declared by the Company’s board of directors, if any, equal to a maximum of 100% of each share’s par value. Upon an event of deemed liquidation, common A stock is entitled to receive dividends equal to a maximum of 300% of each share’s par value.

Undesignated Preferred Stock

As of December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.  There were no undesignated preferred shares issued or outstanding as of December 31, 2018.

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 as of December 31, 2018, of which 0 remained available for future grants as of December 31, 2018. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares, which is equal to the sum of (i) 3,486,118 shares of the Company’s common stock, plus (ii) the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan that remain available as of the effective date of the 2018 Plan (not to exceed 131,850 shares of the Company’s common stock). If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan.  As of December 31, 2018, 2,352,814 shares remained available for future grants under the 2018 Plan.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Risk-free interest rate	2.83%	2.06%	2.83%	1.95%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	63.3%	75.0%	61.7%	75.0%
Expected dividend yield	0%	0%	0%	0%

The following table presents the assumptions that the Company used to determine the grant-date fair value of stock options granted to a non-employee:

Three and Nine
Months Ended
December 31,
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

Stock options

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2018	2,520,247	$2.72	8.91	$2,808
Granted	1,280,500	15.04	9.59
Exercised	(94,149)	1.75
Cancelled	(33,063)	5.25
Outstanding as of December 31, 2018	3,673,535	$7.02	8.68	$17,385
Options exercisable as of March 31, 2018	592,349	1.84	8.22	$1,184
Options exercisable as of December 31, 2018	1,152,525	2.45	7.96	$8,699

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total fair value of options vested during the nine months ended December 31, 2018 and 2017 was $1,042 and $172, respectively.

As of December 31, 2018, there were no outstanding unvested service-based stock options held by non-employees.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Research and development	$474	$114	$989	$216
General and administrative	407	143	834	242
	$881	$257	$1,823	$458

As of December 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $12,208, which is expected to be recognized over a weighted average period of 2.55 years.

11.       Net loss per share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common stockholders	$(7,673)	$(4,354)	$(24,178)	$(12,854)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,577,313	4,981,227	20,433,580	4,977,659
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.87)	$(1.18)	$(2.58)

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

	Three and Nine
	Months Ended
	December 31,
	2018	2017

Options to purchase common stock	3,673,535	2,361,857
Convertible preferred stock (as converted to common stock)	—	19,157,360
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	4,170,879	22,016,561

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

As of December 31, 2018, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

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

As of December 31, 2018, the Company had not incurred any costs or received any reimbursements in connection with this agreement.

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

Build-to-suit lease

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

The Company is not the legal owner of the leased space.  However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain indemnification provisions within the lease agreement.  As a result, as of December 31, 2018, the Company capitalized $4,932 (equal to the estimated fair value of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation, which was classified as a long-term liability on its consolidated balance sheet.  The construction is expected to be completed in September 2019, at which time the Company will assess and determine if the assets and corresponding liability should be de-recognized.

The Company recorded the following for the lease agreement for its new office, manufacturing and laboratory space during the construction period:

Three and Nine Months Ended December 31, 2018
Rent expense	$40
Capitalized costs	$4,932

The Company recorded total rent expense of $251 and $479 during the three and nine months ended December 31, 2018, respectively. The Company recorded rent expense of $108 and $318 during the three and nine months ended December 31, 2017, respectively.

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of December 31, 2018:

2019 (remaining three months)	$118
2020	2,054
2021	2,893
2022	2,493
2023	2,568
2024	2,645
Thereafter	15,496
$28,267

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2018 and March 31, 2018, the Company had committed to minimum payments under these arrangements totaling $5,400 and $2,938 through December 31, 2019 and March 31, 2019, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The

Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 or March 31, 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14.       Benefit Plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three and nine months ended December 31, 2018, the Company made contributions totaling $57 and $191, respectively, to the 401(k) Plan. During the three and nine months ended December 31, 2017, the Company made contributions totaling $43 and $122, respectively, to the 401(k) Plan.

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

	December 31, 2018	March 31, 2018
United States	$5,611	$20
United Kingdom	444	350
	$6,055	$370

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

Overview

We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients. We use our proprietary Immulytic platform to design and develop product candidates that are intended to maximally activate the immune system against solid tumors. We are conducting a Phase 1/2 clinical trial with our lead product candidate, RP1, in approximately 150 patients with a range of solid tumors. In addition, in the first half of 2019, we plan to initiate a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC, which we are designing to potentially support product registration. We also intend to initiate a clinical trial for our second product candidate, RP2, in the first half of 2019.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $7.7 million and $4.4 million for the three months ended December 31, 2018 and 2017, respectively and $24.2 million and $12.9 million for the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $53.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates.  In addition, we expect to continue to incur additional costs associated with operating as a public company. We expect that our expenses and capital requirements will increase substantially if and as we:

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

•                  acquire or in-license other drugs and technologies; and

•                  add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our continued transition to operating as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for RP1 or our other product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company.

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

As of December 31, 2018, we had cash and cash equivalents and short-term investments of $141.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in thousands)
RP1	$4,026	$1,887	$7,633	$4,735
Unallocated research and development expenses	3,831	1,686	9,127	4,278
Total research and development expenses	$7,857	$3,573	$16,760	$9,013

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Income taxes

Since our inception and through December 31, 2018, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). Under the Tax Act, our deferred tax assets and liabilities (before valuation allowance) were remeasured at the lower federal tax rate, resulting in an increase to our income tax provision with an equal and offsetting reduction in our valuation allowance. We have completed our final determination of the remeasurement of our deferred tax assets and liabilities during the three months ended December 31, 2018 under SEC Staff Accounting Bulletin No. 118 and we have not recorded any adjustments to the provisional amounts recorded at March 31, 2018.

Results of operations

Comparison of the three months ended December 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018	2017	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$7,857	$3,573	$4,284
General and administrative	2,280	1,159	1,121
Total operating expenses	10,137	4,732	5,405
Loss from operations	(10,137)	(4,732)	(5,405)
Other income (expense):
Research and development incentives	1,577	639	938
Interest income	882	32	850
Change in fair value of warrant liability	—	(387)	387
Other income (expense), net	5	94	(89)
Total other income (expense), net	2,464	378	2,086
Net loss	$(7,673)	$(4,354)	$(3,319)

Research and development expenses

	Three Months Ended
	December 31,
	2018	2017	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$4,026	$1,887	$2,139
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	1,932	1,172	760
Other	1,899	514	1,385
Total research and development expenses	$7,857	$3,573	$4,284

Research and development expenses for the three months ended December 31, 2018 were $7.9 million, compared to $3.6 million for the three months ended December 31, 2017. The increase of $4.3 million was due primarily to an increase of approximately $2.1 million in direct research costs associated with RP1 and an approximately $2.1 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended December 31, 2018 associated with our ongoing Phase 1/2 clinical trial, which commenced in October 2017.

The increase in unallocated research and development expenses reflected an increase of $0.8 million in personnel-related costs, including stock-based compensation, and an increase of $1.4 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for three months ended December 31, 2018 and 2017 included stock-based compensation expense of $0.5 million and $0.1 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $2.3 million for the three months ended December 31, 2018, compared to $1.2 million for the three months ended December 31, 2017. The increase of $1.1 million primarily reflected increases of $0.6 million in personnel related costs, $0.2 million in professional fees and $0.3 million in facility costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.  The increase in professional fees was due primarily to costs associated with the preparation and review of our financial statements and costs associated with operating as a public company.  The increase in facility costs was due primarily to an increase in directors and officers insurance costs.

Other income (expense), net

Other income (expense) was $2.5 million for the three months ended December 31, 2018, compared to $0.4 million for the three months ended December 31, 2017. The increase of $2.1 million was primarily attributable to a $0.9 million increase in research and development incentives, a $0.9 million increase in interest income, a $0.4 million charge related to the change in the fair value of the warrant liability, partially offset by a $0.1 million decrease in other income due primarily to changes in foreign currency rates.

Comparison of the nine months ended December 31, 2018 and 2017

The following table summarizes our results of operations for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018	2017	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$16,760	$9,013	$7,747
General and administrative	6,360	3,151	3,209
Total operating expenses	23,120	12,164	10,956
Loss from operations	(23,120)	(12,164)	(10,956)
Other income (expense):
Research and development incentives	1,937	1,642	295
Interest income	1,775	72	1,703
Change in fair value of warrant liability	(5,452)	(965)	(4,487)
Other income (expense), net	682	(1,439)	2,121
Total other income (expense), net	(1,058)	(690)	(368)
Net loss	$(24,178)	$(12,854)	$(11,324)

Research and development expenses

	Nine Months Ended
	December 31,
	2018	2017	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$7,633	$4,735	$2,898
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,019	2,797	2,222
Other	4,108	1,481	2,627
Total research and development expenses	$16,760	$9,013	$7,747

Research and development expenses for the nine months ended December 31, 2018 were $16.8 million, compared to $9.0 million for the nine months ended December 31, 2017. The increase of $7.7 million was due primarily to an increase of approximately $2.9 million in direct research costs associated with RP1 and an approximately $4.8 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the nine months ended December 31, 2018 associated with our ongoing Phase 1/2 clinical trial, which commenced in October 2017.

The increase in unallocated research and development expenses reflected an increase of $2.2 million in personnel-related costs, including stock-based compensation, and an increase of $2.6 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for nine months ended December 31, 2018 and 2017 included stock-based compensation expense of $1.0 million and $0.2 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $6.4 million for the nine months ended December 31, 2018, compared to $3.2 million for the nine months ended December 31, 2017. The increase of $3.2 million primarily reflected increases of $1.5 million in personnel related costs, $1.1 million in professional fees and $0.8 million in facility costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.  The increase in professional fees was due to costs associated with the preparation, audit and review of our financial statements and readiness to become a public company.  The increase in facility costs was due to additional space we leased in June 2018.

Other income (expense), net

Other income (expense) was $(1.1) million for the nine months ended December 31, 2018, compared to $(0.7) million for the nine months ended December 31, 2017. The increase of $0.4 million was primarily attributable to a $4.5 million charge related to the change in the fair value of the warrant liability partially offset by a $0.3 million increase in research and development incentives, a $2.1 million gain due to changes in foreign currency rates and a $1.7 million increase in interest income.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale equity securities. Through December 31, 2018, we had received gross proceeds of $190.3 million from our sales of common stock and preferred stock. As of December 31, 2018, we had cash and cash equivalents and short-term investments of $141.8 million.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	December 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(19,345)	$(11,781)
Net cash used in investing activities	(76,418)	(25,970)
Net cash provided by financing activities	101,349	54,752
Effect of exchange rate changes on cash and cash equivalents	(1,009)	1,608
Net increase in cash and restricted cash	$4,577	$18,609

Operating activities

During the nine months ended December 31, 2018, net cash used in operating activities was $19.3 million, primarily resulting from our net loss of $24.2 million, net cash used in changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $6.2 million. Net cash used in changes in our operating assets and liabilities for the nine months ended December 31, 2018 consisted primarily of a $0.6 million increase in prepaid expenses and other current assets, a $0.5 million decrease in accounts payable and a $0.8 million decrease in accrued expenses and other current liabilities, partially offset by a $0.3 million decrease in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.1 million increase in deferred rent.

During the nine months ended December 31, 2017, net cash used in operating activities was $11.8 million, primarily resulting from our net loss of $12.9 million and net cash used in changes in our operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $1.5 million. Net cash used by changes in our operating assets and liabilities for the nine months ended December 31, 2017 consisted primarily of a $0.5 million increase in prepaid expenses and other current assets and a $0.2 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, partially offset by a $0.2 million increase in accounts payable and a $0.1 million increase in accrued expenses and other current liabilities.  The increase in prepaid expenses and other current assets was due to value-added tax receivables and CMO deposits for RP1 clinical trial supplies.

Investing activities

During the nine months ended December 31, 2018, net cash used in investing activities was $76.5 million, consisting of $134.6 million in purchases of available for sale securities and $0.9 million in purchases of property, plant and equipment, partially offset by $59.0 million in proceeds from maturities of short-term investments.

During the nine months ended December 31, 2017, net cash used in investing activities was $26.0 million, consisting of $25.8 million in purchases of available for sale securities and $0.1 million in purchases of property, plant and equipment.

We expect that purchases of property, plant and equipment will increase over the next several years resulting from our intended establishment of our own in-house manufacturing facility.

Financing Activities

During the nine months ended December 31, 2018, net cash provided by financing activities consisted primarily of net cash proceeds of $103.3 million from our issuance of common stock in connection with our IPO and $0.2 million from the exercise of stock options, partially offset by $2.2 million of payments of issuance costs.

During the nine months ended December 31, 2017, net cash provided by financing activities consisted of net cash proceeds of $54.8 million from our issuance of Series B preferred stock.

Funding requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

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

•                  acquire or in-license other drugs and technologies; and

•                  add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our continued transition to operating as a public company.

As of December 31, 2018, we had cash and cash equivalents and short-term investments of $141.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual obligations and commitments

During the three and nine months ended December 31, 2018, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Prospectus.

Critical accounting policies and significant judgments and estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Prospectus, the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•                  accrued research and development expenses and

•                  stock-based compensation.

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

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

As of December 31, 2018, we had cash and cash equivalents and short-term investments of $141.8 million, which consisted of cash equivalents, commercial paper and commercial debt securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2018, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the three and nine months ended December 31, 2018, we recognized foreign currency transaction gains of $5,000, and $0.7 million, respectively. During the three and nine months ended December 31, 2017, we recognized foreign currency transaction gains (losses) of $0.1 million, and $(1.4) million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2018, there were changes in our internal control over financial reporting. Specifically, we augmented our accounting resources by hiring a Director of Finance and we developed and implemented enhanced policies, procedures and controls related to the review of complex accounting transactions. There have been no other changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our lead product candidate, RP1, is in the early stages of a Phase 1/2 clinical trial, while our other product candidates, RP2 and RP3, are in preclinical development. We expect to file INDs and foreign equivalents for RP2 and RP3 and, subject to regulatory clearance, expect RP2 to begin a Phase 1/2 clinical trial in the first half of 2019 and expect RP3 to enter clinical development in the first half of 2020. Our product candidates will require preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities.

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

We have not previously submitted a BLA to the FDA, or a similar marketing application to comparable foreign regulatory authorities, for any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, or at all.

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

To date, the most commonly reported adverse events observed for RP1 are local injection site reactions and systemic constitutional symptoms, such as fatigue, fevers and chills. However, there can be no assurance that additional undesirable side effects or serious adverse events will not be caused by or associated with RP1 or our other product candidates as they continue through or enter clinical development. Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or a comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements, including compliance with Brexit, could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of RP1 and our other product candidates will be harmed. If we obtain approval for any product candidate and ultimately commercialize that product in foreign markets, we would be subject to additional risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

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

We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2018 and 2017, we reported a net loss of $19.7 million and $7.7 million, respectively. For the three months ended December 31, 2018 and 2017, we reported a net loss of $7.7 million and $4.4 million, respectively.  For the nine months ended December 31, 2018 and 2017, we reported a net loss of $24.2 million and $12.9 million, respectively. At December 31, 2018, we had an accumulated deficit of $53.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1 and any additional product candidates we may develop.

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

Our operations have consumed substantial amounts of cash since inception. At December 31, 2018, our cash and cash equivalents and short-term investments were $141.8 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

We have begun construction activities with respect to a lease signed in June 2018 for an approximately 63,000 square-foot facility in Framingham, Massachusetts at which we intend to establish and equip our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We may face delays in the completion of the facility. In addition, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP regulations, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

As of February 12, 2019, we had 62 full-time employees, including 52 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses, including hiring additional finance and accounting personnel and initiating design and implementation of our financial control environment, including the establishment of controls to account for and disclose complex transactions.

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

At December 31, 2018, we had $141.8 million of cash and cash equivalents and short-term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

Our executive officers, directors, and stockholders and their affiliates own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Based on the number of shares outstanding as of February 12, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless have significant influence over matters requiring stockholder approval. For example, these stockholders will significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Certain of our stockholders were subject to lock-up agreements which expired on January 15, 2019. Upon the expiration of the lock-up agreements, based upon the number of shares of common stock, on an as-converted basis, outstanding as of February 12, 2019, up to approximately 24.1 million shares of common stock became eligible for sale in the public market.

In addition, approximately 6.8 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 19.7 million shares of our common stock, or their permitted transferees, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

We continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, and related SEC and Nasdaq rules impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

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

We are an emerging growth company. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and critical audit matters reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2018, we did not issue or sell any unregistered securities.

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

Repurchased of Shares or of Company Equity Securities

During the quarter ended December 31, 2018, we did not repurchase any shares of the Company’s equity securities.

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

REPLIMUNE GROUP, INC.

Dated: February 14, 2019	By:	/s/ Robert Coffin
Name: Robert Coffin
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2019	By:	/s/ Stephen Gorgol
Name: Stephen Gorgol
Title: Chief Accounting Officer
(Principal Financial and Accounting Officer)