Form 10-K
period 2019-03-31
Replimune Group, Inc.
filed 2019-06-28
CIK 1737953

Use these links to rapidly review the document

REPLIMUNE GROUP, INC. Financial Statements For the Years Ended March 31, 2019, 2018 and 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-38596

REPLIMUNE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-2082553 (I.R.S. Employer Identification No.)

18 Commerce Way
Woburn MA 01801
(Address of principal executive offices)
(Zip Code)

(781) 995-2443
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	REPL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $184 million, based on the closing price of the registrant's Common Stock on September 28, 2018, the last business day of the registrant's most recently completed second fiscal quarter.

         There were 31,663,701 shares of Common Stock outstanding as of June 21, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2019

Special note regarding forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, among other things:

  •
  the timing, progress, and results of preclinical studies and clinical trials for RP1 or any of our other product candidates, including the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;

  •
  our ability to obtain additional funding as necessary;

  •
  the timing, scope or likelihood of regulatory filings and approvals, including timing of our Biologics License Application, or BLA, and filing for, and final approval by the Food and Drug Administration, or the FDA, of, RP1 or any of our other product candidates;

  •
  the timing, scope, or likelihood of foreign regulatory filings and approvals;

  •
  our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;

  •
  our ability to develop and advance any future product candidates into, and successfully complete, clinical trials;

  •
  our expectations regarding the size of the patient populations for RP1 or our other product candidates if approved for commercial use;

  •
  the costs and timing of establishing, equipping, and operating our planned in-house manufacturing facility;

  •
  our estimates regarding expenses and capital requirements;

  •
  the implementation of our business model and our strategic plans for our business, RP1 and our other product candidates;

  •
  the rate and degree of market acceptance and clinical utility of RP1 or our other product candidates;

  •
  the potential benefits of and our ability to establish or maintain future collaborations or strategic relationships;

  •
  our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

  •
  our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering RP1 and our other product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation of any third-party intellectual property rights;

  •
  our competitive position, and developments and projections relating to our competitors and our industry;

  •
  negative developments in the field of immuno-oncology;

  •
  the impact of laws and regulations;

  •
  our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012; and

  •
  the other risks and uncertainties described under "Risk factors."

        The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent required by applicable law. You should not rely on forward-looking statements as predictions of future events. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I

Item 1.    Business

Overview

        We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients. We use our proprietary Immulytic platform to design and develop product candidates that are intended to maximally activate the immune system against cancer.

        Oncolytic immunotherapy is an emerging class of cancer treatment that exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Such oncolytic, or "cancer killing," viruses have the potential to generate an immune response targeted to an individual patient's particular set of tumor antigens, including neo-antigens that are uniquely present in tumors. Our product candidates incorporate multiple mechanisms of action into a practical "off-the-shelf" approach that is intended to maximize the immune response against a patient's cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

        The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been "armed" with a fusogenic protein intended to substantially increase anti-tumor activity. Our platform enables us to incorporate various genes whose expression is intended to augment the inherent properties of HSV-1 to both directly destroy tumor cells and induce an anti-tumor immune response. We believe our lead product candidate, RP1, will be effective at killing tumors and inducing immunogenic, or immune-stimulating, tumor cell death and that it will be highly synergistic with immune checkpoint blockade therapies.

        We are currently conducting a Phase 1/2 clinical trial with RP1 in approximately 150 patients. We have completed enrollment of the Phase 1 dose rising part of this clinical trial in which we are assessing the safety and tolerability of RP1 administered alone in 22 patients with mixed advanced solid tumor types, and following the review of the data by the Safety Review Committee, or SRC, have determined the dose regimen to be administered in the Phase 2 part of this clinical trial. We are completing enrollment of a Phase 1 expansion cohort of approximately 12 patients in which we are assessing the safety and tolerability of RP1 administered in combination with an anti-PD1 therapy at the determined Phase 2 dose level. One patient with microsatellite instability high cancers, or MSI-H/dMMR, remains to be enrolled in the expansion cohort.

        The Phase 2 part of this clinical trial is designed to assess the safety and efficacy of RP1 in combination with an anti-PD1 therapy in four cohorts of approximately 30 patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR. Following SRC review of the Phase 1 data to date, including data from the expansion cohort receiving RP1 with anti-PD1 therapy, we have opened enrollment in the United States and the United Kingdom of the melanoma, bladder cancer, and non-melanoma skin cancer Phase 2 cohorts, and will open enrollment of the MSI-H-dMMR Phase 2 cohort after a final evaluable MSI-H/dMMR patient has been enrolled in the Phase 1 expansion cohort without safety concerns. In the Phase 2 part of the clinical trial, we are also evaluating efficacy under the clinical trial protocol, primarily on the basis of the proportion of patients who have a response within each tumor type cohort. Responses are either defined as a partial response (a 30% or greater reduction in tumor size) or a complete response (a complete eradication of the disease). We then intend to analyze each cohort's data to determine the indications that merit progressing into further clinical development.

        This Phase 1/2 clinical trial is being conducted as a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in this clinical trial. BMS has no further development-related obligations under this collaboration.

        We have also entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, under which we intend to conduct clinical development of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron. For each clinical trial conducted under this collaboration, Regeneron will fund one-half of the clinical trial costs, supply cemiplimab at no cost, and grant us a non-exclusive, royalty-free license to cemiplimab for use in the clinical trial. The first planned clinical trial under this collaboration is a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC. Initial study site activation is currently underway in the United States and Australia, with study initiation expected in August 2019. If compelling clinical data are generated demonstrating the benefits of the combined treatment, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval.

        We are also developing additional product candidates, RP2 and RP3, built on our Immulytic platform, that are further engineered to enhance anti-tumor immune responses and intended to address additional tumor types. RP2 has been engineered to express an antibody-like molecule that blocks the activity of CTLA-4, a protein that inhibits the immune response to tumors. RP3 is engineered with the intent of not only blocking the activity of CTLA-4, but also to further stimulate an anti-tumor response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

        We intend to initiate a Phase 1 clinical trial with RP2 alone and in combination with nivolumab in the third quarter of 2019, pending our response to queries from the FDA in the United States and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom regarding certain Chemistry, Manufacturing, and Controls, or CMC aspects of the clinical trial. These queries, which we received from the FDA and MHRA in February 2019 and May 2019, respectively, were in response to our submission of pre-IND questions to the FDA and the CTA, respectively. Our responses to these queries, including with respect to the FDA, the development of a further analytical data, have delayed the intended opening of this Phase 1 clinical trial beyond the second quarter of 2019 as we originally intended. The clinical trial is now expected to initiate, initially in the UK, in the third quarter of 2019. The Phase 1 clinical trial of RP2 will also be conducted as a collaboration with BMS, under which it has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. BMS has no further development-related obligations under this collaboration.

        We intend to file an IND and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND enabling studies are currently underway.

        Our product candidates are administered by direct injection into solid tumors, guided either visually or by ultrasound or other imaging methods. We believe that direct injection maximizes virus-mediated tumor cell death, provides the most efficient delivery of virus-encoded immune activating proteins into the tumor with the goal of activating systemic immunity, and limits the systemic toxicities that could be associated with intravenous administration. Activation of systemic immunity through local administration can lead to the induction of tumor responses in tumors which have not themselves been injected, which is known as an "abscopal" effect.

Our strategy

        Our goal is to create the leading oncolytic immunotherapy company that discovers, develops and commercializes next-generation products with multiple mechanisms of action for the treatment of a broad range of solid tumor types. Key elements of our strategy include the following:

        Advance the development of, and seek regulatory approval for, our lead product candidate, RP1.    We are advancing two clinical trials for RP1. We are currently initiating a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC, which we have designed to potentially support product registration. In addition, we are currently conducting the Phase 2 part of our Phase 1/2 clinical trial of RP1 in combination with nivolumab, enrollment of which is currently open for three of the four intended tumor type cohorts. We then intend to analyze each cohort's data to determine the indications that merit further clinical development.

        Initiate the clinical development of and obtain regulatory approval for RP2, our next product candidate.    We have engineered RP2, which is based on RP1 but additionally expresses an anti-CTLA-4 antibody-like protein, to target tumor types that do not respond to single-agent immune checkpoint blockade therapies and patients who have not responded to or who have progressed on anti-PD-1/L1 therapy. In the third quarter of 2019, we plan to initiate a Phase 1 clinical trial of RP2 alone and in combination with nivolumab following receipt of regulatory approval to proceed in the United States and/or United Kingdom. Pending the results of this Phase 1 clinical trial, we intend to initiate separate Phase 2 clinical trials in individual tumor types, currently intended to include triple negative breast cancer and two additional indications, which we expect to define in the second half of 2019.

        Leverage our Immulytic platform to build a portfolio of product candidates that target a range of immune mechanisms and progress these product candidates into the clinic.    We plan to utilize our Immulytic platform to develop additional product that express further combinations of proteins aimed at activating multiple immune mechanisms for the treatment of a broad range of solid tumor types. Our intended goal in the coming years is to introduce one product candidate into the clinic each year. Current focus, however, is on the development of RP1, RP2 and RP3 rather than expansion of the pipeline beyond these product candidates.

        Apply our extensive expertise to establish, equip, and operate our own in-house manufacturing facility.    We intend to establish, equip, and operate our own manufacturing facility in Framingham, Massachusetts for multi-product current Good Manufacturing Practice, or cGMP, manufacturing. We expect our facility to be ready to produce clinical-grade material during the first half of 2020 and ultimately to be able to support commercial product launch.

        Retain significant economic and commercial rights to our product candidates in key geographic areas.    We intend to retain rights in the United States for our product candidates and to develop an oncology-focused commercial organization. When economically attractive, we intend to evaluate and enter into development and marketing agreements with pharmaceutical and biotechnology partners for geographic areas in which we are unlikely to pursue development and commercialization on our own.

Immuno-oncology background and limitations of existing therapies

        Cancer is a broad group of diseases in which normal cells are transformed into a state of rapid and uncontrolled cell division, typically forming tumors. Cancer originates from a particular tissue in the body, such as the lung or skin, and often spreads, or metastasizes, as the disease progresses. Tumors are comprised of multiple cell types, including cancerous cells and immune cells. The composition and the type of tumor dictate the aggressiveness of a particular cancer, its susceptibility to treatment, and ultimately the outcome for the patient. A promising new approach to cancer treatment, which is the subject of significant ongoing drug development activity, is to activate the immune system against cancer.

        The immune system contains many different cell types that fall into two general categories, cells of the innate immune system and cells of the adaptive immune system. The innate immune system is a first-line, ubiquitous, non-specific defense mechanism aimed at combating elements that the body views as foreign, particularly microbial pathogens and parasites, but also tumor cells. After the innate immune system is activated, an adaptive immune response is triggered that is specific to particular proteins, known as antigens. The adaptive immune system is flexible and can evolve. Importantly, it has the capacity for immune memory, or the ability to be recalled into action if the same foreign antigen is detected in the body in the future. Activation of both the innate and adaptive components of the immune system is believed to be essential for the induction of an effective anti-cancer immune response.

        Immune checkpoints are key mechanisms of the adaptive immune system that function to inhibit immune responses and, in particular, to prevent the induction of autoimmunity. In the cancer setting, tumors can hijack these immune checkpoints such that the tumors become protected from the effects of anti-cancer immunity. This enables tumors to continue growing without or with reduced immune interference, even if an anti-tumor immune response had been initiated. Additional immune checkpoints inhibit the initial induction of an immune response, rather than subsequently protecting the tumor from a previously established immune response.

        Checkpoint inhibitor therapies block these negative regulators of the immune system with the intent of either rendering tumors susceptible to immune attack and/or increasing the potency of the anti-tumor immune response that is generated. This approach to cancer therapy has the potential to result in long-lasting anti-cancer effects in certain patients with certain tumor types. To date, multiple immune checkpoint blockade products have been approved in a number of cancer indications, and there are numerous other related drug candidates in preclinical and clinical development. Market researchers forecast that immuno-oncology treatments will grow to over $25 billion a year in sales globally by 2022.

        While immune checkpoint blockade has been a transformational treatment for many patients with cancer, the majority of patients do not respond to current treatments. This is because checkpoint blockade therapies require a pre-existing immune response to a patient's tumor and that the tumors be "inflamed," or "hot." Because many patients do not have an ongoing pre-existing anti-tumor immune response, which is often referred to as a tumor being immunologically "cold," only a minority of patients respond to checkpoint blockade therapies alone. We therefore believe that the ability to effectively convert "cold" tumors to "hot" would substantially increase the response rates and the types of tumors which are susceptible to immune checkpoint blockade therapies.

Our approach—Oncolytic immunotherapy

        Our product candidates are designed to induce a robust immune response against a patient's cancer and turn immunologically "cold" tumors "hot." To achieve this objective, we use oncolytic immunotherapies that combine multiple mechanisms of action in a single product candidate. We believe our product candidates will initiate or enhance an immune response in patients with no or minimal pre-existing cancer immunity, including to tumor neo-antigens, and thereby increase the effectiveness of immune checkpoint blockade therapies.

        Oncolytic immunotherapy is the treatment of cancer with viruses that selectively replicate in tumors as compared to normal tissue, thereby killing the virus-infected tumor cells. In addition to this direct oncolytic killing of cancer cells, the presence of the virus and the generation of immune-stimulating tumor cell death triggers both innate and adaptive immune responses that result in further tumor destruction, intended to result in the establishment of lasting anti-tumor immunity.

        Our product candidates are intended to act at several key points in the pathways involved in the initiation of an immune response. Following direct injection into tumors, our viruses replicate in cancer cells and then lyse, or break them open, releasing tumor antigens, including neo-antigens specific to the patient, which could otherwise be hidden from the immune system. This process of necrotic cell death releases intra-cellular markers of "danger," the danger associated molecular patterns, or DAMPs, while the virus produces pathogen associated markers of danger, or PAMPs. These trigger various pathways of the innate immune system, including the STING pathway and pathways mediated through toll-like receptors, or TLRs, each resulting in the production of interferon. Innate immune activation would be expected to itself provide anti-tumor effects, as interferon activates natural killer cells which can destroy tumor cells. Innate immune activation would also be expected to help to trigger adaptive anti-cancer immunity, in which antigen presenting cells, or APCs, are attracted to the injected tumor. APCs internalize cancer antigens, including neo-antigens, and traffic back to the draining lymph nodes where they present the antigens to T cells. These are then primed to proliferate and disperse systemically to seek and destroy cancer cells with the same antigen profile throughout the body with the aim of destroying distant tumor deposits.

        To further augment these intended effects, our oncolytic immunotherapies are intended to genetically encode and express multiple potent cell-killing and immune-stimulating proteins in the tumor—in other words, our oncolytic immunotherapies are "armed" with these therapeutic genes.

        We believe that our ability to incorporate multiple mechanisms of action into a practical "off-the-shelf" approach to initiating or enhancing an anti-tumor immune response, including to neo-antigens, will offer significant advantages over the various approaches to immune activation that are currently in development, including personalized vaccine treatments. Tumor neo-antigens are uniquely present in tumors as compared to normal tissue because they result from the genetic changes that occur as cancer develops. Unlike the antigens present in normal tissue, the immune system sees neo-antigens as foreign. As a result, the immune system is able to mount an immune response to tumor neo-antigens in the same way that it would to the antigens contained in disease-causing micro-organisms, which the immune system also sees as foreign. Researchers believe immune responses to tumor neo-antigens are particularly important in providing the patient's immune system the ability to combat cancer, and as a consequence various "personalized vaccine" approaches to generating immune responses to tumor neo-antigens are in development. These approaches are generally both expensive and time consuming because a vaccine cannot be designed and manufactured until a tumor biopsy is taken and analyzed in the laboratory to identify the mutated tumor antigens that will be targeted by the treatment. We believe that our approach may also offer significant advantages over other approaches to anti-cancer immune activation that only target a single pathway of the immune system, as is the case with most of the other immuno-oncology therapies currently under development. Importantly, our product candidates are intended to maximally activate an immune response against cancer, the missing element needed to allow anti-PD-1 or anti-PD-L1 therapy to treat more patients and tumor types, unlike some other therapies which are intended to act by blocking additional defense mechanisms against an anti-tumor immune response once it has been initiated.

Our Immulytic platform

        The foundation of our oncolytic immunotherapy product candidates, which we call our Immulytic platform, consists of a proprietary strain of HSV-1 that we have engineered to replicate selectively in tumors and to express a fusogenic glycoprotein, a protein that triggers the fusion of the membranes between cells. HSV-1 is both highly cell lytic and inflammatory, and also has a large carrying capacity, which makes it possible to incorporate multiple genes encoding therapeutic proteins. We believe our combination of HSV-1 with the expression of the fusogenic glycoprotein increases the natural ability of HSV-1 to kill tumor cells and to induce an anti-tumor immune response. The fusogenic functionality of our product candidates is intended not only to increase the number of tumor cells that are killed, but also to cause highly immunogenic death of tumor cells. We believe that these factors will increase the potency of the systemic anti-tumor immune response that is generated by our product candidates. With the intention of amplifying the anti-tumor response further, we have also engineered our product candidates to express in tumors a range of additional, potent, immune activating genes encoding therapeutic proteins. Our lead product candidate, RP1, serves as the base for the development of these additional oncolytic immunotherapies expressing further therapeutic proteins. In addition to RP1, our current pipeline products are RP2 and RP3.

        We believe that our intended step-wise development approach from RP1 through RP3 reduces clinical risk, as we will be able to study the safety profile of each therapeutic protein prior to moving to the next product candidate with an additional therapeutic protein that is intended to provide more potent anti-tumor immune effects.

Lead product candidate: RP1

        Our lead product candidate, RP1, is a selectively replicating version of HSV-1 that expresses GALV-GP R(-) and human GM-CSF. RP1 has the following properties:

  •
  We have deleted the ICP34.5-encoding gene, which enables tumor-selective virus replication;

  •
  We have deleted the ICP47-encoding gene, which is intended to prevent the inhibition of the antigen presentation pathway otherwise caused by ICP47 binding to the transporter associated with antigen presentation. ICP47 deletion is also intended to result in the increased and earlier expression of the HSV-1 US11 gene by placing the HSV-1 US11 gene under the control of ICP47 promoter. This increases virus replication in tumors without reducing tumor-selectivity; and

  •
  We have inserted the sequences for GALV-GP R(-) and human GM-CSF, which results in the expression of these therapeutic proteins with the intention of increasing both the direct tumor cell killing and the potency of the anti-tumor immune response that is induced.

        We are developing RP1 for use in combination with immune checkpoint blockade therapy, particularly therapies targeting PD-1 or PD-L1. We believe that the robust release of tumor antigens and the highly immunogenic tumor cell death intended to be caused by RP1 will further increase the synergy previously seen between oncolytic viruses and immune checkpoint blockade therapy.

Preclinical results

        In one of our preclinical experiments, tumors were induced in both the left and right flanks of rats. RP1 was then injected into the tumors in only the right flanks. We observed destruction not only of the injected tumors in the right flanks, but also of the large un-injected tumors in the left flanks of 70% of the treated rats. When formulation buffer with no RP1 was injected into "control" rats, no impact on the growth of the injected or un-injected tumors was observed. This effect of RP1 in both injected and un-injected tumors provides support for the potent systemic, or "abscopal," effect of RP1.

Phase 1/2 clinical trial in multiple tumor types

        We are currently conducting a Phase 1/2 clinical trial with RP1 in approximately 150 patients. We have completed enrollment of the Phase 1 dose rising part of this clinical trial in which we are assessing the safety and tolerability of RP1 administered alone in 22 patients with mixed advanced solid tumor types and, following the review of the data by the SRC, have determined the dose regimen to be administered in the Phase 2 part of this clinical trial. We are completing enrollment of a Phase 1 expansion cohort of approximately 12 patients in which we are assessing the safety and efficacy of RP1 administered in combination with nivolumab. One patient with MSI-H/dMMR remains to be enrolled in the expansion cohort. We have designed the Phase 1 part of the trial to provide insights on the effects of RP1 on tumors, including necrosis, inflammation and erythema, the biodistribution of RP1 in the blood, saliva and mucosa, and the impact of RP1 administration on anti-HSV-1 antibody responses. For the patients in the Phase 1 part of the trial who also receive nivolumab, we are assessing certain biomarkers indicative of immune activation in tumor biopsies. These include the infiltration of T cells, expression of PD-L1, and the presence of an "inflamed gene signature," each of which would indicate ongoing immune activation.

        The Phase 2 part of this clinical trial is designed to assess the safety and efficacy of RP1 in combination with an anti-PD1 therapy in four cohorts of approximately 30 patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR. Following SRC review of the Phase 1 data to date, we have opened enrollment in the United States and the United Kingdom of the melanoma, bladder cancer, and non-melanoma skin cancer Phase 2 cohorts, and will open enrollment of the MSI-H-dMMR Phase 2 cohort after a final evaluable MSI-H/dMMR patient has been enrolled in the Phase 1 expansion cohort without safety concerns. In the Phase 2 part of the clinical trial, we are also evaluating efficacy under the clinical trial protocol, primarily on the basis of the proportion of patients who have a response within each tumor type cohort. Responses are either defined as a partial response (a 30% or greater reduction in tumor size) or a complete response (a complete eradication of the disease). We then intend to analyze each cohort's data to determine the indications that merit progressing into further clinical development. We have chosen the tumor types in the Phase 2 part of the clinical trial because they have shown that they have some level of underlying responsiveness to treatment with immune checkpoint blockade therapies but for which we believe considerable unmet medical need remains. We intend to expand the number of patients treated and/or add a control arm for each cohort where we see promising signs of efficacy, either as part of the same clinical trial or as separate clinical trials, as a means to gather more definitive data in support of the clinical benefit of the combination of RP1 and nivolumab in these respective tumor types. We believe that the expanded clinical trials can be designed to support a filing with regulatory authorities for marketing approval.

        This Phase 1/2 clinical trial is being conducted as a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in this clinical trial. BMS has no further development-related obligations under this collaboration.

Phase 2 clinical trial in CSCC

        We are also planning to initiate a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC. Initial study site activation is currently underway in the United States and Australia, with study initiation expected in August 2019. This clinical trial will be conducted in collaboration with Regeneron. If compelling clinical data are generated demonstrating the benefits of the combined treatment, we believe the data from this trial could support a filing with regulatory authorities for marketing approval.

Product candidate pipeline

        We are also developing additional product candidates, RP2 and RP3, built on our Immulytic platform, that are further engineered to enhance anti-tumor immune responses and intended to address additional tumor types. RP2 has been engineered to express an antibody-like molecule that blocks the activity of CTLA-4, a protein that inhibits the immune response to tumors. RP3 is engineered with the intent of not only blocking the activity of CTLA-4, but also to further stimulate an anti-tumor response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

Pipeline product candidate: RP2

        We have designed our RP2 product candidate to express an anti-CTLA-4 antibody-like protein in order to block the inhibition of the immune response otherwise caused by CTLA-4. We believe that RP2 will offer advantages compared with current CTLA-4 approaches, including ipilimumab. By expressing anti-CTLA-4 only locally in the tumor and draining lymph nodes, we believe that activity will be retained, but that toxicity will be reduced. We intend that our RP2 product candidate will be used in combination with anti-PD-1 therapy, which we believe will result in both synergy with the oncolytic virus and the expression of the anti-CTLA-4 in the tumor.

        We intend to administer RP2 in combination with anti-PD-1 or anti-PD-L1 therapy in tumor types with poor responsiveness to anti-PD-1/L1 therapy alone, and in patients who have not responded to or who have progressed on prior anti-PD-1/L1 therapy. We currently expect to include patients with triple negative breast cancer and two further indications in our initial clinical trial with RP2, and we expect to determine which tumor types to target in the second half of 2019.

Preclinical results

        We have conducted preclinical tests comparing RP1 and RP2 to determine the effect of expressing the anti-CTLA-4 antibody-like protein and have observed an enhanced effect with RP2. In one of these preclinical experiments, tumors were induced in both the left and right flanks of mice. Either RP1 or RP2 was then injected into the tumors in only the right flanks. We observed enhanced destruction of tumors with RP2 as compared to RP1, particularly of the un-injected tumors. In this experiment only a low dose of virus was used such that with RP1 un-injected tumors only partially responded to the treatment. This was to allow the potential benefits of anti-CTLA-4 expression to be observed.

        In a further experiment with RP2 in combination with anti-PD-1 therapy, we demonstrated that the responses in 15 mice in which tumors had been eradicated were durable and that all but one of these mice were protected against re-challenge with tumor cells, demonstrating that memory immune responses had been induced.

Planned Phase 1 clinical trial

        We intend to initiate a Phase 1 clinical trial with RP2 alone and in combination with nivolumab in the third quarter of 2019, pending our response to queries from the FDA in the United States and the MHRA in the United Kingdom regarding certain CMC aspects of this Phase 1 clinical trial with RP2, as described below. Our responses to these queries have delayed the intended opening of this Phase 1 clinical trial with RP2 beyond the second quarter of 2019 as we originally intended. This Phase 1 clinical trial of RP2 will also be conducted as a collaboration with BMS, under which it has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with. BMS has no further development-related obligations under this collaboration.

Regulatory status

        In the United Kingdom, prior to filing a CTA, we participated in a pre-CTA meeting with the MHRA in December 2018. We subsequently filed our CTA with the MHRA in February 2019 and received a response with a number of queries in March 2019. We responded to the MHRA in April 2019 and in May 2019 the MHRA notified us that further CMC information was required. In June 2019, the MHRA provided clarification with respect to the required information, which related to the provision of additional comparability data between the intended clinical batches and those used in non-clinical studies. We expect that, after submitting the requested data to the MHRA, we will initiate the Phase 1 clinical trial with RP2 alone and in combination with nivolumab in the third quarter of 2019, rather than the second quarter as originally planned.

        In the United States, we submitted pre-IND questions to the FDA in January 2019 and the FDA responded in February 2019 with a number of CMC related queries, including indicating the need for further analytical data to be generated and that further justification was required for certain aspects of the intended clinical trial protocol. We are currently addressing these queries and expect to file an IND with the FDA once they have been addressed.

Pipeline product candidate: RP3

        We have designed our RP3 product candidate to express immune-activating proteins that stimulate T cells, in addition to anti-CTLA-4 and GALV-GP R(-). These immune activating proteins are the ligands for two immune co-stimulatory pathways responsible for T cell proliferation and/or activation, the CD40 and 4-1BB pathways. Pre-clinical studies with RP3 are currently underway, with Good Laboratory Practice, or GLP, toxicology and biodistribution studies expected in the second half of 2019. As with RP2, we intend to study RP3 in indications that are less responsive to anti-PD-1 or anti-PD-L1 therapy. We expect to bring RP3 into clinical development in 2020.

Preclinical results

        We have conducted preclinical tests to assess the benefit of expressing immune co-stimulatory pathway ligands, and have observed an enhanced effect associated with the expression of these proteins as compared to RP1. In one of these preclinical experiments, tumors were induced in both the left and right flanks of mice. Either RP1 or versions of RP1 additionally expressing the ligands which activate CD40, 4-1BB or OX40 were then injected into the tumors in only the right flanks. We observed enhanced destruction of tumors with the co-stimulatory pathway ligand expressing viruses as compared to RP1, particularly of the un-injected tumors. In this experiment only a low dose of virus was used such that with RP1 un-injected tumors only partially responded to the treatment. This was to allow the potential benefits of co-stimulatory pathway ligand expression to be observed. After evaluation of our own data relating to the activity of immune co-stimulatory pathway activating ligands, as well as external clinical data targeting these pathways, we chose to incorporate CD40 ligand and 4-1BB ligand into RP3

Intellectual property

        We believe our rights under issued patents, if obtained, and patent applications will provide a competitive advantage. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

        For the core technology in our Immulytic platform and each of our product candidates, we have filed five patent applications under the Patent Cooperation Treaty, or PCT, and four U.S. provisional applications. Four of these PCT applications have entered the national phase and are pending in a range of countries, and one is still in the international phase. None of our PCT-derived patent applications or U.S. provisional applications have been granted by a patent office. Early stage examination has started only in connection with the European national phase applications.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a portion of the patent term lost during the U.S. clinical development and FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development in the United States and the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, and if and when patents grant, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

        We may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as physical security of our premises and our information technology systems.

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We compete in the highly competitive markets that address cancer and face significant competition from many sources, including pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and private and public research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs and biologicals. These companies also have significantly greater research capabilities than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or universities and research institutions.

        Our competitors fall primarily into the following groups of treatment:

  •
  traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies;

  •
  approved immunotherapy antibodies and immunotherapy antibodies in clinical trials;

  •
  oncolytic immunotherapies, including T-Vec and other oncolytic immunotherapies in clinical trials;

  •
  therapies aimed at activating innate immunity such as those targeting STING and TLRs;

  •
  cancer vaccines including personalized vaccines and those targeting tumor neo-antigens; and

  •
  cell-based therapies, such as CAR-T, T cell receptor-based, and NK cell therapies.

        Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies, especially if these get to market sooner than our products. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

        Our oncolytic product candidates, if and when marketed, will compete with a number of drugs that are currently marketed or in development that also target cancer but that utilize a different mechanism of action. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy and safety compared with these competitors. At the same time, however, we believe that our oncolytic product candidates, if and when ultimately marketed, would likely be used principally in combination with checkpoint blockade therapies in addition to existing cancer therapies, including surgery, chemotherapy, radiation therapy and other biological therapies such as antibodies targeting particular surface receptors. We therefore believe that our product candidates, if and when marketed, would largely complement rather than compete directly with these existing treatment options.

        We do, however, expect to face direct and increasing competition from a number of companies that are also seeking to develop cancer therapies based on oncolytic viruses and other ways to prime the immune system, including neo-antigen vaccination. We believe that our ability to successfully compete will depend, among other things, on our ability to:

  •
  expeditiously advance the development of our product candidates;

  •
  design, enroll patients in and successfully complete appropriate clinical trials in a timely fashion;

  •
  gain regulatory approval for our product candidates in their first indications as well as further indications;

  •
  establish collaborations and partnerships for the development and marketing of our product candidates;

  •
  commercialize our product candidates successfully, including convincing physicians, insurers and third-party payors of the safety and efficacy of our product candidates over currently approved therapies;

  •
  secure and protect intellectual property rights based on our innovations; and

  •
  manufacture or otherwise obtain and sell commercial quantities of future products to the market.

Manufacturing and suppliers

        We have established an operations leadership team with extensive experience in manufacturing biologics based on viruses, including oncolytic products and gene therapy products, and in the construction, validation, approval and operation of facilities designed to manufacture biologics. Our team has already developed a robust and reproducible manufacturing process for our product candidates. We are also developing our product candidates for maximum practicality of use compared with some other oncolytic immunotherapies; in particular, our product candidates do not require refrigeration at –700 Celsius at clinical sites.

        To date, our third-party contract manufacturer in Europe has been responsible for sourcing raw materials for use in the manufacture, in accordance with cGMP, of our product candidates for use in our planned early clinical trials. We currently use fetal bovine sera, a commonly used growth supplement, in the initial growth of the mammalian cells used in the production of our viral product candidates and a recombinant human protein to increase the stability of our drug formulation. We are in the process of developing our raw material supply chain for our product candidates as part of the process of establishing our own manufacturing facility and intend to enter into commercial supply, collaboration or similar agreements prior to conducting advanced clinical trials.

        We have leased an approximately 63,000 square-foot facility in Framingham, Massachusetts, where we plan to operate our own in-house manufacturing facility in order to secure supplies for pivotal studies and commercial launch. Construction is underway and planned to be substantially complete by the end of 2019. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We are designing this facility to allow us to produce two different products in parallel and several different products in the same facility.

        By establishing our own manufacturing facility, we aim to minimize or eliminate our reliance on contract manufacturing organizations, which typically have limited capacity at commercial scale and quality. We believe that having control over the whole manufacturing process will allow us to reduce cycle times and cost of goods for commercial production and to shorten overall timelines for new product candidates in our development pipeline, as well as help us to develop drug formulations or presentations to simplify distribution and/or administration of future oncolytic immunotherapies. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial-scale processes and to develop a suitable workforce capable of supporting market launch.

Sales and marketing

        None of our product candidates has been approved for sale. If and when our product candidates receive marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We currently have no sales, marketing or commercialization capabilities and have no experience as a company doing such activities. However, we intend to build the necessary capabilities and infrastructure over time following the advancement of our product candidates. Clinical data, the size of the opportunity and the size of the commercial infrastructure required will influence our commercialization plans and decision making.

Collaborations

BMS

        On February 26, 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with BMS. Pursuant to the agreement, BMS will provide to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. Under the agreement, BMS has granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at its cost and for no charge to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us.

        Unless earlier terminated, the agreement will remain in effect until (a) the completion of the clinical trial, (b) all related clinical trial data have been delivered to both parties and (c) the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party (i) in the event of an uncured material breach by the other party, (ii) in the event the other party is insolvent or in bankruptcy proceedings or (iii) for safety reasons. Upon termination, the licenses granted to us to use nivolumab in the clinical trial will terminate. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature.

Regeneron

        On May 29, 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron. Pursuant to the agreement, we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types, the first of which is intended to be our planned Phase 2 clinical trial of RP1 in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial has been agreed.

        Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources to fulfill their respective obligations, in each case, under the terms of the agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains certain covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 based product, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our planned Phase 2 clinical trial in CSCC and expire upon the one-year anniversary of the commencement of the applicable study plan.

        The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed, (ii) the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (iii) in the event of a material breach. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature.

Regulatory matters

        Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products such as those we are developing. In addition, manufacturers of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA and EU regulation

        In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with GLP regulations;

  •
  submission to the FDA of an IND, which must become effective before human clinical trials may begin at United States clinical trial sites;

  •
  approval by an IRB for each clinical site, or centrally, before each trial may be initiated;

  •
  adequate and well-controlled human clinical trials to establish the safety, purity, and potency of the proposed product candidate for its intended use, performed in accordance with GCPs;

  •
  development of manufacturing processes to ensure the product candidate's identity, strength, quality, purity, and potency;

  •
  submission to the FDA of a BLA;

  •
  satisfactory completion of an FDA advisory committee review, if applicable;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with current cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics' identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

  •
  FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

Preclinical studies and IND submission

        The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of the FDA's pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA's GLPs. Prior to commencing the first clinical trial at a United States investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND.

        An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials

        Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an IRB at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be added to the IND for FDA review, and to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

        The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.

        Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Manufacturers or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.

        Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial that regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group may also review interim data to assess the continuing validity and scientific merit of the clinical trial. This group receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

        The manufacture of investigational biologics for the conduct of human clinical trials is subject to current cGMP requirements. Investigational biologics and active ingredients imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country as well as United States export requirements under the FDCA.

        In general, for purposes of BLA approval, human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

  •
  Phase 1—Trials are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

  •
  Phase 2—Controlled trials are conducted in limited subject populations with a specified disease or condition to evaluate the effectiveness of the product candidate for a particular indication or indications, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

  •
  Phase 3—These adequate and well-controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single Phase 3 clinical trials.

        Additional kinds of data may also help to support a BLA, such as patient experience data.

        Further, under certain circumstances, manufacturers and sponsors of investigational biopharmaceutical product candidates can provide access to the product candidates to certain qualifying patients outside of clinical trials. For instance, under the FDA's expanded access program, with FDA approval and subject to certain requirements, sponsors may provide access to product candidates to patients with serious or immediately life threatening diseases or conditions for which there is no comparable or satisfactory alternative therapy, provided that the potential patient benefit justifies the risks, the risks are not unreasonable in the context of the disease or condition to be treated, and the provision of the product candidate for the requested use will not interfere with clinical investigations. The specific expanded access criteria and requirements depend on the number of expanded access patients. Sponsors and investigators of expanded access programs must still comply with the FDA's clinical trial guidelines and are subject to protection regulations. Federal and state laws in the United States, referred to as right to try laws, also establish a separate mechanism through which certain patients with life threatening diseases or conditions, who have exhausted all approved treatment options and are unable to participate in a clinical trial, may request access to investigational product candidates that have completed a Phase 1 clinical trial. While certain criteria must be met for a patient to be eligible for access to product candidates under right to try laws, these laws do not require the FDA to approve the use of the product candidate and do not require compliance with the majority of the FDA's clinical trial regulations.

        The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so-called Phase 4 trials may be made a condition to be satisfied after approval. The results of Phase 4 trials can confirm or refute the effectiveness of a product candidate and can provide important safety information.

        Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with current cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

        In relation to the clinical trial in the United Kingdom and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the European Medicines Agency, there are equivalent cGMP requirements and European Union regulatory rules that are implemented nationally. However, enforcement of such rules is conducted by the regulatory authority in which the trial is carried out, which is the MHRA in the United Kingdom.

BLA submission, review by the FDA, and marketing approval

        Assuming successful completion of the required clinical and preclinical testing, the results of product development, including chemistry, manufacture, and controls, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of a BLA requesting approval to market the product for one or more indications. In most cases, the submission of a BLA is subject to a substantial application user fee. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. Product candidates that are designated as orphan products, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

        In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Also, under the FDA Reauthorization Act of 2017, beginning in 2020, for applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, in place of the PREA investigations, sponsors must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

        The FDA also may require submission of a REMS to ensure that the benefits of the biologic outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the biologic outweigh the risks.

        Once the FDA receives an application, it has 60 days to review the BLA to determine if it is substantially complete to permit a substantive review before it accepts the application for filing. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

        Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of completing its review of 90% of all applications within ten months from the 60-day filing date for its initial review of a BLA. This review goal is referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.

        The FDA may also refer certain applications to an advisory committee. Before approving a biologic for which no active ingredient, including any ester or salt of active ingredients, has previously been approved by the FDA, the FDA must either refer that biologic to an external advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

        The FDA reviews applications to determine, among other things, whether a product is safe, pure and potent and whether the manufacturing methods and controls are adequate to assure and preserve the product's identity, strength, quality, potency, and purity. Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with current cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.

        After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval, and describes all of the specific deficiencies that the FDA identified in the BLA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

        Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product's safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

        After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval. The FDA may also withdraw the product approval if compliance with the pre- and post-marketing regulatory standards are not maintained or if problems occur after the product reaches the marketplace. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

        Broadly equivalent requirements and controls similarly apply to the submission of marketing authorization applications to the European Medicines Agency in the European Union and, post-approval, to the holding of such marketing authorizations.

Biosimilars and exclusivity

        The BPCIA creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

        A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period. The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

        In the European Union there is a period of 10 years (or 11 years for significant new indications) of data exclusivity so that those seeking to market biosimilars cannot apply on an abridged basis for a marketing authorization for eight years from when the product was first marketed in the European Union and cannot place it on the market for 10 or 11 years from such first marketing.

        If approved, biologics may also be eligible for periods of United States patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life with the extension also cannot exceed fourteen years from the product's approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

        In the European Union, a supplementary protection certificate, or SPC, can similarly extend a patent term for a maximum of five years. A six-month additional extension, however, is available if the SPC relates to a medicinal product for which data has been submitted according to a Pediatric Investigation Plan.

Post-approval requirements

        Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, deviation reporting, shortage reporting, and periodic reporting, product distribution, advertising, marketing, promotion, certain electronic records and signatures, and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

        After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products, excluding, under certain circumstances, orphan products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current cGMP and other requirements, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

        Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from current cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain current cGMP compliance.

        The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product's labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts.

        Moreover, the enacted Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.

        Adverse event reporting and submission of periodic reports, including annual reports and deviation reports, are required following FDA approval of a BLA. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and result in adverse publicity, among other adverse consequences.

Additional controls for biologics

        To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

        After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

        In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Fraud and abuse, data privacy and security, and transparency laws and regulations

        Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the CMS and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws.

        The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term "remuneration" has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other, as well as free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product's label, and allegations as to misrepresentations with respect to the services rendered. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the civil False Claims Act. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called "qui tam" actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, civil False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the civil False Claims Act may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

        The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

        The civil monetary penalties statute is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statute imposes fines against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

        Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires manufacturers to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For products approved under a BLA (including biosimilars), or an NDA, the VHCA requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

        The VHCA also requires manufacturers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the manufacturer's reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against manufacturers by the purchasing entities.

        The federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

        The ACA further created new federal requirements for reporting, by applicable manufacturers of covered therapeutics, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

        Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its respective implementing regulations imposes certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA's security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity's workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPPA, thus complicating compliance efforts.

        Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate manufacturers' use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

        If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

        To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. In the European Union, the data privacy laws are generally perceived to be stricter than those which apply in the United States and include specific requirements for the transfer of personal data outside the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

Coverage and reimbursement generally

        The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third-party payors, provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which therapeutics they will pay for and establish reimbursement levels for healthcare. Medicare is a federally funded program managed by CMS through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that restrict coverage to therapeutics on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription therapeutics by health plans participating in state exchanges and Tricare, the health care program for military personnel, retirees, and related beneficiaries. Some states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

        In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be and sometimes at or below the provider's acquisition cost. In the United States, it is also common for government and private health plans to use coverage determinations to leverage rebates from manufacturers in order to reduce the plans' net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on manufacturers' sales of prescription therapeutics. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication or might impose high copayment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third-party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third-party payors. Recently, purchasers and third-party payors have begun to focus on value of new therapeutics and sought agreements in which price is based on achievement of performance metrics.

        Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment.

        Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. In addition, many government programs as a condition of participation mandate fixed discounts or rebates from manufacturers regardless of formulary position or utilization, and then rely on competition in the market to attain further price reductions, which can greatly reduce realization on the sale.

        Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, biopharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.

        As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost.

        Moreover, a payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

        The absence in Europe of any substantive harmonization of pricing and reimbursement regimes, including health technology assessment, means that separate negotiations will need to take place with the relevant authorities in each member state.

Healthcare reform measures

        The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

        For example, Medicare Part B, which covers products administered by physicians in an outpatient setting, may be undergoing a significant change in payment rates. CMS has proposed a rule that would compensate physicians for therapeutics they administer based on a smaller mark-up over the manufacturer's Average Sales Price and a fixed fee, which is intended to incentivize physicians to purchase and bill Medicare for lower priced products. The proposed rule would also authorize CMS to establish methods for determining comparative cost effectiveness and seek value-based discounts

        Similarly, the American Recovery and Reinvestment Act of 2009 established funding for the federal government to compare the effectiveness of different treatments for the same illness. The Agency for Healthcare Research and Quality conducts patient-centered outcome research, develops evidence-based tools and resources on medication therapies, maintains databases of health care related data and standards, and issues periodic reports on specific studies. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the organization's research has had or will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        Moreover, the ACA broadened access to health insurance, attempts to reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on the health care industry, and imposed additional health policy reforms. The law expanded the eligibility criteria and mandatory eligibility categories for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers' Medicaid rebate liability. The law also expanded the 340B discount program that mandates discounts to certain hospitals, community centers, and other qualifying providers, by expanding the categories of entities eligible to purchase under the program, although, with the exception of children's hospitals, these newly eligible entities are ineligible to receive discounted 340B pricing on orphan therapeutics used to treat an orphan disease or condition. The ACA revised the definition of "average manufacturer price", or AMP, for reporting purposes, which generally increased the amount of Medicaid rebates to states and created a separate AMP for certain categories of therapeutics provided in non-retail outpatient settings. The law additionally extended manufacturer's Medicaid rebate liability to covered therapeutics dispensed to patients enrolled in Medicaid managed care organizations and increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program. The revisions to the AMP definition and Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Further, the ACA requires manufacturers of therapeutics to pay 50% of the pharmacy charge to Medicare Part D patients while they are in the coverage gap, and this percentage was increased to 70% by the Bipartisan Budget Act of 2018. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription therapeutic products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of therapeutic sample distribution, which may require us to modify our business practices with healthcare practitioners. Although the ACA was recently amended to repeal the individual insurance mandate, and efforts to repeal and replace portions of the law may continue, it is likely that pressure on biopharmaceutical pricing, especially under the Medicare program, will continue, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates. Recently, CMS issued regulations reducing Medicare Part B payments to certain hospitals for outpatient therapeutics purchased under the 340B program.

        The cost of biopharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the biopharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

        Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget "sequestration" Medicare payment reductions of 2%, and extended it through 2027. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved. The Bipartisan Budget Act also extended Manufacturer responsibility for prescription costs in the Medicare Part D coverage gap to biosimilars, which had previously been exempt.

The Foreign Corrupt Practices Act

        The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

        Other foreign anti-corruption regimes are arguably of wider application. For instance, the U.K. Bribery Act 2010 applies to dealings with any decision maker whether in the private or public sector in a position of trust.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition." If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

        Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab, and we expect to initiate a Phase 2 clinical trial of RP1 in combination with cemiplimab in CSCC in August 2019. While our other product candidates, RP2 and RP3, are in pre-clinical development, subject to regulatory clearance, we expect RP2 to begin a Phase 1/2 clinical trial in the third quarter of 2019 and expect RP3 to enter clinical development in 2020. Our product candidates will require preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities.

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

  •
  the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate's benefits do not outweigh its safety risks;

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

        Our product candidates are intended to be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from "switching off" an immune system attack against themselves. We have entered into an agreement with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our current Phase 1/2 clinical trial with RP1. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted under the Regeneron agreement. We are currently initiating the first planned clinical trial under the agreement, a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. We may enter into additional agreements for the supply of anti-PD-1 products for use in connection with the development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

        Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are developing RP1 and our other product candidates for use in combination with anti-PD-1 or anti-PD-L1 therapies and may develop RP1 or our other product candidates for use with other therapies. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product's safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

        Our lead product candidate is RP1. A key part of our strategy is to pursue clinical development of RP1 and additional product candidates, RP2 and RP3. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure our shareholders that we will be able to successfully advance any of these additional product candidates through the development process.

        Even if we obtain approval from the FDA or comparable foreign regulatory authorities to market additional product candidates for the treatment of solid tumors, we cannot assure our shareholders that any such product candidates will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity may be limited and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

        We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

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

        The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

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

        To date, the most commonly reported adverse events observed for RP1 are local injection site reactions and systemic constitutional symptoms, such as fatigue, fevers and chills. However, there can be no assurance that additional undesirable side effects or serious adverse events will not be caused by or associated with RP1 or our other product candidates as they continue through or enter clinical development. Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study's design, or the monitoring of safety data by a data monitoring committee, among other strategies. FDA or comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or "off-label" uses, resulting in damage to our reputation and business.

        We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies' products, and must abide by the FDA's strict requirements regarding the content of promotion and advertising.

        While physicians may choose to prescribe products for uses that are not described in the product's labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

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

        In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If after one or more of our product candidates obtains marketing approval the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions our business, financial condition, results of operations, stock price and prospects will be materially harmed.

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

        The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product's indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

        The FDA's policies or those of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. Changes in medical practice and standard of care may also impact the marketability of our product candidates.

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

        Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, the outcome of the United Kingdom's proposed withdrawal from the European Union remains uncertain. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal of the United Kingdom from the European Union could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union.

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

        Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authorities' approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions.

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

  •
  limitations or warnings, including distribution or use restrictions, contained in the products' approved labeling;

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

  •
  limitations or warnings contained in the product's FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for our product candidates that may be more restrictive than other competitive products;

  •
  changes in the standard of care for the targeted indications for our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

  •
  the relative convenience and ease of administration of our product candidates by direct injection into tumors, a less common method for the administration of oncology therapies than systemic administration, which may result in slower adoption of our therapies;

  •
  the relative convenience and ease of administration of any products with which our product candidates are co-administered

  •
  the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

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

        We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2019, 2018 and 2017, we reported a net loss of $30.8 million, $19.7 million and $7.7 million, respectively. At March 31, 2019, we had an accumulated deficit of $59.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1 and any additional product candidates we may develop.

        Even if we succeed in receiving marketing approval for and commercialize RP1, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

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

        We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

  •
  completing research regarding, and preclinical and clinical development of, RP1 and our other product candidates;

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

        Our operations have consumed substantial amounts of cash since inception. At March 31, 2019, our cash and cash equivalents and short-term investments were $134.8 million We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

        We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar year 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our existing stockholders' interest will be diluted. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

        For the core technology in our Immulytic platform and each of our product candidates, we have filed five patent applications under the Patent Cooperation Treaty, or PCT, and four U.S. provisional applications. Four of these PCT applications have entered the national phase and are pending in a range of countries, and one is still in the international phase. None of our PCT-derived patent applications or U.S. provisional applications have been granted by a patent office. Early stage examination has started only in connection with the European national phase applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or RP1 or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

        Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing RP1 and our other product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys' fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

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

        Filing, prosecuting and defending patents on our technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and/or manufacture their own products and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

        Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the granting or enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to obtain patent rights or stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally in those countries. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to protect and enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

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

        Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our collaborators' employees may currently be or previously have been employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these persons, including each member of our senior management team, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment or consulting agreements, that assigned ownership of intellectual property relating to work performed under such agreements to the contracting third party. Although we take steps to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual's current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of third parties or are in breach of non-competition or non-solicitation agreements with our competitors.

        We could be subject to claims that we or our employees, including senior management, have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors or others. Although we take steps to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we caused an employee to breach the terms of their non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor or other party. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to RP1 and our other product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or other parties. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing RP1 and our other product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or consultants. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize RP1 and our other product candidates, which could have an adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we obtain any issued patents covering our technology, such patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign regulatory authority.

        If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment of our patents in such a way that they no longer cover and protect RP1 and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner's patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on RP1 and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated.

        Given the amount of time required for the development, testing and regulatory review of new product candidates, such as RP1 and our other product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, but no longer than 14 years from the product's approval date, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their products earlier than might otherwise be the case, which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

        The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and Affordable Care Act, or ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable" based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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

        We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing Phase 1/2 clinical trial with RP1 and Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our randomized, controlled Phase 2 clinical trial with RP1 in approximately 240 patients with CSCC and other potential clinical trials. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners' products and product candidates and also on our partners' ability to deliver sufficient quantities of adequately produced product. Should any of our partners' products or product candidates fail to produce the results that we anticipate, we may have to rerun clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements we may have to rerun clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.

Our collaboration agreements with any future partners may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

        We may in the future seek collaboration arrangements with other parties for the development or commercialization of our product candidates. The success of any collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

  •
  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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

        Additionally, if any future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate it licenses to us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

        We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors.

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

        Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with the FDA's Good Laboratory Practice, or GLP, regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

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

        The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

If the manufacturers upon which we rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.

        Until our planned manufacturing facility is operational, we will continue to rely on third-party contract manufacturers to manufacture our clinical trial product supplies. There can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

        We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates or programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the therapeutic substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our third-party manufacturers may breach, terminate, or not renew these agreements.

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

        While we are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our manufacturers' compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

        A failure to comply with the applicable regulatory requirements, including periodic regulatory inspections, may result in regulatory enforcement actions against our manufacturers or us (including fines and civil and criminal penalties, including imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

        We have begun construction activities with respect to a lease signed in June 2018 for an approximately 63,000 square-foot facility in Framingham, Massachusetts at which we intend to establish and equip our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We may face delays in the completion of the facility. In addition, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA's and applicable foreign regulatory authorities' cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP regulations, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

        We are subject to many federal and state healthcare laws, including those described in "Business—Regulatory matters," such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act, or HITECH), or HIPAA, the FCPA, the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients' rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those that apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

        Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, data protection, security, reimbursement, and fraud laws may prove costly. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

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

        There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved therapeutics. Marketing approvals, pricing, and reimbursement for new therapeutic products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a therapeutic before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Regulatory authorities and third-party payors, such as private health insurers, and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, are challenging the prices charged for therapeutics, and are negotiating price concessions based on performance goals.

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

        For example, legislative changes have been proposed and adopted since the ACA was enacted in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Centers for Medicare and Medicaid Services, or CMS, promulgated regulations governing manufacturers' obligations and reimbursement under the Medicaid Drug Rebate Program, and recently promulgated a regulation that limited Medicare Part B payment to certain hospitals for outpatient drugs purchased under the 340B program. Changes imposed by recent legislative actions are further described in "Business—Regulatory matters." These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

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

        In addition, there have been a number of other legislative and regulatory proposals aimed at changing the biopharmaceutical industry. For instance, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers are also being required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, manufactures have product investigation, quarantine, disposition, and FDA, other comparable foreign regulatory authorities, and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, CMOs, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

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

        Although we maintain workers' compensation insurance to cover costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

        Our internal computer systems, and those of our CROs, CMOs, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyber attacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed.

Risks related to our operations

We will need to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

        As of March 31, 2019, we had 67 full-time employees, including 58 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

  •
  identifying, recruiting, integrating, maintaining and motivating additional employees;

  •
  managing our internal development efforts effectively, including the clinical, FDA and comparable foreign regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

  •
  strengthening our operational, financial and management controls, reporting systems and procedures.

        Our future financial performance and our ability to commercialize RP1 and our other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

        We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing, as well as support for our financial reporting and accounting functions. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, we may not comply with our financial reporting and accounting obligations on a timely basis and we may not be able to obtain marketing approval of RP1 and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

        If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize RP1 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We are highly dependent on our key personnel, including Robert Coffin, Ph.D., our President and Chief Executive Officer; Philip Astley-Sparke, our Executive Chairman; Howard Kaufman, M.D., our Chief Medical Officer; and Colin Love, Ph.D., our Chief Operating Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

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

        To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements generally provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain "key man" insurance policies on the lives of any of these individuals or the lives of any of our other employees.

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

        In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2019, 2018 and 2017, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price and ability to access the capital markets in the future.

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

        Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. To date, we have hired additional finance and accounting personnel and have engaged a third-party consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

        We cannot assure you that the measures we have taken to date, and actions we intend to take in the future, will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, potentially resulting in restatements of our financial statements, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

If we fail to establish and maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

        We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending March 31, 2020, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Our disclosure controls and procedures were not effective as of March 31, 2019, and in any event may not prevent or detect all errors or acts of fraud.

        We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, we concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

  •
  the diversion of our management's attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

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

        In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense or intangible asset impairment charges. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.

        Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely impact our business.

        At March 31, 2019, we had $134.8 million of cash and cash equivalents and short-term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

Risks related to our common stock

An active trading market for our common stock may not be sustained.

        Our common stock began trading on the Nasdaq Global Select Market on July 19, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for shares of our common stock may not be sustained. In the absence of an active trading market for shares of our common stock, our stockholders may not be able to sell their common stock at or above the price at which such stockholder acquired our common stock or at the time that they would like to sell.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

        Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which it was acquired. The market price for our common stock may be influenced by many factors, including:

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

  •
  general economic, industry and market conditions; and

  •
  the other factors described in this "Risk factors" section.

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

        In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee's requisite service period. As the variables that we use as a basis for valuing these awards change over time, including, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

  •
  the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA's and comparable foreign regulatory authorities' guidelines and requirements, the quantity of production and the terms of any agreements with manufacturers;

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

We have broad discretion in how we use our cash, cash equivalents and investments, and may not use these resources effectively, which could affect our results of operations and cause our stock price to decline.

        Our management has considerable discretion in the application of our cash, cash equivalents and investments. We intend to use our resources to fund our preclinical and clinical development programs and the establishment and equipping of our planned manufacturing facility, as well as for general corporate purposes, including working capital requirements and other operating expenses. As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of our resources. We may use our resources for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest our cash, cash equivalents and investments in a manner that does not produce income or that loses value.

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

Our executive officers, directors, and stockholders and their affiliates who beneficially own more than 5% of our common stock exercise significant influence over our company, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.

        Based on the number of shares outstanding as of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Conflicts of interest may arise because some members of our board of directors are representatives of our principal stockholders.

        Certain of our principal stockholders or their affiliates are venture capital funds or other investment vehicles that could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of the principal stockholders or their affiliates and the interests of other stockholders, members of our board of directors that are representatives of the principal stockholders may not be disinterested. Neither the principal stockholders nor the representatives of the principal stockholders on our board of directors, by the terms of our amended and restated certificate of incorporation, are required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to their other affiliates, unless such opportunity is expressly offered to them solely in their capacity as members of our board of directors.

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

        In addition, approximately 6.9 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

        Certain holders of shares of our common stock, or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of approximately 19.2 million shares of our common stock pursuant to the amended and restated investors' rights agreement by and among us and certain of our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

        As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, and related SEC and Nasdaq rules impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

        The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

        Provisions in our certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of our company or a change in our management. These provisions include a classified board of directors and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with our company. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board of directors were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an emerging growth company. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and critical audit matters reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) March 31, 2024, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior September 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

        Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

        This exclusive-forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for corporate disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

        Our certificate of incorporation currently further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Following a November 2018 decision of the Delaware Court of Chancery, we understand that this provision is invalid. We do not intend to enforce this provision, and we intend to seek the approval of our shareholders at the 2019 annual meeting to amend our certificate of incorporate to remove this provision.

Item 1B.    Unresolved staff comments

        None.

Item 2.    Properties

        Our current corporate headquarters are located in Woburn, Massachusetts. We lease this facility, which consists of approximately 4,000 square feet. Our Woburn lease expires in March 2021. In June 2019, we entered into a lease for another facility located in Woburn, Massachusetts, which consists of approximately 18,712 square feet. The term of the lease is approximately ten years, with an option for us to extend the lease by an additional five years. We intend to use this facility as our corporate headquarters upon the completion of planned renovations, which we expect will occur in the fourth calendar quarter of 2019. We also lease an approximately 12,000 square-foot facility in Oxfordshire, United Kingdom, containing research and development, laboratory and office space. This lease expires in April 2026 and we have the right to terminate it in April 2021.

        In June 2018, we signed a lease for an approximately 63,000 square-foot facility in Framingham, Massachusetts to house our manufacturing operations and our translational science laboratory. Our plan is to have the facility ready to produce clinical-grade material during the first half of 2020 and ultimately to be able to support commercial product launch. Pursuant to the lease agreement, the lease term commenced in November 2018. The rent commencement date is estimated to be August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions.

        We believe that our existing and planned facilities will be adequate to meet our planned needs and that our leases can be renewed, or suitable alternative spaces will be available in the future, on commercially reasonable terms.

Item 3.    Legal proceedings

        We are not currently a party to any material legal proceedings.

Item 4.    Mine safety disclosures

        Not applicable.

PART II

Item 5.    Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

        Our common stock has been listed on the Nasdaq Global Market under the symbol "REPL" since July 19, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of common stock

        As of June 21, 2019, there were approximately 11 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

Dividend policy

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, business prospects, general business conditions and other factors that our board of directors may deem relevant.

Recent sales of unregistered securities

        None.

Use of proceeds from registered securities

        On July 24, 2018, we closed our initial public offering, or IPO, in which we sold an aggregate of 6,700,000 shares of common stock at a price to the public of $15.00 per share. On July 30, 2018 we sold an additional 707,936 shares of common stock at a price to the public of $15.00 per share in connection with the partial exercise of the underwriters' option to purchase 1,005,000 additional shares of common stock. The aggregate offering price for shares sold in the offering was $111.1 million. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $7.8 million, the net proceeds from the offering were approximately $103.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 225846), which was declared effective by the SEC on July 19, 2018 . No additional shares were registered. There has been no material change in the planned use of proceeds from our IPO as described in our Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities, including commercial papers, U.S. Government Agencies bonds, U.S. Treasury bills and bonds and corporate debt securities.

Issuer purchases of equity securities

        Not applicable.

Item 6.    Selected financial data

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the "Management's discussion and analysis of financial condition and results of operations" section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended March 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of March 31, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that should be expected in any future period.

	Year Ended March 31,
	2019	2018	2017
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$22,173	$13,516	$6,936
General and administrative	8,773	5,713	2,711

Total operating expenses	30,946	19,229	9,647

Loss from operations	(30,946)	(19,229)	(9,647)
Other income:
Research and development incentives	2,528	2,267	1,442
Investment income	2,585	288	25
Change in fair value of warrant liability	(5,452)	(972)	(150)
Other income (expense), net	451	(2,056)	626

Total other income (expense), net	112	(473)	1,943

Net loss	(30,834)	(19,702)	(7,704)

Net loss attributable to common stockholders	$(30,834)	$(19,702)	$(7,704)

Net loss per share attributable to common stockholders—basic and diluted(1)	$(1.33)	$(3.96)	$(1.55)

Weighted average common shares outstanding—basic and diluted(1)	23,198,400	4,978,539	4,973,439

(1)
See Note 11 to our consolidated financial statements appearing at the end of this filing for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	March 31,
	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$134,811	$65,028
Working capital(1)	131,096	59,539
Total assets	154,326	65,151
Convertible preferred stock	—	86,361
Total stockholders' equity (deficit)	137,856	(28,068)

(1)
We define working capital as current assets less current liabilities.

Item 7.    Management's discussion and analysis of financial condition and results of operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" and under "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report.

Overview

        We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients. We use our proprietary Immulytic platform to design and develop product candidates that are intended to maximally activate the immune system against cancer.

        Oncolytic immunotherapy is an emerging class of cancer treatment that exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Such oncolytic, or "cancer killing," viruses have the potential to generate an immune response targeted to an individual patient's particular set of tumor antigens, including neo-antigens that are uniquely present in tumors. Our product candidates incorporate multiple mechanisms of action into a practical "off-the-shelf" approach that is intended to maximize the immune response against a patient's cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

        The foundation of our Immulytic platform consists of a proprietary, engineered strain of HSV-1 that has been "armed" with a fusogenic protein intended to substantially increase anti-tumor activity. Our platform enables us to incorporate various genes whose expression is intended to augment the inherent properties of HSV-1 to both directly destroy tumor cells and induce an anti-tumor immune response. We believe RP1 will be effective at killing tumors and inducing immunogenic, or immune-stimulating, tumor cell death and that it will be highly synergistic with immune checkpoint blockade therapies.

        We are currently conducting a Phase 1/2 clinical trial with RP1 in approximately 150 patients. We have completed enrollment of the Phase 1 dose rising part of this clinical trial in which we are assessing the safety and tolerability of RP1 administered alone in 22 patients with mixed advanced solid tumor types, and following the review of the data by the SRC, have determined the dose regimen to be administered in the Phase 2 part of this clinical trial. We are completing enrollment of a Phase 1 expansion cohort of approximately 12 patients in which we are assessing the safety and tolerability of RP1 administered in combination with an anti-PD1 therapy at the determined Phase 2 dose level. One patient with MSI-H/dMMR remains to be enrolled in the expansion cohort.

        The Phase 2 part of this clinical trial is designed to assess the safety and efficacy of RP1 in combination with an anti-PD1 therapy in four cohorts of approximately 30 patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR. Following SRC review of the Phase 1 data to date, including data from the expansion cohort receiving RP1 with anti-PD1 therapy, we have opened enrollment in the United States and the United Kingdom of the melanoma, bladder cancer, and non-melanoma skin cancer Phase 2 cohorts, and will open enrollment of the MSI-H-dMMR Phase 2 cohort after a final evaluable MSI-H/dMMR patient has been enrolled in the Phase 1 expansion cohort without safety concerns. In the Phase 2 part of the clinical trial we are also evaluating efficacy under the clinical trial protocol, primarily on the basis of the proportion of patients who have a response within each tumor type cohort. Responses are either defined as a partial response (a 30% or greater reduction in tumor size) or a complete response (a complete eradication of the disease). We then intend to analyze each cohort's data to determine the indications that merit progressing into further clinical development.

        We have entered into a collaboration agreement with BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in this clinical trial. BMS has no further development-related obligations under this collaboration.

        We have also entered into a collaboration agreement with Regeneron under which we intend to conduct clinical development of our product candidates in combination with cemiplimab. For each clinical trial conducted under this collaboration, Regeneron will fund one-half of the clinical trial costs, supply cemiplimab at no cost, and grant us a non-exclusive, royalty-free license to cemiplimab for use in the clinical trial. The first planned clinical trial under this collaboration is a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. Initial study site activation is currently underway in the United States and Australia, with study initiation expected in August 2019. If compelling clinical data are generated demonstrating the benefits of the combined treatment, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval.

        We are also developing additional product candidates, RP2 and RP3, built on our Immulytic platform, that are further engineered to enhance anti-tumor immune responses and intended to address additional tumor types. RP2 has been engineered to express an antibody-like molecule that blocks the activity of CTLA-4, a protein that inhibits the immune response to tumors. RP3 is engineered with the intent of not only blocking the activity of CTLA-4, but also to further stimulate an anti-tumor response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

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

Financial overview

        Since our inception, we have devoted substantially all of our resources to developing our Immulytic platform and our lead product candidate, RP1, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities. We do not have any products approved for sale and have not generated any revenue from product sales. On July 24, 2018, we completed our initial public offering ("IPO") of our common stock and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters' partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $9.9 million after deducting discounts and commissions and other offering expenses.

        Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $30.8 million, $19.7 million and $7.7 million for the years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $59.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

        We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for RP1 or our other product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership in any jurisdiction (which we currently do not intend to do in the United States), we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution.

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

        As of March 31, 2019, we had cash and cash equivalents and short-term investments of $134.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

        See "—Liquidity and capital resources" and "Risk factors—Risks related to our financial position and need for additional capital."

Components of our results of operations

Revenue

        To date, we have not generated any revenue from product sales as we do not have any approved products and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for RP1 or any other product candidates that we may develop in the future are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaborations or license agreements.

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

        The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in thousands)
RP1	$9,685	$7,250	$3,874
Unallocated research and development expenses	12,488	6,266	3,062

Total research and development expenses	$22,173	$13,516	$6,936

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

Change in fair value of warrant liability

        In connection with the issuance of the series seed preferred stock, we issued to the series seed preferred stockholders warrants to purchase shares of series seed preferred stock. Prior to the completion of our IPO, we classified the warrants as a liability on our consolidated balance sheets. We remeasured the warrant liability to fair value at each reporting date and recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statements of operations.

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

Investment income

        Interest income consists of income earned on our cash and cash equivalents and short-term investments.

Other income (expense), net

        Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

        Since our inception and through March 31, 2019, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). Under the Tax Act, our deferred tax assets and liabilities (before valuation allowance) were remeasured at the lower federal tax rate, resulting in an increase to our income tax provision with an equal and offsetting reduction in our valuation allowance. We completed our final determination of the remeasurement of our deferred tax assets and liabilities for the year ended March 31, 2019 under SEC Staff Accounting Bulletin No. 118 and we have not recorded any adjustments to the provisional amounts recorded at March 31, 2018.

Results of operations

Comparison of the years ended March 31, 2019 and 2018

        The following table summarizes our results of operations for the years ended March 31, 2019 and 2018:

	Year Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$22,173	$13,516	$8,657
General and administrative	8,773	5,713	3,060

Total operating expenses	30,946	19,229	11,717

Loss from operations	(30,946)	(19,229)	(11,717)
Other income (expense):
Research and development incentives	2,528	2,267	261
Investment income	2,585	288	2,297
Change in fair value of warrant liability	(5,452)	(972)	(4,480)
Other income (expense), net	451	(2,056)	2,507

Total other income (expense), net	112	(473)	585

Net loss	$(30,834)	$(19,702)	$(11,132)

Research and development expenses

	Year Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$9,685	$7,250	$2,435
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	7,534	4,120	3,414
Other	4,954	2,146	2,808

Total research and development expenses	$22,173	$13,516	$8,657

        Research and development expenses for the year ended March 31, 2019 were $22.2 million, compared to $13.5 million for the year ended March 31, 2018. The increase of $8.7 million was due primarily to an increase of approximately $2.4 million in direct research costs associated with RP1 and an approximately $6.2 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the year ended March 31, 2019 associated with our ongoing Phase 1/2 clinical trial, which commenced in the United Kingdom in October 2017.

        The increase in unallocated research and development expenses reflected an increase of $3.4 million in personnel-related costs, including stock-based compensation, and an increase of $2.8 million in other costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for the years ended March 31, 2019 and 2018 included stock-based compensation expense of $2.7 million and $0.8 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

        General and administrative expenses were $8.8 million for the year ended March 31, 2019, compared to $5.7 million for the year ended March 31, 2018. The increase of $3.1 million primarily reflected increases of $2.1 million in personnel related costs and increases of $1.3 million in facility and other variable costs partially offset by decreases of $0.3 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The decrease in professional fees was due primarily to reduced legal fees after the completion of our IPO. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance.

Total other income (expense), net

        Other income (expense) was $0.1 million for the year ended March 31, 2019, compared to $(0.5) million for the year ended March 31, 2018. The increase of $0.6 million was primarily attributable to a $0.3 million increase in research and development incentives, a $2.3 million increase in investment income due to the reinvestment of our IPO proceeds received in July 2018 and $2.5 million increase in other income due primarily to changes in foreign currency exchange rates of Great British Pounds to United States Dollars, partially offset by a $4.5 million charge related to the change in the fair value of the warrant liability.

Comparison of the years ended March 31, 2018 and 2017

        The following table summarizes our results of operations for the years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$13,516	$6,936	$6,580
General and administrative	5,713	2,711	3,002

Total operating expenses	19,229	9,647	9,582

Loss from operations	(19,229)	(9,647)	(9,582)
Other income (expense):
Research and development incentives	2,267	1,442	825
Investment income	288	25	263
Change in fair value of warrant liability	(972)	(150)	(822)
Other income (expense), net	(2,056)	626	(2,682)

Total other income (expense), net	(473)	1,943	(2,416)

Net loss	$(19,702)	$(7,704)	$(11,998)

Research and development expenses

	Year Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$7,250	$3,874	$3,376
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,120	2,121	1,999
Other	2,146	941	1,205

Total research and development expenses	$13,516	$6,936	$6,580

        Research and development expenses for the year ended March 31, 2018 were $13.5 million, compared to $6.9 million for the year ended March 31, 2017. The increase of $6.6 million was due primarily to an increase of approximately $3.4 million in direct research costs associated with RP1 and an approximately $3.2 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the year ended March 31, 2018 associated with our ongoing Phase 1/2 clinical trial, which commenced in the United Kingdom in October 2017.

        The increase in unallocated research and development expenses reflected an increase of $2.0 million in personnel-related costs, including stock-based compensation, and an increase of $1.2 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for each of the years ended March 31, 2018 and 2017 included stock-based compensation expense of $0.8 million and $0.2 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

        General and administrative expenses were $5.7 million for the year ended March 31, 2018, compared to $2.7 million for the year ended March 31, 2017. The increase of $3.0 million primarily reflected increases of $1.1 million in personnel related costs and $1.6 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in professional fees was due to costs associated with the preparation, audit and review of our financial statements and readiness to become a public company.

Total other income (expense), net

        Other income (expense) was $(0.5) million for the year ended March 31, 2018, compared to $1.9 million for the year ended March 31, 2017. The decrease of $2.4 million was primarily attributable to a $2.7 million increase in the expense due to a change in foreign exchange rates and a $0.8 million increase in the expense due to a change in the fair value of the warrant liability, partially offset by a $0.8 million increase in expenditure reimbursements recognized under the research and development program provided by the United Kingdom government and a $0.3 million increase in investment income.

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

Sources of liquidity

        To date, we have financed our operations primarily with proceeds from the sale equity securities. Through March 31, 2019, we had received gross proceeds of approximately $198.0 million from our sales of common stock and preferred stock. As of March 31, 2019, we had cash and cash equivalents and short-term investments of $134.8 million.

        On July 24, 2018, we completed our IPO and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters' partial exercise of their option to purchase additional shares of our common stock, resulting in additional net proceeds of $9.9 million after deducting discounts and commissions and other offering expenses.

Cash flows

        The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(25,378)	$(16,014)	$(7,077)
Net cash used in investing activities	(65,944)	(44,046)	(238)
Net cash provided by financing activities	101,390	54,752	15,000
Effect of exchange rate changes on cash and cash equivalents	(839)	2,297	(1,419)

Net increase in cash, cash equivalents and restricted cash	$9,229	$(3,011)	$6,266

Operating activities

        During the year ended March 31, 2019, net cash used in operating activities was $25.4 million, primarily resulting from our net loss of $30.8 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $6.7 million. Net cash used by changes in our operating assets and liabilities for the year ended March 31, 2019 consisted primarily of a $0.1 million increase in accounts payable, partially offset by a $0.8 million decrease in prepaid expenses and other current assets, a $0.3 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.3 million increase in prepaid expenses and other current assets.

        During the year ended March 31, 2018, net cash used in operating activities was $16.0 million, primarily resulting from our net loss of $19.7 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.9 million and non-cash charges of $1.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended March 31, 2018 consisted primarily of a $1.6 million increase in accounts payable and a $1.4 million increase in accrued expenses and other current liabilities, partially offset by a $0.8 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.3 million increase in prepaid expenses and other current assets due to CRO deposits related to the ongoing Phase 1/2 clinical trial for RP1.

        During the year ended March 31, 2017, net cash used in operating activities was $7.1 million, primarily resulting from our net loss of $7.7 million, partially offset by non-cash charges of $0.5 million, and net cash provided by changes in our operating assets and liabilities of $0.1 million. Net cash used by changes in our operating assets and liabilities for the year ended March 31, 2017 consisted primarily of a $0.2 million increase in accounts payable and a $1.4 million increase in accrued expenses due to accrued RP1 clinical trial costs, accrued compensation costs and accrued audit fees, partially offset by a $1.2 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.3 million increase in prepaid expenses and other current assets due to value-added tax receivables and CMO deposits for RP1 clinical trial supplies.

Investing activities

        During the year ended March 31, 2019, net cash used in investing activities was $65.9 million, consisting of $189.9 million in purchases of available for sale securities and $2.6 million in purchases of property, plant and equipment, partially offset by $126.6 million in proceeds from maturities of short-term investments.

        During the year ended March 31, 2018, net cash used in investing activities was $44.0 million, consisting of $52.5 million in purchases of available for sale securities and $0.1 million in purchases of property, plant and equipment, partially offset by $8.6 million in proceeds from maturities of short-term investments.

        During the year ended March 31, 2017, net cash used in investing activities was $0.2 million, consisting of purchases of property, plant and equipment.

        We expect that purchases of property, plant and equipment will increase over the next several years resulting from our intended establishment of our own in-house manufacturing facility.

Financing Activities

        During the year ended March 31, 2019, net cash provided by financing activities was $101.4 million, consisting primarily of net cash proceeds of $103.3 million from our issuance of common stock in connection with our IPO and $0.2 million from the exercise of stock options, partially offset by $2.2 million of payments of issuance costs.

        During the year ended March 31, 2018, net cash provided by financing activities was $54.8 million, primarily consisting of net proceeds from our issuance of series B convertible preferred stock, or series B preferred stock.

        During the year ended March 31, 2017, net cash provided by financing activities was $15.0 million, primarily consisted of proceeds from our issuance of series A convertible preferred stock, or series A preferred stock.

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

        As of March 31, 2019, we had cash and cash equivalents and short-term investments of $134.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Because of the numerous risks and uncertainties associated with the development of RP1 and other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including those described in this section and above under "—Operating expenses—Research and development expenses."

        In addition, we intend to establish, equip, and operate an in-house manufacturing facility to manufacture RP1 and our other product candidates. We expect that such a facility would require total capital expenditures of approximately $22.5 million to construct, net of approximately $8.9 million in tenant improvement costs.

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

        Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, our shareholders' interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholder. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute our shareholders' interest.

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

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of March 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(Amounts in thousands)
Manufacturing commitments(1)	$4,694	$4,694	$—	$—	$—
Operating lease commitments(2)	28,164	2,062	5,394	5,213	15,495

Total	$32,858	$6,756	$5,394	$5,213	$15,495

(1)
Amounts in the table reflect commitments for costs associated with our external CMO, which we engaged to manufacture clinical trial materials.

(2)
Amounts in the table reflect minimum payments due under (i) our two operating leases of laboratory and office space in Woburn, Massachusetts and Oxfordshire, United Kingdom, at a monthly commitment of $7 and $31, respectively, and (ii) our build-to-suit lease of approximately 63,000 square feet of office, manufacturing and laboratory space in Framingham, Massachusetts. Our lease in Woburn expires in March 2021, and our lease in Oxfordshire expires in April 2026 and is terminable by us in April 2021. The lease term for our Framingham lease commenced in November 2018, subject to the landlord completing certain agreed upon landlord improvements. The rent commencement date is estimated to be August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions.

        We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials and preclinical research studies and testing. Manufacturing and research commitments in the preceding table include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

Collaborations

  BMS

        On February 26, 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with Bristol- Myers Squibb Company, or BMS. Pursuant to the agreement, BMS will provide to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. Under the agreement, BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at its cost and for no charge to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS or study data related solely to RP1, which will belong solely to us.

        Unless earlier terminated, the agreement will remain in effect until (i) the completion of the clinical trial, (ii) all related clinical trial data have been delivered to both parties and (iii) the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party (i) in the event of an uncured material breach by the other party, (ii) in the event the other party is insolvent or in bankruptcy proceedings or (iii) for safety reasons. Upon termination, the licenses granted to us to use nivolumab in the clinical trial will terminate. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature.

  Regeneron

        On May 29, 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron Pharmaceuticals, Inc., or Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types, the first of which is intended to be our planned Phase 2 clinical trial of RP1 in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial in CSCC has been agreed.

        Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our planned Phase 2 clinical trial in CSCC, and expire upon the one-year anniversary of the commencement of the applicable study plan.

        The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed, (ii) the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (iii) in the event of a material breach.

Critical accounting policies and significant judgments and estimates

        Our management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

  Accrued research and development expenses

        As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

  •
  CROs in connection with performing research activities and conducting preclinical studies and clinical trials on our behalf;

  •
  CMOs in connection with the production of preclinical and clinical trial materials;

  •
  investigative sites or other service providers in connection with clinical trials;

  •
  vendors in connection with preclinical and clinical development activities; and

  •
  vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

        We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

        We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We have to date only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.

        Prior to the adoption of ASC 2018-07, for stock-based awards granted to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such non-employees and consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option pricing model.

        After the adoption of ASC 2018-07, for stock-based awards granted to consultants and non-employees, we measure stock-based these awards based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We have to date only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield.

        We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

Off-balance sheet arrangements

        We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

        A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging growth company status

        As an "emerging growth company," the Jumpstart Our Business Startups Act of 2012 permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Item 7A.    Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

        As of March 31, 2019, we had cash and cash equivalents and short-term investments of $134.8 million, which consisted of cash equivalents, commercial paper and commercial debt securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

        As of March 31, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign currency exchange risk

        Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the years ended March 31, 2019, 2018 and 2017, we recognized foreign currency transaction gains (losses) of $0.5 million, $(2.1) million and $0.6 million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

        As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 8.    Financial statements and supplementary data

        See the consolidated financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures

        Not Applicable.

Item 9A.    Controls and procedures

Evaluation of disclosure controls and procedures

        Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

        In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of March 31, 2019, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

        In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2019, 2018 and 2017, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified were as follows:

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

Management's report on internal control over financial reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. See also "Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business."

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other information

        None.

PART III

Item 10.    Directors, executive officers and corporate governance

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2019.

        The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions), is posted in the "Corporate Governance" section of our website, www.replimune.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and Nasdaq.

Item 11.    Executive compensation

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2019.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2019.

Item 13.    Certain relationships and related transactions, and director independence

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2019.

Item 14.    Principal accountant fees and services

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2019.

 PART IV

Item 15.    Exhibits and financial statement schedules

(a)   1. Consolidated Financial Statements.

        For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

  2.
  Financial Statement Schedules.

        All required information is included in the financial statements or notes thereto.

  3.
  List of Exhibits.

        The documents listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicated therein.

Item 16.    10-K summary

        None.

Exhibit index

			Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	Date	Number
3.1		Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc.	8-K	July 24, 2018	3.1
3.2		Amended and Restated By-laws of Replimune Group, Inc.	8-K	July 24, 2018	3.2
4.1		Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2		Amended and Restated Investors' Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3	*	Description of Capital Stock.
10.1		Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2	†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3	†	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	July 10, 2018	10.3
10.4	†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.5	†	Employment Agreement, effective as of October 1, 2015, by and between Robert Coffin and Replimune, Inc.	S-1	June 22, 2018	10.5
10.6	†	Employment Agreement, effective as of October 1, 2015, by and between Philip Astley-Sparke and Replimune, Inc.	S-1	June 22, 2018	10.6
10.7	†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.8	†	Employment Agreement, dated as of June 22, 2018, by and between Howard Kaufman and Replimune, Inc.	S-1/A	July 10, 2018	10.8
10.9	†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.10	†*	Employment Agreement, dated as of May 8, 2019, by and between Stephen Gorgol and Replimune, Inc.
10.11		Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.12		Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.13	‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	Date	Number
10.14	‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.15		Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.16		Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
21.1		Subsidiaries of the Registrant.	S-1/A	June 26, 2018	21.1
23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	**	Certification of the Chief Accounting Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

**
Furnished and not filed herewith.

†
Indicates management contract or compensatory plan.

‡
Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIMUNE GROUP, INC.
Date: June 28, 2019	By:	/s/ ROBERT COFFIN Robert Coffin, Ph.D. President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT COFFIN Robert Coffin, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2019
/s/ PHILIP ASTLEY-SPARKE Philip Astley-Sparke	Executive Chairman, Treasurer, Secretary and Director	June 28, 2019
/s/ STEPHEN GORGOL Stephen Gorgol	Chief Accounting Officer (Principal Financial and Accounting Officer)	June 28, 2019
/s/ KAPIL DHINGRA Kapil Dhingra	Director	June 28, 2019
/s/ HYAM LEVITSKY Hyam Levitsky	Director	June 28, 2019
/s/ JASON RHODES Jason Rhodes	Director	June 28, 2019
/s/ JOSEPH SLATTERY Joseph Slattery	Director	June 28, 2019
/s/ OTELLO STAMPACCHIA Otello Stampacchia	Director	June 28, 2019

Name	Title	Date

/s/ SANDER SLOOTWEG Sander Slootweg	Director	June 28, 2019
/s/ DIETER WEINAND Dieter Weinand	Director	June 28, 2019

REPLIMUNE GROUP, INC.

Financial Statements

For the Years Ended March 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Replimune Group, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the "Company") as of March 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended March 31, 2019 including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2019

We have served as the Company's auditor since 2018.

REPLIMUNE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,704	$17,583
Short-term investments	109,107	43,968
Research and development incentives receivable	2,474	2,389
Prepaid expenses and other current assets	3,696	763

Total current assets	140,981	64,703
Property and equipment, net	12,159	370
Restricted cash	1,186	78

Total assets	$154,326	$65,151

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$7,084	$1,993
Accrued expenses and other current liabilities	2,801	3,171

Total current liabilities	9,885	5,164
Deferred rent, net of current portion	24	52
Warrant liability	—	1,642
Financing obligation	6,561	—

Total liabilities	16,470	6,858

Commitments and contingencies (Note 13)
Convertible preferred stock (Series Seed, A and B), $0.001 par value; 0 and 1,975,968 shares authorized as of March 31, 2019 and 2018, respectively; 0 and 1,925,968 shares issued and outstanding as of March 31, 2019 and 2018, respectively	—	86,361

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 150,000,000 and 27,314,288 shares authorized (inclusive of 0 and 26,258 shares of common A stock) as of March 31, 2019 and 2018, respectively; 31,656,950 and 5,007,485 shares issued and outstanding (inclusive of 0 and 26,258 shares of common A stock) as of March 31, 2019 and 2018, respectively	32	5
Additional paid-in capital	198,645	1,097
Accumulated deficit	(59,766)	(28,932)
Accumulated other comprehensive loss	(1,055)	(238)

Total stockholders' equity (deficit)	137,856	(28,068)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$154,326	$65,151

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2019	2018	2017
Operating expenses:
Research and development	$22,173	$13,516	$6,936
General and administrative	8,773	5,713	2,711

Total operating expenses	30,946	19,229	9,647

Loss from operations	(30,946)	(19,229)	(9,647)

Other income (expense):
Research and development incentives	2,528	2,267	1,442
Investment income	2,585	288	25
Change in fair value of warrant liability	(5,452)	(972)	(150)
Other income (expense), net	451	(2,056)	626

Total other income (expense), net	112	(473)	1,943

Net loss	(30,834)	(19,702)	(7,704)

Net loss attributable to common shareholders	$(30,834)	$(19,702)	$(7,704)

Net loss per share attributable to common shareholders, basic and diluted	$(1.33)	$(3.96)	$(1.55)

Weighted average common shares outstanding—basic and diluted	23,198,400	4,978,539	4,973,439

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended March 31,
	2019	2018	2017
Net loss	$(30,834)	$(19,702)	$(7,704)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(897)	2,376	(1,437)
Net unrealized gain (loss) on short-term investments, net of tax	80	(65)	—

Comprehensive loss	$(31,651)	$(17,391)	$(9,141)

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

	Convertible preferred stock
			Common stock				Accumulated other comprehensive loss	Total stockholders' equity (deficit)
					Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount
Balances as of March 31, 2017	1,064,553	$31,609	4,973,439	$5	$259	$(9,230)	$(2,549)	$(11,515)
Issuance of series B convertible preferred stock, net of $198 issuance costs	861,415	54,752	—	—	—	—	—	—
Issuance of common A stock	—	—	26,258	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—		2,376	2,376
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(65)	(65)
Stock options in exchange for consulting services	—	—	7,788	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	812	—	—	812
Net loss	—	—	—	—	—	(19,702)	—	(19,702)

Balances as of March 31, 2018	1,925,968	86,361	5,007,485	5	1,097	(28,932)	(238)	(28,068)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(1,925,968)	(86,361)	19,157,360	19	86,342	—	—	86,361
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	7,094	—	—	7,094
Repurchase of class A common stock upon closing of initial public offering	—	—	(26,258)	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriter fees of $9,935	—	—	7,407,936	7	101,177	—	—	101,184
Stock-based compensation expense	—	—	—	—	2,730	—	—	2,730
Exercise of stock options	—	—	110,427	1	205	—	—	206
Unrealized gain on short-term investments	—	—	—	—	—	—	80	80
Foreign currency translation adjustment	—	—	—	—	—	—	(897)	(897)
Net loss	—	—	—	—	—	(30,834)	—	(30,834)

Balances as of March 31, 2019	—	$—	31,656,950	$32	$198,645	$(59,766)	$(1,055)	$137,856

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(30,834)	$(19,702)	$(7,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,730	812	208
Depreciation and amortization	148	109	122
Change in fair value of warrant liability	5,452	972	150
Stock options in exchange for consulting services	—	26	—
Net amortization of premiums and discounts on short-term investments	(1,715)	(123)	—
Non-cash rent expense	93	—	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(255)	(767)	(1,210)
Prepaid expenses and other current assets	(801)	(305)	(325)
Accounts payable	120	1,596	203
Accrued expenses and other current liabilities	(292)	1,393	1,406
Deferred rent	(24)	(25)	73

Net cash used in operating activities	(25,378)	(16,014)	(7,077)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,600)	(136)	(238)
Purchase of short-term investments	(189,931)	(52,463)	—
Proceeds from sales and maturities of short-term investments	126,587	8,553	—

Net cash used in investing activities	(65,944)	(44,046)	(238)

Cash flows from financing activities:
Proceeds from issuance of series A convertible preferred stock	—	—	15,000
Proceeds from issuance of series B convertible preferred stock, net of issuance costs	—	54,752	—
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and discounts	103,341	—	—
Exercise of stock options	206	—	—
Payment of issuance costs	(2,157)	—	—

Net cash provided by financing activities	101,390	54,752	15,000

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(839)	2,297	(1,419)
Net increase in cash, cash equivalents and restricted cash	9,229	(3,011)	6,266
Cash, cash equivalents and restricted cash at beginning of year	17,661	20,672	14,406

Cash, cash equivalents and restricted cash at end of year	$26,890	$17,661	$20,672

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on short term investments	$80	$(65)	$—
Purchases of property and equipment included in accounts payable	$5,047	$—	$—
Conversion of preferred stock into common stock	$86,361	$—	$—
Conversion of convertible preferred stock warrants into common stock warrants	$7,094	$—	$—
Amounts capitalized under build-to-suit lease transaction	$4,292	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the business

        Replimune Group, Inc. (the "Company") is a clinical-stage biotechnology company focused on the development of oncolytic immunotherapies to treat cancer.

        Replimune Limited ("Replimune UK") was incorporated in 2015 under the laws of England, and was the sole shareholder of Replimune, Inc. ("Replimune US"), a Delaware corporation. On July 5, 2017, Replimune Group, Inc., a Delaware corporation, was incorporated and on July 10, 2017 the shareholders of Replimune UK effected a share-for-share exchange pursuant to which they exchanged their outstanding shares in Replimune UK for shares in Replimune Group, Inc., on a one-for-one basis. In addition, the holders of warrants and stock options to purchase Replimune UK capital stock canceled their warrants to purchase shares of series seed preferred stock and stock options in Replimune UK and were issued replacement warrants to purchase shares of series seed preferred stock and stock options to acquire Replimune Group, Inc. capital stock on a one-for-one basis. These transactions are collectively referred to as the reorganization. Upon completion of the reorganization, the historical consolidated financial statements of Replimune UK became the historical consolidated financial statements of Replimune Group, Inc. because the reorganization was accounted for similar to a reorganization of entities under common control due to the high degree of common ownership of Replimune UK and Replimune Group, Inc. and lack of economic substance to the transaction. The Company concluded that the reorganization resulted in no change in the material rights and preferences of each respective class of equity interests and no change in the fair value of each respective class of equity interests before and after the reorganization. On December 8, 2017, Replimune UK transferred all outstanding shares of its wholly owned subsidiary, Replimune US to Replimune Group, Inc. Replimune Group. Inc., a Delaware corporation, is the sole shareholder of Replimune UK, Replimune US and Replimune Securities Corporation, a Massachusetts corporation that was incorporated in November 2017.

        The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company's product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

  Forward stock split

        On July 9, 2018, the Company effected a 1-for-9.94688 forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company's Preferred Stock (see Note 7). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this forward stock split and adjustment of the preferred stock conversion ratios. Further, on July 9, 2018, the Company's authorized shares of common stock were increased to 27,314,288. Accordingly, the authorized shares of common

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of the business (Continued)

stock presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the newly authorized shares of common stock.

  Initial public offering

        On July 24, 2018, the Company completed an initial public offering ("IPO") of its common stock and issued and sold 6,700,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93,465 after deducting underwriting discounts and commissions but before deducting offering costs of $2,157.

        Upon closing of the IPO, the Company's outstanding convertible preferred stock automatically converted into shares of common stock (see Note 7). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. The warrant to purchase shares of the Company's series seed convertible preferred stock was converted into a warrant to purchase shares of the Company's common stock upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders' equity (deficit). Additionally, the Company repurchased 26,258 shares of class A common stock at a price equal to its par value upon the closing of the IPO.

        On July 30, 2018, the Company issued and sold an additional 707,936 shares of its common stock at the IPO price of $15.00 per share pursuant to the underwriters' partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $9,876 after deducting discounts and commissions and other offering expenses.

        Also, in connection with the completion of its IPO on July 24, 2018, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to authorize the issuance of up to 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

  Basis of presentation

        The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $30,834, $19,702 and $7,704 for the years ended March 31, 2019, 2018 and 2017, respectively. In addition, as of March 31, 2019, the Company had an accumulated deficit of $59,766. The Company expects to continue to generate operating losses for the foreseeable future. As of June 28, 2019, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

        If the Company is unable to obtain funding it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or it may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of the business (Continued)

successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

  Use of estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of common stock and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

  Foreign currency and currency translation

        The functional currency for the Company's wholly owned foreign subsidiary, Replimune UK, is the British pound. Assets and liabilities of Replimune UK are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders' equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.

  Concentrations of credit risk and of significant suppliers

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as short-term investments. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits, and has not

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

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

  Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds, US Treasury bonds, and US Government Agency bonds at March 31, 2019. Cash equivalents consisted of money market funds at March 31, 2018. As of March 31, 2019 and 2018, cash equivalents totaled $10,664 and $4,130, respectively.

  Restricted Cash

        The Company maintains certain minimum balances in segregated bank accounts in connection with its corporate credit cards and a letter of credit for the benefit of the landlords in connection with an operating lease. As of March 31, 2019 and 2018, restricted cash consisted of $0 and $78, respectively, held in connection with the Company's corporate credit cards and $1,186 and $0, respectively, held for the benefit of the landlords in connection with an operating lease. These amounts have been classified as non-current assets on the Company's consolidated balance sheets.

  Short-term investments

        The Company's short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.

        The Company evaluates its short-term debt security investments with unrealized losses for other-than-temporary impairment. When assessing short-term debt security investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company's ability and intent to retain the short-term debt security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the short-term debt security investment that the Company considers to be "other than temporary," the Company reduces the short-term debt security investment to fair value through a charge to the consolidated statements of operations. No such adjustments were necessary during the periods presented.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

        The Company's short-term debt security investments as of March 31, 2019 and 2018 had original maturities of less than one year.

  Deferred offering costs

        The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company did not record any deferred offering costs as of March 31, 2018. As of March 31, 2019, the Company recorded $2,157 of deferred offering costs in stockholders' equity (deficit) as a reduction of proceeds generated as a result of the IPO.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

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

        The Company's short-term investments, cash equivalents and warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

  Warrant liability

        Upon the closing of the IPO, the warrants to purchase shares of the Company's series seed convertible preferred stock were converted into warrants to purchase shares of the Company's common stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders' equity (deficit).

        Prior to the IPO, the Company classified warrants to purchase shares of series seed preferred stock (see Note 8) as a liability on its consolidated balance sheets as these warrants to purchase shares of series seed preferred stock were free-standing financial instruments that could require the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of the warrants' issuance and was subsequently remeasured to fair value at each reporting date. Changes

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

in the fair value of the warrant liability were recognized as a component of total other income (expense), net in the consolidated statements of operations.

        The Company utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates, to value the warrant liability. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting assumptions was obtained. Estimates and assumptions impacting the fair value measurement included the expected stock price volatility, the expected term of the warrant, the risk-free interest rate for a period that approximated the expected term of the warrant, and the Company's expected dividend yield (see Note 3).

  Segment information

        The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's current focus is on developing oncolytic immunotherapies for the treatment of cancer.

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

  Research contract costs and accruals

        The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

  Patent costs

        All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

  Stock-based compensation

        The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield (see Note 10). Forfeitures are accounted for as they occur. To date, the Company has issued stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.

        For stock-based awards granted to consultants and non-employees, compensation expense is recognized over the shorter of the vesting period or the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option-pricing model.

        The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

  Research and development incentives and receivable

        The Company, through its subsidiary in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government's research and development tax reliefs program. Under the program, a percentage of qualifying research and development expenses incurred by the Company's subsidiary in the United Kingdom are reimbursed up to 14.5%.

        Management has assessed the Company's research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

        The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $2,528, $2,267 and $1,442 during the years ended March 31, 2019, 2018 and 2017, respectively, in the consolidated statements of operations and a research and development incentives receivable of $2,474 and $2,389 as of March 31, 2019 and 2018, respectively, on the consolidated balance sheets.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

  Comprehensive loss

        Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2019, comprehensive loss included $(897) of foreign currency translation adjustments and $80 of unrealized gains on short-term investments, net of tax. For the year ended March 31, 2018, comprehensive loss included $2,376 of foreign currency translation adjustments and $(65) of unrealized losses on short-term investments, net of tax. For the year ended March 31, 2017, comprehensive loss included $(1,437) of foreign currency translation adjustments.

  Income taxes

        The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

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

        The Company's convertible preferred stock contractually entitled the holders of such shares to participate in dividends but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

  Recently Adopted Accounting Pronouncements

        In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-09 as of the required effective date of April 1, 2018 and will apply to any changes to the terms or conditions of share-based payment awards prospectively. The adoption of ASU 2017-09 did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which requires restricted cash to be presented with cash and cash equivalents on the consolidated statements of cash flows and disclosure of how the consolidated statements of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-18 as of April 1, 2018. Restricted cash is now included as a component of cash, cash equivalents and restricted cash on the Company's consolidated statement of cash flows. Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented on the consolidated statements of cash flows reflects the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash. Additionally, as a result of the adoption, transfers between restricted and unrestricted cash are no longer presented as a component of the Company's investing activities. The adoption of ASU 2016-08 did not have a material impact on the Company's financial position, results of operations, or cash flows. On the statement of

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

cash flows for the years ended March 31, 2018 and 2017, the Company reclassified restricted cash of $78 and $75, respectively, to be included in Cash, cash equivalents and restricted cash at beginning of year and Cash, cash equivalents and restricted cash at end of year.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-16 as of the required effective date of April 1, 2018. The adoption of ASU 2016-16 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-16 as of the required effective date of April 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The Company adopted ASU 2014-09 on a full retrospective basis effective April 1, 2018. The adoption of ASU 2014-09 did not have an impact on the Company's consolidated financial statements as the Company does not currently have any revenue-generating arrangements.

  Recently Issued Accounting Pronouncements

        In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU2018-18"), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition,

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is in the process of evaluating the impact of ASU 2018-18 on its consolidated financial statements and disclosures.

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 is effective after December 15, 2019 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that ASU 2018-07 will have on its consolidated financial statements and disclosures.

        In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification ("ASC") Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-11 is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company expects to elect the option to not restate comparative periods presented in the financial statements, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the existing guidance in ASC 840. The Company will adopt the new standard effective April 1, 2019 and will use the effective date as the date of initial application.

        The Company currently expects to elect the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to utilize the short-term lease exemption, whereby leases with a term of twelve months or less will not follow the recognition and measurement requirements of the new standard.

        The Company is currently evaluating the impact of pending adoption on its consolidated financial statements and disclosures, including the impact on the Company's build-to-suit lease for which the accounting may change under Topic 842.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair value of financial assets and liabilities

        The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$2,676	$—	$2,676
Commercial paper	—	46,687	—	46,687
US Government Agency bonds	—	20,884	—	20,884
US Treasury bonds	—	41,057	—	41,057
Corporate debt securities	—	8,467	—	8,467

	$—	$119,771	$—	$119,771

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$4,130	$—	$4,130
Commercial paper	—	27,998	—	27,998
Corporate debt securities	—	15,970	—	15,970

	$—	$48,098	$—	$48,098

Liabilities:
Warrant liability	$—	$—	$1,642	$1,642

	$—	$—	$1,642	$1,642

        During the years ended March 31, 2019 and 2018, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

        Money market funds, commercial paper, US Treasury bonds, US Government Agency bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Valuation of Warrant Liability

        The warrant liability is related to the warrants to purchase shares of series seed preferred stock (see Note 8). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the IPO in July 2018, the warrant to purchase shares of the Company's series seed convertible preferred stock was converted into a warrant to purchase shares of the Company's common stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders' equity (deficit).

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair value of financial assets and liabilities (Continued)

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

        As of March 31, 2018, the warrant liability was valued at $1,642 and classified as a non-current liability on the consolidated balance sheet. The following assumptions were used in valuing the warrant liability:

March 31, 2018
Risk-free interest rate	2.69%
Expected term (in years)	7.5
Expected volatility	65.8%
Expected dividend yield	0%

        Based on the terms and conditions of the warrant, upon closing of the Company's IPO in July 2018, the warrant to purchase shares of the Company's series seed convertible preferred stock was converted into a warrant to purchase shares of the Company's common stock. On that date, the Company remeasured the warrant liability to fair value and reclassified the total carrying value to additional paid-in capital. The Company performed the final remeasurement of the warrant liability using the IPO price of $15.00 per share and recorded the change in fair value as a component of total other income (expense), net in the consolidated statement of operations.

        The following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

Risk-free interest rate	2.81%
Expected term (in years)	7.2
Expected volatility	64.4%
Expected dividend yield	0%

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair value of financial assets and liabilities (Continued)

        The following table presents a roll forward of the warrant liability:

Warrant Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,452
Conversion of convertible preferred stock warrant into common stock warrant	(7,094)

Balance at March 31, 2019	$—

4. Short-term investments

        Short-term investments by investment type consisted of the following:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$46,687	$2	$(2)	$46,687
US Government agency bonds	15,889	4	—	15,893
US Treasury bonds	38,047	13	—	38,060
Corporate debt securities	8,469	—	(2)	8,467

	$109,092	$19	$(4)	$109,107

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$28,028	$2	$(32)	$27,998
Corporate debt securities	16,005	—	(35)	15,970

	$44,033	$2	$(67)	$43,968

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

5. Property, plant and equipment, net

        Property, plant and equipment, net consisted of the following:

	March 31,
	2019	2018
Leasehold improvements	$154	$154
Construction in progress	124	—
Build-to-suit lease asset	11,514	—
Office equipment	49	49
Computer equipment	138	87
Plant and laboratory equipment	584	336

	$12,563	$626
Less: Accumulated depreciation and amortization	(404)	(256)

	$12,159	$370

        Depreciation and amortization expense was $148, $109 and $122 for the years ended March 31, 2019, 2018 and 2017, respectively, and recorded within research and development and general and administrative expenses in the consolidated statement of operations.

        Build-to-suit lease asset, as of March 31, 2019, includes $11,514 capitalized in connection with the Company's build-to-suit lease accounting (see Note 13).

6. Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consisted of the following:

	March 31,
	2019	2018
Accrued research and development costs	$530	$949
Accrued compensation and benefits costs	1,510	949
Accrued professional fees	464	1,094
Deferred rent	24	26
Other	273	153

	$2,801	$3,171

7. Convertible preferred stock

        The Company previously issued series seed convertible preferred stock (the "series seed preferred stock"), series A convertible preferred stock (the "series A preferred stock") and series B convertible preferred stock (the "series B preferred stock"). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the "preferred stock." In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of March 31, 2019.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Convertible preferred stock (Continued)

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

  Conversion

        Each share of preferred stock was convertible into common stock, at any time, at the option of the holder, and without the payment of additional consideration, at the applicable conversion ratio then in effect for each series of preferred stock and subject to adjustment in accordance with anti-dilution provisions. In addition, each share of preferred stock was convertible into common stock at the applicable conversion ratio then in effect for each series of preferred stock upon the earlier of (i) the closing of a firm commitment underwritten public offering of the Company's common stock with gross proceeds to the Company of at least $30,000 and at a price per share of not less than $9.62, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization, or (ii) a date specified by vote or written consent of the holders of 75% of the outstanding preferred stock (voting together as a single class on an as-converted basis). For any events of deemed liquidation (as defined below) in which series B preferred stock investors would receive less than their full liquidation preference, a further approval of holders of 55% of the outstanding series B preferred stock was required. As of March 31, 2018, each share of preferred stock was convertible into 9.94688 share of common stock.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Convertible preferred stock (Continued)

        The conversion ratio for each series of preferred stock was determined by dividing the original issue price of each series of preferred stock by the conversion price of each series (as defined below). As of March 31, 2018, the series seed preferred stock original issue price and series seed preferred stock conversion price were $1.01 per share and $10.00 per share, respectively. As of March 31, 2018, the series A preferred stock original issue price and series A preferred stock conversion price were $3.49 per share and $34.70 per share, respectively. As of March 31, 2018, the series B preferred stock original issue price and series B preferred stock conversion price were $6.41 per share and $63.79 per share, respectively. Such series seed preferred stock original issue price, series A preferred stock original issue price and series B preferred stock original issue price and series seed preferred stock conversion price, series A preferred stock conversion price and series B preferred stock conversion price, and the rate at which each series of preferred stock may be converted into common stock, were subject to appropriate adjustment from time to time in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the preferred stock. The series seed preferred stock conversion price, series A preferred stock conversion price and series B preferred stock conversion price were also subject to adjustments based on weighted-average anti-dilution provisions set forth in the Company's certificate of incorporation, as amended and restated, in the event that additional securities were issued at a purchase price less than the series seed preferred stock conversion price, series A preferred stock conversion price or series B preferred stock conversion price then in effect.

  Dividends

        The holders of the preferred stock were entitled to be paid noncumulative dividends if and when declared by the Company's board of directors. The Company could not pay any dividends on shares of common stock of the Company unless the holders of preferred stock then outstanding simultaneously receive dividends at the same rate and same time as dividends paid with respect to common stock. Dividends were to accrue on a daily basis assuming a 365-day year, and were to be paid in cash. Through the date of the IPO, when preferred shares converted to common shares, no dividends had been declared or paid.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Convertible preferred stock (Continued)

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

  Redemption

        The Company's certificate of incorporation, as amended and restated, did not provide redemption rights to the holders of preferred stock.

        The holders of shares of convertible preferred stock had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company. Therefore, convertible preferred stock was classified outside of stockholders' equity (deficit).

        Upon issuance of each class of preferred stock, the Company assessed the embedded conversion and liquidation features of the securities. The Company determined that each class of preferred stock did not require the Company to separately account for the liquidation features. The Company also

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Convertible preferred stock (Continued)

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

        The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. As of March 31, 2019 and 2018, the fair value of the warrant liability was $0 and $1,642, respectively. The Company recognized a loss of $5,452, $972 and $150 within total other income (expense), net in the consolidated statements of operations for the years ended March 31, 2019, 2018 and 2017, respectively, related to the change in fair value of the warrant liability.

        Upon the closing of the Company's IPO in July 2018, all outstanding preferred stock was converted into common stock and the series seed preferred stock warrants became exercisable for common stock instead of series seed preferred stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders' equity (deficit).

9. Stockholders' Equity

  Common Stock

        As of March 31, 2019, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2018, the Company was authorized to issue 27,314,288 shares of par value $0.001 per share common stock (including 26,258 authorized shares of common A stock). In July 2017, the Company issued and sold 26,258 shares of par value $0.001 per share common A stock for nominal cash proceeds. In July 2018, the Company repurchased 26,258 shares of par value $0.001 per share common A stock for nominal cash proceeds. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.

        As of March 31, 2019, the Company had reserved 6,873,744 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company's 2018 Omnibus Incentive Compensation Plan and the Company's Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common. As of March 31, 2018, the Company had reserved 22,306,801 shares of common stock for the conversion of

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stockholders' Equity (Continued)

outstanding shares of preferred stock (see Note 7), the exercise of outstanding stock options, the number of shares remaining available for grant under the Company's 2017 Equity Compensation Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of series seed preferred stock (see Note 8), assuming all warrants to purchase shares of series seed preferred stock became warrants to purchase shares of common stock at the applicable conversion ratio.

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

  Dividends

        Common stockholders are entitled to receive dividends, as may be declared by the Company's board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through March 31, 2019, no cash dividends have been declared or paid.

        Each share of common A stock is entitled to receive dividends, as may be declared by the Company's board of directors, if any, equal to a maximum of 100% of each share's par value. Upon an event of deemed liquidation, common A stock is entitled to receive dividends equal to a maximum of 300% of each share's par value.

  Undesignated Preferred Stock

        As of March 31, 2019, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2019.

10. Stock-Based Compensation

  2015 Enterprise Management Incentive Share Option Plan

        The 2015 Enterprise Management Incentive Share Option Plan of Replimune UK (the "2015 Plan") provided for Replimune UK to grant incentive stock options, non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options are granted only to the Company's employees, including officers and directors who are also employees. Non-statutory stock options are granted to employees, members of the board of directors, outside advisors and consultants of the Company.

  2017 Equity Compensation Plan

        In July 2017, in conjunction with the Reorganization, the 2015 Plan was terminated, and all awards were cancelled with replacement awards issued under the 2017 Equity Compensation Plan (the "2017 Plan"). Subsequent to the Reorganization, no additional grants will be made under the 2015 Plan and

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

any outstanding awards under the 2015 Plan will continue with their original terms. The Company concluded that the cancellation of the 2015 Plan and issuance of replacement awards under the 2017 Plan was a modification with no change in the material rights and preferences and therefore no recorded change in the fair value of each respective award.

        The Company's 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company's employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 as of March 31, 2019, of which 0 remained available for future grants as of March 31, 2019. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

  2018 Omnibus Incentive Compensation Plan

        On July 9, 2018, the Company's board of directors adopted, and the Company's stockholders approved the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), which became effective immediately prior to the effectiveness of the registration statement for the Company's initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company's common stock subject to such grants will be available for purposes of our 2018 Plan. As of March 31, 2019, 2,306,004 shares remained available for future grants under the 2018 Plan.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years.

  Employee Stock Purchase Plan

        On July 9, 2018, the Company's board of directors adopted and the Company's stockholders approved the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's initial public offering. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company's common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company's board of directors) will be added to the number of shares authorized under the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants.

        The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended March 31,
	2019	2018	2017
Risk-free interest rate	2.81%	2.01%	1.67%
Expected term (in years)	6.1	6.0	6.0
Expected volatility	62.0%	75.0%	75.0%
Expected dividend yield	0%	0%	0%

        The following table presents the assumptions that the Company used to determine the grant-date fair value of stock options granted to a non-employee:

Year Ended March 31,
2018
Risk-free interest rate	2.29%
Expected term (in years)	10.0
Expected volatility	75.0%
Expected dividend yield	0%

        All outstanding non-employee options granted during the year ended March 31, 2018 have vested, and there were no options granted to non-employees during the year ended March 31, 2019 or 2017.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

  Stock option valuation

        The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

  Stock options

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2018	2,520,247	$2.72	8.91	$2,808
Granted	1,371,500	14.92	9.78
Exercised	(110,427)	1.87
Cancelled	(59,536)	8.65

Outstanding as of March 31, 2019	3,721,784	$7.14	8.61	$30,150

Options exercisable as of March 31, 2018	592,349	$1.84	8.22	$1,184
Options exercisable as of March 31, 2019	1,278,330	$2.51	7.75	$16,249

        The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.

        The weighted average grant-date fair value per share of stock options granted during the years ended March 31, 2019 and 2018 was $8.82 and $1.92, respectively.

        The total fair value of options vested during the years ended March 31, 2019 and 2018 was $1,298 and $398, respectively.

        As of March 31, 2019, there were no outstanding unvested service-based stock options held by non-employees.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

  Stock-Based Compensation Expense

        Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended March 31,
	2019	2018	2017
Research and development	$1,488	$335	$65
General and administrative	1,242	477	143

	$2,730	$812	$208

        As of March 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $11,807, which is expected to be recognized over a weighted average period of 2.36 years.

11. Net loss per share

        Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended March 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(30,834)	$(19,702)	$(7,704)

Denominator:
Weighted average common shares outstanding, basic and diluted	23,198,400	4,978,539	4,973,439

Net loss per share attributable to common stockholders, basic and diluted	$(1.33)	$(3.96)	$(1.55)

        The Company's potentially dilutive securities, which include stock options, preferred stock and warrants to purchase shares of series seed preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Common A stock has been excluded from the computation of diluted net loss per share because the shares have nominal economic participation rights. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

11. Net loss per share (Continued)

common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended March 31,
	2019	2018	2017
Options to purchase common stock	3,721,784	2,520,247	930,027
Convertible preferred stock (as converted to common stock)	—	19,157,360	10,588,977
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344	497,344

	4,219,128	22,174,951	12,016,348

12. Significant agreements

  Agreement with Bristol-Myers Squibb Company

        In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company ("BMS"). Pursuant to the agreement, BMS will provide to the Company, at no cost, a compound for use in the Company's ongoing clinical trial. Under the agreement, the Company will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to its compound in the clinical trial and agreed to supply its compound, at its cost and for no charge to the Company, for use in the clinical trial.

        Unless earlier terminated, the agreement will remain in effect until (i) the completion of the clinical trial, (ii) all related clinical trial data have been delivered to both parties and (iii) the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party (i) in the event of an uncured material breach by the other party, (ii) in the event the other party is insolvent or in bankruptcy proceedings or (iii) for safety reasons. Upon termination, the licenses granted to the Company to use BMS's compound in the clinical trial will terminate.

        As of March 31, 2019, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

  Agreement with Regeneron Pharmaceuticals, Inc.

        In May 2018, the Company entered into an agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron"). The Company and Regeneron are each independently developing compounds for the treatment of certain tumor types. Pursuant to the agreement, the Company and Regeneron will undertake one or more clinical trials using a combination of the compounds being developed by each entity. Under the agreement, each study will be conducted under terms set out in a separately agreed upon study plan that will identify the name of the sponsor and which party will manage the particular clinical trial, and include the protocol, the budget and a schedule of clinical obligations. In June 2018, under the terms of the agreement between the Company and Regeneron, the parties agreed to the first study plan. The Company and Regeneron have agreed to the protocol, budget, sample testing and

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Significant agreements (Continued)

clinical obligations schedule under the study plan. Development and supply costs associated with the study plan will be split equally between the Company and Regeneron.

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

        Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the year ended March 31, 2019, the Company did not receive or make any payments under the terms of the agreement to Regeneron. As of March 31, 2019, the Company recorded $337 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet.

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

        In April 2016, the Company entered into a lease agreement for office and laboratory space in Abingdon, England, which expires on April 3, 2026. The Company has the right to terminate the lease as of April 4, 2021 upon at least nine months' prior written notice. Monthly lease payments are inclusive of base rent, ancillary charges, non-rent shared tenant occupancy costs and the respective value added tax to be paid. Monthly lease payments include base rent of approximately $23 through December 3, 2016 and $31 thereafter. Monthly base rent is subject to increase after April 2021 in proportion to the Retail Price Index.

  Build-to-suit lease

        In June 2018, the Company entered into an agreement to lease approximately 63,000 square feet of office, manufacturing and laboratory space within a previously occupied building with approximately

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. Commitments and contingencies (Continued)

106,000 square feet of rentable space in Framingham, Massachusetts. Pursuant to the lease agreement, the lease term commenced in November 2018, subject to the landlord completing certain agreed upon landlord improvements. The rent commencement date is estimated to be August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five year extensions. Annual lease payments during the first year are $2,373 with increases of 3.0% each year.

        The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain indemnification provisions within the lease agreement. As a result, as of March 31, 2019, the Company capitalized $4,993 (equal to the estimated fair value of its leased portion of the premises) as build-to-suit lease asset within property and equipment. The Company has engaged a third party to develop the leased space to the Company's specifications as office, manufacturing and laboratory space. The Company has capitalized costs of construction of $6,521 to build-to-suit lease asset within property, plant and equipment on its consolidated balance sheet. Of the $6,521 of capitalized costs, $1,474 had been paid, $5,047 remained payable and $2,174 was reimbursable by the landlord as of March 31, 2019. The construction is expected to be completed in September 2019, at which time the Company will assess and determine if the assets and corresponding liability should be de-recognized.

        The Company recorded the following for the lease agreement for its new office, manufacturing and laboratory space during the construction period:

Year Ended March 31, 2019
Rent expense	$556
Amounts capitalized as build-to-suit lease	$11,514

        The Company recorded total rent expense of $556, $430 and $282 during the years ended March 31, 2019, 2018 and 2017, respectively, and recorded within research and development and general and administrative expenses in the consolidated statement of operations. Rent expense for the year ended March 31, 2019 included $93 of ground rent associated with the build-to-suit lease.

        The following table summarizes the future minimum lease payments due under the Company's operating leases as of March 31, 2019:

2020	$2,062
2021	2,901
2022	2,493
2023	2,568
2024	2,645
2025	2,725
Thereafter	12,770

$28,164

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13. Commitments and contingencies (Continued)

  Manufacturing commitments

        The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2019, the Company had committed to minimum payments under these arrangements totaling $4,694 through March 31, 2020. As of March 31, 2018, the Company had committed to minimum payments under these arrangements totaling $2,938 through March 31, 2019.

  Indemnification agreements

        In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2019 or 2018.

  Legal Proceedings

        The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14. Benefit Plans

        The Company established a defined-contribution savings plan under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company's board of directors. During the years ended March 31, 2019, 2018 and 2017, the Company made contributions totaling $102, $49 and $8, respectively, to the 401(k) Plan.

        We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees' contributions each year in amounts up to 8% of their annual base salary.

15. Income Taxes

  U.S. Tax Reform

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"), which significantly reforms the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Reform Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

15. Income Taxes (Continued)

the existing top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits.

        The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In connection with the initial analysis of the impact of the Tax Reform Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a corresponding change in the Company's valuation allowance.

        We completed our final determination of the remeasurement of our deferred tax assets and liabilities for the year ended March 31, 2019 under SEC Staff Accounting Bulletin No. 118 and we have not recorded any adjustments to the provisional amounts recorded at March 31, 2018.

  Income taxes

        During the years ended March 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred and capitalized start-up costs generated during the years then ended, due to its uncertainty of realizing a benefit from those items. The Company's net loss before income taxes were generated in the United States and the United Kingdom.

        Net loss before income taxes for the years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,
	2019	2018	2017
United States	$(9,483)	$(8,992)	$(3,450)
Foreign (United Kingdom)	(21,351)	(10,710)	(4,254)

	$(30,834)	$(19,702)	$(7,704)

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate for the years ended March 31, 2019, 2018 and 2017 is as follows:

	March 31,
	2019	2018	2017
U.S. Federal statutory income tax rate	(21.00)%	(21.00)%	(34.00)%
State taxes, net of federal benefit	(1.5)	(2.6)	(2.4)
Research and development expenses	3.1	3.8	7.1
Remeasurement of deferred taxes as a result of tax reform	—	2.6	—
Foreign tax rate differential	2.4	2.2	8.8
Change in valuation allowance	15.5	14.0	19.2
Other	1.5	1.0	1.3

Effective income tax rate	0.00%	0.00%	0.00%

        Components of the Company's deferred tax assets as of March 31, 2019 and 2018 were as follows:

	March 31,
	2019	2018
Deferred tax assets:
Foreign net operating loss carryforwards	$4,079	$1,405
Federal net operating loss carryforwards	2,223	—
State net operating loss carryforwards	684	15
Capitalized start-up costs	1,886	3,340
Stock compensation	573
Accrued expenses	1,793
Other	—	1

Total deferred tax assets	11,238	4,761

Deferred tax liabilities:
Property, plant and equipment	(1,842)	(37)

Total deferred tax liabilities	(1,842)	(37)

Valuation allowance	(9,396)	(4,724)

Net deferred tax assets	$—	$—

        As of March 31, 2019, the Company had federal and foreign net operating loss carryforwards of approximately $10,587 and $23,993 respectively, which can be carried forward indefinitely. As of March 31, 2019, the Company had state net operating loss carryforwards of $10,822 which will expire between 2038 and 2039.

        Utilization of the U.S. federal and state net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

15. Income Taxes (Continued)

carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

        Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2019 and 2018 related primarily to the increase in net operating loss carryforwards and capitalized start-up costs in 2018, and were as follows:

	March 31,
	2019	2018
Valuation allowance as of beginning of year	$4,724	$1,887
Increases recorded to income tax provision	4,672	3,347
Remeasurement of deferred taxes as a result of tax reform	—	(510)

Valuation allowance as of end of year	$9,396	$4,724

        As of March 31, 2019 and 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of March 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company's consolidated statements of operations and comprehensive loss.

        The Company files income tax returns in the United States, Massachusetts and the United Kingdom as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination in the U.S. under statute from 2017 to the present and in the United Kingdom from 2016 to the present.

16. Geographic Information

        The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company's long-lived assets held in different geographic regions is presented in the tables below:

	March 31,
	2019	2018
United States	$11,648	$20
United Kingdom	511	350

	$12,159	$370

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

17. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	For the Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Operating expenses	7,825	10,137	7,104	5,879
Net loss	(6,656)	(7,673)	(6,461)	(10,044)
Net loss per share attributable to common shareholders, basic and diluted	(0.29)	(0.24)	(0.26)	(2.02)

	For the Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Operating expenses	7,065	4,732	4,256	3,176
Net loss	(7,136)	(4,354)	(4,660)	(3,552)
Net loss per share attributable to common shareholders, basic and diluted	(1.43)	(0.87)	(0.94)	(0.71)

18. Subsequent Events

        For its consolidated financial statements as of March 31, 2019 and for the year then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

  Lease agreement

        In June 2019, the Company entered into an agreement to lease approximately 18,700 square feet of office space in Woburn, Massachusetts. Pursuant to the lease agreement, the lease term is estimated to commence in July 2019. The rent commencement date is to be one month after the commencement of the lease term. The initial lease term is ten years from the rent commencement date and includes an optional five year extension. Annual lease payments during the first year are $488 with increases of approximately 1.6% each year.

  Increase in Shares Available for Issuance under the 2018 Plan

        In April 2019, the Company effected an increase in the total number of shares of the Company's common stock reserved for issuance under the 2018 Plan from 3,617,968 shares to 4,884,338 shares.