Form 10-K/A
period 2019-03-31
Replimune Group, Inc.
filed 2019-07-29
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Zip Code)

(781) 222-9600

(Registrant’s telephone number, including area code)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $184 million, based on the closing price of the registrant’s Common Stock on September 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

There were 31,666,182 shares of Common Stock outstanding as of July 17, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REPLIMUNE GROUP, INC.

FORM 10-K/A

For the Year Ended March 31, 2019

EXPLANATORY NOTE

Replimune Group, Inc. (“Replimune,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended March 31, 2019 (the “Amendment”) to amend our Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2019 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•                  On the cover page, to (i) delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s proxy statement for its 2019 annual meeting of stockholders and (ii) update the date as of which the number of outstanding shares of the Company’s common stock is being provided;

•                  To present the information required by Part III of Form 10-K, which information was originally expected to be incorporated by reference to our definitive proxy statement to be delivered to our shareholders in connection with our 2019 annual meeting of stockholders; and

•                  To amend and restate Exhibits 31.1 and 31.2, in Part IV, Item 15(b), in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include such certifications as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART III

Item 10.  Directors, executive officers and corporate governance

Board of directors

Our certificate of incorporation, as currently amended and in effect, provides that our Board is divided into three classes of directors, with the classes as nearly equal in number as possible. Each of our directors identified below serves in the class indicated. Subject to any earlier resignation or removal in accordance with the terms of our certificate of incorporation and bylaws, our current Class I directors, if elected at the 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”), will serve until the 2022 Annual Meeting of Stockholders; our current Class II directors will serve until the 2020 Annual Meeting of Stockholders; and our current Class III directors will serve until the 2021 Annual Meeting of Stockholders. Any additional directorships resulting from an increase in the number of directors will be apportioned by our Board among the three classes as equally as possible.

Our Board is currently comprised of nine members. Below is a list of the names, ages as of July 17, 2019 and classification of the individuals who currently serve as our directors or are nominees to be elected at the 2019 Annual Meeting.

Name	Age	Position(s)	Class
Robert Coffin, Ph.D.	54	President, Chief Executive Officer and Director	III
Philip Astley-Sparke	47	Executive Chairman, Secretary, Treasurer and Director	I
Kapil Dhingra, M.B.B.S.(1)(2)	59	Director	I
Hyam Levitsky, M.D.(3)	61	Director	III
Jason Rhodes(2)(3)	49	Director	II
Joseph Slattery(1)(2)	54	Director	I
Sander Slootweg	50	Director	II
Otello Stampacchia, Ph.D.(3)	50	Director	II
Dieter Weinand(1)	58	Director	III

(1)                                 Member of the Audit Committee.

(2)                                 Member of the Compensation Committee.

(3)                                 Member of the Nominating and Corporate Governance Committee.

Director biographies

Information concerning our continuing directors and director nominees is set forth below. The biographical description of each continuing director and director nominee includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a director.

Philip Astley-Sparke

Mr. Philip Astley-Sparke is one of our co-founders and has served as our Executive Chairman since our formation in 2015. Since 2016, Mr. Astley-Sparke has served as Chairman of uniQure N.V., a Nasdaq-listed gene therapy company. From 2013 to 2015, Mr. Astley-Sparke served as uniQure N.V.’s President of U.S. operations, where he established its U.S. infrastructure. Mr. Astley-Sparke served as Vice President and General Manager at Amgen, Inc. until December 2011, following Amgen Inc.’s acquisition of BioVex Group, Inc. in March 2011. Mr. Astley-Sparke was previously President and Chief Executive Officer of BioVex Group Inc. Prior to BioVex Group, Inc., Mr. Astley-Sparke was a healthcare investment banker at Chase H&Q and qualified as a Chartered Accountant with Arthur Andersen LLP. Mr. Astley-Sparke has been a Venture Partner at Forbion Capital Partners, a venture capital fund, since May 2012 and serves as Chairman of the board of Oxyrane Limited, a biotechnology company. Mr. Astley-Sparke received a B.Sc. in Cellular and Molecular Pathology from Bristol University. Mr. Astley-Sparke is qualified to serve on our Board because of his extensive knowledge of our Company based on his role as co-founder and Executive Chairman and his extensive financial and leadership experience.

Kapil Dhingra, M.B.B.S.

Dr. Kapil Dhingra has been a member of our Board since July 2017. Dr. Dhingra currently serves as the Managing Member of KAPital Consulting, LLC, a healthcare consulting firm that he founded in 2008. Dr. Dhingra also currently serves on the boards of directors of Median Technologies Inc., Five Prime Therapeutics Inc., and Autolus Therapeutics plc, a Nasdaq-listed biopharmaceutical company. Dr. Dhingra previously served as a member of the board of directors of Micromet, Inc., until its acquisition by Amgen, Inc., Advanced Accelerator Applications S.A., until its acquisition by Novartis AG, and YM Biosciences Inc., until its acquisition by Gilead Sciences, Inc., each of which was a public company during Dr. Dhingra’s service as a director. From 1999 to 2008, Dr. Dhingra worked at F. Hoffmann-La Roche & Co. where he served as Vice President, Head of the Oncology Disease Biology Leadership Team and Head of Oncology Clinical Development. From 2000 to 2008, he held a Clinical Affiliate appointment at Memorial Sloan Kettering Cancer Center. From 1996 to 1999, Dr. Dhingra worked at Eli Lilly & Co. where he served as Senior Clinical Research Physician. Dr. Dhingra also served as a Clinical Associate Professor of Medicine at the Indiana University School of Medicine from 1997 to 1999. Prior to Eli Lilly & Co., Dr. Dhingra was a member of the faculty of M.D. Anderson Cancer Center from 1989 to 1996. Dr. Dhingra received his M.B.B.S. from the All India Institute of Medical Sciences in New Delhi, India. He completed his residency in Internal Medicine at Lincoln Medical and Mental Health Center and New York Medical College and completed his fellowship in Hematology and Oncology at Emory University School of Medicine. Dr. Dhingra is qualified to serve on our Board due to his significant experience as a healthcare consultant and as a senior officer of F. Hoffmann-La Roche & Co.  and Eli Lilly & Co.

Joseph Slattery

Mr. Joseph Slattery has been a member of our Board since October 2017 and has severed as our lead independent director since March 2019. He has served as Executive Vice President and Chief Financial Officer of TransEnterix, Inc. since 2013. From 2010 to 2013, Mr. Slattery served as Executive Vice President and Chief Financial Officer at Baxano Surgical Inc. Previously, from 1996 to 2007, among other roles, he served as Chief Financial Officer and Senior Vice President of Finance and Information Systems of Digene Corp., which was acquired by Qiagen, N.V. Mr. Slattery has served as a member of the board of directors of CVRx Inc. since 2008 and was previously a member of the boards of directors of Exosome Diagnostics Inc. from 2013 to 2018, and Micromet, Inc. from 2007 to 2012, when it was acquired by Amgen, Inc. He earned his Bachelor’s Degree in Accounting from Bentley University in 1987 and is a certified public accountant. Mr. Slattery is qualified to serve on our Board based on his experience in public accounting and financial expertise.

Robert Coffin, Ph.D.

Dr. Robert Coffin is one of our co-founders and has served as a member of our Board and as our President and Chief Executive Officer since our formation in 2015. From 2013 to 2015, Dr. Coffin served as a consultant for a number of biotechnology companies. From 2011 to 2013, Dr. Coffin served as Vice President of Global Development at Amgen, Inc. In 1999, Dr. Coffin co-founded BioVex Group, Inc., a spin out from his research group at University College London. Dr. Coffin served as the Chief Technology Officer of BioVex Group, Inc. until it was acquired by Amgen, Inc. in 2011. During his time at BioVex, Inc., Dr. Coffin invented all BioVex, Inc. products and oversaw all research and clinical development, including bringing T-Vec into two pivotal Phase 3 clinical trials. Dr. Coffin was awarded a Ph.D. in Virology from Imperial College London prior to his move to University College London in 1991. Dr. Coffin is qualified to serve on our Board due to his prior experience developing an oncolytic immunotherapy and his extensive knowledge of our Company based on his role as co-founder and President and Chief Executive Officer.

Hyam Levitsky, M.D.

Dr. Hyam Levitsky has been a member of our Board since May 2018. Since May 2019, Dr. Levitsky has served as President, Research and Development, at Century Therapeutics, Inc. and is currently an Adjunct Professor of Oncology, Medicine, and Urology at The Johns Hopkins University School of Medicine and the Sidney Kimmel Comprehensive Cancer Center in Baltimore, MD where he began as an Assistant Professor of Oncology in 1991, rose to be a Professor in 2002, and has been an Adjunct Professor since 2011. At Johns Hopkins, Dr. Levitsky served as Scientific Director of the George Santos Bone Marrow Transplant Program from 2005 to 2011. He is a founding member of the Executive Council of the Cancer Immunotherapy Consortium of the Cancer Research Institute where he has served since 2005. Dr. Levitsky is an active member of the American Association of Cancer Research and the American Society of Hematology, and advises the FDA on cancer immunotherapy issues. Previously, Dr. Levitsky served as Executive Vice President and Chief Scientific Officer at Juno Therapeutics, Inc. from 2015 to 2018 and was Head of Cancer Immunotherapy Experimental Medicine at F. Hoffmann-La Roche & Co. from 2011 to 2015. He served on the External Scientific Advisory Board of the Pasteur Institute’s Center for Human Immunology from 2008 to 2010. Dr. Levitsky holds a number of honors including being named a Stohlman Scholar by the Leukemia and Lymphoma Society in 2002, and was elected as a member of the American Society for Clinical Investigation in 2002. He was previously an Assistant Chief of Service from 1987 to 1988 and Senior Clinical Fellow from 1988 to 1991 at The Johns Hopkins Hospital and The Johns Hopkins Oncology Center, respectively. Dr. Levitsky received a B.S. from the University of Pennsylvania School of Engineering and Applied Science in 1980 and an M.D. from The Johns Hopkins School of Medicine in 1984. Dr. Levitsky is qualified to serve on our Board because of his experience in management roles at life sciences companies and extensive academic and professional background in the fields of oncology and immunology.

Jason Rhodes

Mr. Jason Rhodes has been a member of our Board since September 2015 and a partner at Atlas Ventures since 2014. He has been a Founder and Chairman of Generation Bio, Co. since 2016, a Founder and Chairman of Disarm Therapeutics, Inc. since 2016, and a Founder and the Executive Chairman of Dyne Therapeutics since 2018. He has been a member of the boards of directors of Gemini Therapeutics, Inc. since 2016 and Accent Therapeutics, Inc. since 2017 and was previously a member of the board of directors of Bicycle Therapeutics Limited from 2015 to 2019. From 2010 to 2014, Mr. Rhodes was at Epizyme, Inc., where he most recently served as President and Chief Financial Officer. He led business development at Alnylam Pharmaceuticals, Inc. from 2007 to 2010. Mr. Rhodes obtained a B.A. from Yale University in 1991 and an M.B.A. from the Wharton School of the University of Pennsylvania in 1996. Mr. Rhodes is qualified to serve on our Board based on his extensive leadership experience, his biotechnology company board experience and his experience investing in life science companies.

Sander Slootweg

Mr. Sander Slootweg has been a member of our Board since 2015. Mr. Slootweg co-founded Forbion Capital Partners in 2006 and has served as one of its managing partners since that time. Mr. Slootweg has served on the boards of directors of Forbion Capital Partners’ portfolio companies, NorthSea Therapeutics, Inc. since 2017, Oxyrane Limited since 2011, and each of Xention Discovery Ltd. and Ario Pharma Ltd. since 2006. Mr. Slootweg served on the boards of directors of uniQure N.V. from 2012 to 2014, Fovea Pharmaceutics S.A. from 2007 until its sale to Sanofi S.A. in 2009, Argenta Discovery Ltd. from 2001 until its sale to Galapagos N.V. in 2010, BioVex Group, Inc. from 2003 until its sale to Amgen, Inc. in 2011, Alantos Pharmaceuticals, Inc. from 2005 until its sale to Amgen, Inc. in 2007, Impella Cardiosystems AG from 2001 until its sale to Abiomed, Inc. in 2005, and Glycart AG from 2003 until its sale to F. Hoffmann-La Roche & Co. in 2005. Mr. Slootweg has also acted as the chairman of the board of Amsterdam Molecular Therapeutics, the predecessor to uniQure N.V. from 2006 to 2012 and as the chairman of the board of Dezima Pharma B.V. from 2012 until its sale to Amgen, Inc. in 2015. Before co-founding Forbion Capital Partners, he was an investment director at ABN AMRO Capital Life Sciences from 1999 to 2006. Mr. Slootweg holds degrees in Business and Financial Economics from the Free University of Amsterdam and Business Administration from Nijenrode University, The Netherlands. Mr. Slootweg is qualified to serve on our Board because of his extensive leadership experience, his biotechnology company board experience and his experience investing in life science companies.

Otello Stampacchia, Ph.D.

Dr. Otello Stampacchia has been a member of our Board since May 2015. Since 2006, Dr. Stampacchia has been a managing member at Omega Fund Management. Previously, Dr. Stampacchia was in charge of life sciences direct investments at AlpInvest Partners B.V. from 2001 to 2003. Before AlpInvest Partners B.V., from 2000 to 2001, Dr. Stampacchia was the portfolio manager of the Lombard Odier Immunology Fund. Previously, Dr. Stampacchia was a member of the healthcare corporate finance and mergers and acquisitions team at Goldman Sachs Group, Inc. from 1997 to 2000. Before joining Goldman Sachs Group, Inc., Dr. Stampacchia helped co-found the healthcare investment activities at Index Securities, now Index Ventures, Inc. Dr. Stampacchia is currently a member of the boards of directors of Kronos Bio, Inc., Gossamer Bio, Inc., Morphic Therapeutic, ESSA Pharma, Inc., and Median Technologies S.A. Dr. Stampacchia received a Ph.D. in Molecular Biology from the University of Geneva, Switzerland in 1997 and a Ph.D. in Biotechnology in 1998. Dr. Stampacchia is qualified to serve on our Board because of his extensive leadership experience, his biotechnology company board experience and his experience investing in life science companies.

Dieter Weinand

Mr. Dieter Weinand has been a member of our Board since June 2018. Since 2018, Mr. Weinand has been Executive Vice President, Primary Care of Sanofi S.A. He previously served as President, Pharmaceutical Division at Bayer AG from 2014 to 2018. From 2013 to 2014, Mr. Weinand was President, Global Commercialization at Otsuka Pharmaceutical Co., Ltd. and from 2010 to 2013 Mr. Weinand was President, Primary Care and Asia-Pacific Region at Pfizer Inc. From 2001 to 2010, Mr. Weinand served as President, Senior Vice President, and Vice President of Bristol-Myers Squibb Company. Prior to joining Bristol-Myers Squibb Company, Mr. Weinand was Senior Vice President at F.H. Faulding, Inc. from 2000 to 2001, Managing Director, Director, Vice President, and Senior Director at Warner-Lambert Company, which was acquired by Pfizer Inc. in 2000, during the period from 1994 to 2000, Vice President at Pharmos Corporation during 1994, and Director, Area Business Operations Coordinator, and International Product Manager at Lederle International during the period from 1990 to 1994. Mr. Weinand was previously a member the board of directors of Bayer AG, from 2013 to 2014, and HealthPrize Technologies LLC, from 2014 to 2018. Mr. Weinand received a M.S. in Pharmacology and Toxicology from Long Island University in 1987 and a B.A. from Concordia College in 1982. Mr. Weinand is qualified to serve on our Board because of his extensive leadership experience, his biotechnology company board experience and his experience in management roles at life sciences companies.

Executive officers

Below is a list of the names, ages as of July 17, 2019, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position(s)
Robert Coffin, Ph.D.	54	President and Chief Executive Officer
Philip Astley-Sparke	47	Executive Chairman, Secretary, and Treasurer
Colin Love, Ph.D.	61	Chief Operating Officer
Pamela Esposito, Ph.D.	45	Chief Business Officer
Howard Kaufman, M.D.	58	Chief Medical Officer
Stephen Gorgol	60	Chief Accounting Officer

Executive officer biographies

Robert Coffin, Ph.D. | President and Chief Executive Officer

Please see Dr. Coffin’s biographical information under “Board of directors—Director biographies,” of this Amendment.

Philip Astley-Sparke | Executive Chairman, Secretary and Treasurer

Please see Mr. Astley-Sparke’s biographical information under “Board of directors—Director biographies,” of this Amendment.

Colin Love, Ph.D. | Chief Operating Officer

Dr. Colin Love, Ph.D. has served as our Chief Operating Officer since October 2015 and has been a member of the Board of Replimune Limited since July 2017. Following the acquisition of BioVex Group, Inc. by Amgen, Inc. in 2011, Dr. Love remained at Amgen, Inc. as Vice President of Clinical Operations, working on T-Vec until it was approved in 2015. Since 2014, Dr. Love has also provided consulting support to biotechnology companies through Clove Consulting Ltd. From 2000 until it was acquired in 2011, Dr. Love served as Senior Vice President of Product Development at BioVex Group, Inc. Dr. Love received a B.Sc. in Biochemistry and a Ph.D. in Biochemistry from Glasgow University.

Pamela Esposito, Ph.D. | Chief Business Officer

Dr. Pamela Esposito, Ph.D. has served as our Chief Business Officer since November 2015. Previously, she was Chief Business Officer at Ra Pharmaceuticals, Inc. from 2013 to 2015. As a member of Ra Pharmaceuticals, Inc.’s senior management team, Dr. Esposito played a leadership role in strategy, helping Ra Pharmaceuticals, Inc. transform from a discovery platform to a clinical-stage company. Prior to Ra Pharmaceuticals, Inc., from 2010 to 2011, she was Vice President of Business Development at BioVex Group, Inc. Dr. Esposito earned a Ph.D. in Pharmacology from Tufts University School of Medicine in 2002 and a B.A. in Biochemistry/Molecular Biology from Dartmouth College.

Howard Kaufman, M.D. | Chief Medical Officer

Dr. Howard L. Kaufman joined us as Chief Medical Officer in September 2017. He has been the Editor-In-Chief of the Journal of Targeted Therapies in Cancer and a Senior Associate Editor at the Journal of Translational Medicine since 2007. Most recently, Dr. Kaufman was Associate Director for Clinical Science of the Rutgers Cancer Institute of New Jersey from 2014 to 2017. He previously was a leading academic in the study of tumor immunotherapy and the optimization of viral vectors for the treatment of cancer from 1997 to 2017. He was President of the Society for Immunotherapy of Cancer from 2014 to 2016. He previously was the Cancer Center Director and Associate Dean of Rush University Medical Center from 2009 to 2013. Dr. Kaufman has published over 400 peer-reviewed scientific papers, books, and review articles and serves on the editorial board of the Journal for Immunotherapy of Cancer. Dr. Kaufman received his Medical Degree from Loyola University in 1986, completed General Surgery residency at Boston University and fellowship training in Tumor Immunology and Surgical Oncology at the National Cancer institute.

Stephen Gorgol | Chief Accounting Officer

Mr. Stephen Gorgol has served as our Chief Accounting Officer since October 2016. Previously, Mr. Gorgol was Vice President, Finance and Administration at uniQure, Inc. from April 2013 to May 2016. Prior to uniQure, Inc., Mr. Gorgol was the Chief Financial Officer of BioVex Group, Inc. from May 2005 until it was acquired by Amgen, Inc. in 2011. Mr. Gorgol earned a B.S. in Accounting at the Plymouth State University in 1980.

Audit committee

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our financial statements and our internal control function. Among other matters, the Audit Committee is responsible for the following:

•                  assisting the Board in oversight of the independent auditors’ qualifications, independence and performance;

•                  the engagement, retention and compensation of the independent auditors;

•                  reviewing the scope of the annual audit and reviewing and discussing with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports filed with the SEC;

•                  reviewing our risk assessment and risk management processes;

•                  reviewing policies and procedures with respect to our related party transactions policy;

•                  establishing procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; and

•                  approving audit and permissible non-audit services provided by our independent auditor.

The current members of our Audit Committee are Kapil Dhingra, Dieter Weinand, and Joseph Slattery, who is the chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Slattery is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq as a result of, among other things, his senior-level executive experience, including his service as Chief Financial Officer of TransEnterix, Inc. since 2013, Chief Financial Officer of Baxano Surgical Inc. from 2010 to 2013, and Chief Financial Officer and Senior Vice President of Finance and Information Systems of Digene Corp until 2007. All of the members of our Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq.

Code of business conduct and ethics and corporate governance guidelines

We have adopted a code of business conduct and ethics that applies to all of our employees, including our executive officers, and directors, and those employees responsible for financial reporting. The code of business conduct and ethics is available on our website at www.replimune.com under “Investors and Media” at “Corporate Governance”; or by requesting a copy, free of charge, in writing from Investor Relations at Replimune Group, Inc., 18 Commerce Way, Woburn, MA 01801. We intend to post on our website any amendment to, or waiver under, a provision of the code of business conduct and ethics that applies to certain of our executive officers within four business days following the date of such amendment or waiver.

A copy of our corporate governance guidelines may also be accessed free of charge by visiting our website at www.replimune.com under “Investors and Media” at “Corporate Governance” or by requesting a copy from Investor Relations at our principal executive offices above.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms or written representations from certain reporting persons received by us with respect to the fiscal year ended March 31, 2019, our directors, officers and stockholders who own more than 10% of a registered class of our equity securities complied with all applicable filing requirements during the fiscal year ended March 31, 2019.

Item 11.  Executive compensation

Summary compensation table

The following table sets forth information about compensation awarded or paid to our named executive officers for the fiscal years ending March 31, 2018 and 2019.

Name and Principal Position	Year	Base Salary ($)		Bonus ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation (2) ($)		All Other Compensation ($)	Total ($)
Robert Coffin, Ph.D.	2019	477,991		—	1,548,750	238,996		—	2,265,737
President, Chief Executive Officer and Director	2018	389,478		—	592,000	146,817		—	1,128,295
Philip Astley-Sparke	2019	382,393		—	1,239,000	191,198		—	1,812,591
Executive Chairman, Treasurer, Secretary and Director	2018	254,687		—	166,500	83,765		—	504,952
Howard Kaufman, M.D.(3)	2019	406,000		—	1,327,500	142,100		—	1,875,600
Chief Scientific Officer
Colin Love, Ph.D.	2019	310,641	(4)	—	885,000	108,725	(4)	—	1,304,366
Chief Operating Officer	2018	311,834	(4)	—	277,500	101,784	(4)	—	691,118

(1)                                 The amounts reported in this column reflect the full grant date fair value for awards granted during each of the fiscal years ended March 31, 2018 and 2019. The grant date fair value was computed in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation. The assumptions we used in valuing options are described in Note 10 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2019.

(2)                                 The amounts reported in this column represent bonuses based upon the achievement of company and individual performance objectives for each of the fiscal years ended March 31, 2018 and 2019. We paid such bonuses in April 2019 and April 2018, respectively.

(3)                                 Dr. Kaufman was not one of our named executive officers for the fiscal year ended March 31, 2018.

(4)                                 Amounts presented for Dr. Love for the fiscal years ended March 31, 2018 and 2019 are based on an assumed conversion ratio of British pounds to dollars of 1.4015 and 1.302344, which were the exchange rates in effect as of March 31, 2018 and 2019, respectively.

Our Compensation Committee adopts and administers the compensation policies, plans and benefit programs for our executive officers and all other members of our executive team. Our Compensation Committee is also responsible for making recommendations regarding non-employee director compensation to the full Board. In addition, among other things, our Compensation Committee evaluates annually, in consultation with the Board, the performance of our Chief Executive Officer, reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executives and evaluates the performance of these executives in light of those goals and objectives. Our Compensation Committee also administers our equity compensation plans. The current members of our Compensation Committee are Joseph Slattery, Jason Rhodes, and Kapil Dhingra, who is the chair of the Compensation Committee. All members of our Compensation Committee are independent under the applicable rules and regulations of the SEC and Nasdaq.

Our executive compensation philosophy is to generally provide compensation and benefit levels that will attract, retain, motivate and reward a highly talented executive team within the context of responsible cost management; establish a direct link between our individual/team performance and results and our executives’ compensation; and align the interests and objectives of our executives with those of our stockholders by linking executive equity awards to stockholder value creation. The compensation philosophy for our executive officers is composed primarily of the following three main components: base salary, annual cash incentives and long-term equity incentives. In 2018, as part of our annual evaluation of executive compensation, we engaged Pearl Meyer, an independent executive compensation consultant, to provide advice and recommendations relating to our executive officer compensation arrangements. Pearl Meyer previously provided us with guidance on executive officer compensation in connection with our initial public offering. Pearl Meyer assisted the Compensation Committee in evaluating the Company’s executive officer compensation for alignment with governance and market best practices, and to provide recommendations on the appropriate compensation philosophy to guide the Compensation Committee in determining executive officer compensation.

Base salary

The base salaries for the fiscal year ended March 31, 2019, were determined for each named executive officer by the Compensation Committee, which gives consideration to each officer’s experience, expertise and performance, as well as market compensation levels for similar positions. The base salaries set forth below take into account an increase of each named executive officer’s base salary in connection with our initial public offering.

Name	Base Salary ($)
Robert Coffin, Ph.D., President, Chief Executive Officer and Director	477,991
Philip Astley-Sparke, Executive Chairman, Treasurer, Secretary and Director	382,393
Howard Kaufman, M.D., Chief Scientific Officer	406,000
Colin Love, Ph.D., Chief Operating Officer	310,641	(1)

(1)                                 Amount presented for Dr. Love is based on an assumed conversion ratio of British pounds to dollars of 1.302344, which was the exchange rate in effect as of March 31, 2019.

Annual performance-based incentive opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash incentives, which are designed to motivate our executives to achieve defined annual corporate goals and to reward our executives for their contributions towards the achievement of these goals. The annual performance-based incentive each named executive officer was eligible to receive in the fiscal year ended March 31, 2019 was generally based on the extent to which the officer achieved the corporate goals and individual objectives that our Board established at the beginning of the fiscal year and then again after our initial public offering. After the end of the fiscal year ended March 31, 2019, our Board reviewed performance against each goal and objective and determined the extent to which each goal and objective was achieved.

In our fiscal year ended March 31, 2019, Dr. Coffin and Mr. Astley-Sparke were eligible to receive a target bonus of up to 50% of their respective base salary, while each of Dr. Love, and Dr. Kaufman was eligible to receive a target bonus of up to 35% of their respective base salary. Our Board reviewed the corporate goals for the fiscal year ended March 31, 2019 and the individual objectives of each named executive officer and determined that on an overall basis, significant progress had been made towards achieving all of those goals. In recognition of these achievements and the efforts of each executive, the committee awarded each of our named executive officers eligible for performance bonuses 100% of their target bonus opportunity for the fiscal year ended March 31, 2019. For the fiscal year ended March 31, 2019, Dr. Coffin, Mr. Astley-Sparke, Dr. Kaufman and Dr. Love were paid bonuses of $238,996, $191,198, $142,100 and $108,725, respectively. The foregoing amount of the bonus paid to Dr. Love is based on an assumed conversion ratio of British pounds to dollars of 1.302344, which was the exchange rate in effect as of March 31, 2019.

Outstanding equity awards at fiscal year end

The following table provides information about outstanding equity awards held by each of our named executive officers at March 31, 2019.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert Coffin, Ph.D.	132,614	185,685	(2)	3.30	7/26/2027
	—	175,000	(3)	15.00	7/19/2028
Philip Astley-Sparke	37,300	52,221	(2)	3.30	7/26/2027
	—	140,000	(3)	15.00	7/19/2028
Howard Kaufman, M.D.	55,942	93,260	(2)	3.30	9/1/2027
	—	150,000	(3)	15.00	7/19/2028
Colin Love, Ph.D.	62,164	87,039	(2)	3.30	7/26/2027
	—	100,000	(3)	15.00	7/19/2028

(1)                                 Upon an option holder’s termination of employment on account of the option holder’s death or disability, these options expire on the first anniversary of the option holder’s termination. If an option holder’s employment terminates for any other reason, these options expire three months after the option holder’s termination.

(2)                                 25% of the shares underlying this stock option vested on July 26, 2018 and the remainder of the shares underlying this stock option vested and will continue to vest in approximately equal monthly installments thereafter until July 26, 2020.

(3)                                 25% of the shares underlying this stock option vested on July 19, 2018 and the remainder of the shares underlying this stock option vest in 24 approximately equal monthly installments thereafter.

Pension benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan during the fiscal year ended March 31, 2019, other than pursuant to the plans described under “401(k) Plan” and “U.K. Pension Contribution Plan.”

Nonqualified deferred compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified defined contribution or other nonqualified deferred compensation plan during the fiscal year ended March 31, 2019.

401(k) plan

We offer a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain statutory limits, which are updated annually. We provide matching contributions up to 50% of actual dollars contributed, not to exceed a maximum of 8% of gross salary. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their own contributions, but any contributions we make vest ratably over the first five years of service. After five years of service, contributions we make vest 100%. The 401(k) plan is intended to be qualified under Section 401(a) of the Internal Revenue Code, or the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

U.K. pension contribution plan

We provide a “stakeholder” pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.

Employment agreements

Set forth below are descriptions of the employment agreements that we have entered into with each of our named executive officers, including descriptions of our named executive officers’ base salary, target annual bonus opportunity and standard benefit plan participation.

Robert Coffin

Effective as of October 1, 2015, Replimune, Inc. entered into an employment agreement with Dr. Coffin for the position of Chief Executive Officer of Replimune. Under Dr. Coffin’s employment agreement, he is entitled to a base salary and is eligible to receive an annual target performance bonus based on a percentage of his base salary, each as determined and may be adjusted by the Compensation Committee. Dr. Coffin is eligible to participate in our employee benefit plans, practices and programs on a basis which is no less favorable than is provided to our other similarly situated executives.

Dr. Coffin’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, and subject to customary conditions, including his execution of an acceptable release, Dr. Coffin is entitled to receive 12 months of base salary and monthly cash payments equal to the costs of COBRA health continuation for the earlier of six months or until Dr. Coffin becomes eligible under another employer’s group coverage.

In addition, in the event of a change in control of our business, if, within 24 months following such change of control, Dr. Coffin is terminated without “cause” or he has terminated his employment for “good reason,” Dr. Coffin will be entitled to receive any accrued but unpaid compensation, together with a lump sum payment equal to the sum of Dr. Coffin’s then current annual base salary or, if greater, the base salary for the year immediately preceding, subject to customary conditions, including his execution of an acceptable release. If an excise tax under Section 4999 of the Code is imposed on the payments and benefits payable to Dr. Coffin in connection with a change in control, Dr. Coffin will be entitled to a tax gross-up payment for such excise taxes.

Philip Astley-Sparke

Effective as of October 1, 2015, Replimune, Inc. entered into an employment agreement with Mr. Astley-Sparke for the position of Executive Chairman of Replimune. Mr. Astley-Sparke currently spends 80% of his time working for Replimune. Under Mr. Astley-Sparke’s employment agreement, he is entitled to a base salary and is eligible to receive an annual target performance bonus based on a percentage of his base salary, each as determined and may be adjusted by the Compensation Committee. Mr. Astley-Sparke is eligible to participate in our employee benefit plans, practices and programs on a basis which is no less favorable than is provided to our other similarly situated executives.

Mr. Astley-Sparke’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, and subject to customary conditions, including his execution of an acceptable release, Mr. Astley-Sparke is entitled to receive 12 months of base salary and monthly cash payments equal to the costs of COBRA health continuation for the earlier of six months or until Mr. Astley-Sparke becomes eligible under another employer’s group coverage.

In addition, in the event of a change in control of our business, if, within 24 months following such change of control, Mr. Astley-Sparke is terminated without “cause” or he has terminated his employment for “good reason,” Mr. Astley-Sparke will be entitled to receive any accrued but unpaid compensation, together with a lump sum payment equal to the sum of Mr. Astley-Sparke’s then current annual base salary or, if greater, the base salary for the year immediately preceding, subject to customary conditions, including his execution of an acceptable release. If an excise tax under Section 4999 of the Code is imposed on the payments and benefits payable to Mr. Astley-Sparke in connection with a change in control, Mr. Astley-Sparke will be entitled to a tax gross-up payment for such excise taxes.

Howard Kaufman

Effective as of June 22, 2018, Replimune, Inc. entered into an employment agreement with Dr. Kaufman for the position of Chief Medical Officer of Replimune. Under Dr. Kaufman’s employment agreement, he is entitled to a base salary and is eligible to receive an annual target performance bonus based on a percentage of his base salary, each as determined and may be adjusted by the Compensation Committee. Dr. Kaufman is eligible to participate in our employee benefit plans, practices and programs on a basis which is no less favorable than is provided to our other similarly situated executives.

Dr. Kaufman’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, and subject to customary conditions, including his execution of an acceptable release, Dr. Kaufman is entitled to receive an amount equal to 0.75 times his annual base salary paid in installments over a 9-month period and a lump-sum cash payment equal to the COBRA premiums that he would pay if he elected continued health coverage under the Company’s health plan for the 9-month period following his termination.

In addition, in the event of a change in control of our business, if, within 12 months following such change of control, Dr. Kaufman is terminated without “cause” or he has terminated his employment for “good reason,” Dr. Kaufman will be entitled to receive any accrued but unpaid compensation, together an amount equal to his annual base salary and target bonus for the year of termination paid in monthly installments over a 12-month period and a lump-sum payment equal to the COBRA premiums he would pay if he elected continued health coverage under the Company’s health plan for the 12-month period following his termination, subject to customary conditions, including his execution of an acceptable release.

Colin Love

Effective as of September 16, 2015, Replimune Limited entered into an employment agreement with Dr. Love for the position of Chief Operating Officer of Replimune. Under Dr. Love’s employment agreement, he is entitled to a base salary and is eligible to receive an annual target performance bonus based on a percentage of his base salary, each as determined and may be adjusted by the Compensation Committee. Dr. Love is eligible to participate in our employee benefit plans, practices and programs.

Dr. Love’s employment agreement further provides that in the event he is terminated, Dr. Love may be entitled to receive payment in lieu of receiving six months’ notice of termination in an amount equal to his base salary, as at the date of termination, which he would have been entitled to receive during the six-month notice period, less income tax and National Insurance contributions, and subject to customary conditions.

Dr. Love’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, Dr. Love is entitled to be paid a sum equal to twelve months of his “fixed annual salary,” as defined in his employment agreement, less any “payment in lieu,” payable in twelve equal monthly installments following his termination.

In addition, in the event of a change in control of our business, if, within twenty-four months following such change in control, Dr. Love is terminated without “cause” or he has terminated his employment for “good reason,” Dr. Love will be entitled to receive a sum equal to twelve months of his “fixed annual salary,” less any “payment in lieu,” payable within thirty days following his termination.

Pursuant to their employment agreements, our named executive officers are subject to standard covenants of confidentiality and nondisclosure, assignment of intellectual property work product and post-termination noncompetition and non-solicitation of employees, consultants and customers.

Compensation consultant

In connection with our executive compensation review, our Compensation Committee engaged Pearl Meyer to provide our Compensation Committee guidance with respect to the development and implementation of our compensation arrangements with our executive officers and other employees.

Our Compensation Committee charter requires that its compensation consultant be independent of Replimune management. During the fiscal year ended March 31, 2019, Pearl Meyer did not provide services to us other than the services described in this Amendment. Our Compensation Committee has determined that Pearl Meyer is independent and that its work does not raise any conflict of interest.

Director compensation

We pay our non-employee directors retainers in cash. We do not pay any compensation to our President and Chief Executive Officer in connection with his service on our Board. The compensation that we pay to our President and Chief Executive Officer is discussed in the “Executive Compensation” section of this Amendment. For the fiscal year ended March 31, 2019, each non-employee director received an annual retainer fee of $35,000 paid in quarterly installments. In addition, non-employee directors received the following, as applicable:

Non-Employee Director	Annual Fee
Lead Independent Director	$17,500
Chairman of the Audit Committee	$15,000
Member of the Audit Committee (other than chairman)	$7,500
Chairman of the Compensation Committee	$10,000
Member of the Compensation Committee (other than chairman)	$5,000
Chairman of the Nominating and Corporate Governance Committee	$8,000
Member of the Nominating and Corporate Governance Committee (other than chairman)	$4,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.

In connection with our initial public offering, each member of our Board received an option to purchase up to 13,500 shares of our common stock, other than Dr. Levitsky and Mr. Weinand, who each received an option to purchase up to 27,000 shares of our common stock, in each case under our 2018 Omnibus Incentive Compensation Plan. Twenty-five percent (25%) of the shares underlying these options vested on July 19, 2019 and the remainder of the shares underlying these option vest in twenty-four (24) equal monthly installments thereafter. In addition, on April 1 of each year, each continuing non-employee director who has served on the Board is eligible to receive an option grant to purchase shares of our common stock. On April 1, 2019, each such director was granted an option to purchase up to 13,500 shares of our common stock which will vest in full upon the first anniversary of the date of grant. The exercise price for each of these option grants was equal to the fair market value of our common stock on the date of grant. Each such grant was, and each annual grant going forward will be, subject to approval by our Board at the time of grant.

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended March 31, 2019:

Name	Fees earned in cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Kapil Dhingra, M.B.B.S.	38,574	117,585	156,159
Hyam Levitsky, M.D.	27,360	235,170	262,530
Jason Rhodes	33,678	117,585	151,263
Joseph Slattery(4)	41,240	117,585	158,825
Sander Slootweg(5)	26,892	117,585	144,477
Otello Stampacchia, Ph.D.(6).	—	117,585	117,585
Dieter Weinand(5)	27,477	235,170	262,647

(1)                                 Amounts represent cash compensation earned for services rendered by each non-employee member of the Board for the fiscal year ended March 31, 2019.

(2)                                 Twenty-five percent (25%) of the shares underlying these options vested on July 19, 2019 and the remainder of the shares underlying these options vest in twenty-four (24) equal monthly installments thereafter. These options have a weighted average exercise price of $8.71 per share.

(3)                                 Amounts shown reflect the grant date fair value of options awarded during the fiscal year ended March 31, 2019 determined in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation.

(4)                                 Mr. Slattery was appointed by the Board as the Company’s lead independent director on March 13, 2019. The amount shown includes the cash retainer earned by Mr. Slattery for service as the Company’s lead independent director from such date through March 31, 2019.

(5)                                 On November 15, 2018, Mr. Weinand replaced Mr. Slootweg as a member of our audit committee. The amount shown includes the cash retainer earned by each such director for their service as a member of our audit committee for the fiscal year ended March 31, 2019.

(6)                                 Dr. Stampacchia forfeited the $27,360 cash retainer that he earned during the fiscal year ended March 31, 2019 for his service as a member of our Board and our Nominating and Corporate Governance Committee.

The following table sets forth, as of March 31, 2019, the aggregate number of exercisable and unexercisable option awards outstanding held by our non-employee directors at that time.

	Option Awards
Name	Exercisable	Unexercisable
Kapil Dhingra, M.B.B.S.	155,210	13,500
Hyam Levitsky, M.D.	—	27,000
Jason Rhodes	—	13,500
Joseph Slattery	10,565	32,775
Sander Slootweg	—	13,500
Otello Stampacchia, Ph.D.	—	13,500
Dieter Weinand	—	27,000

Compensation committee interlocks and insider participation

During the last completed fiscal year Kapil Dhingra, Joseph Slattery, and Jason Rhodes served on the Compensation Committee. None of the members of our Compensation Committee has at any time during the prior fiscal year been one of our officers or employees. None of the members of the Compensation Committee during the prior fiscal year were formerly one of our officers. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Item 12.  Security ownership of certain beneficial owners and management and related stockholder matters

Securities authorized for issuance under equity compensation plans

The following table provides information as of March 31, 2019, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price	Available for Future
	of Outstanding Options,	of Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	2,378,784	$2.76	—
2018 Plan	1,343,000	$14.92	2,306,004
ESPP	—	—	348,612
Equity compensation plans not approved by stockholders	—	—	—
Total	3,721,784	$7.14	2,654,616

Beneficial ownership of common stock

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2019 by:

•                  each of our directors and named executive officers;

•                  all of our directors and executive officers as a group; and

•                  each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days after June 30, 2019. Shares of our common stock issuable pursuant to stock options and warrants are deemed outstanding for computing the percentage of the person holding such options or warrants and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act. As of June 30, 2019, there were 31,666,182 shares of common stock outstanding. Unless otherwise indicated, the address for each beneficial owner is c/o Replimune Group, Inc., 18 Commerce Way, Woburn, MA 01801.

Beneficial Owner	Number of Shares Beneficially Owned†	Percentage of Shares Beneficially Owned (%)
Greater than 5% Stockholders:
Omega Fund IV, L.P.(1)	5,103,455	16.1%
Forbion Capital Fund III Coöperatief U.A.(2)	4,970,121	15.7%
Atlas Venture Fund X, L.P.(3)	3,822,313	12.1%
Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, LP(4)	2,838,968	9.0%
Redmile Group, LLC(5)	2,188,956	6.9%
Foresite Capital Fund III, L.P. and Foresite Capital Fund IV, L.P.(6)	2,009,312	6.3%
Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS LP(7)	1,606,817	5.1%
Directors and Named Executive Officers:
Robert Coffin(8)	2,625,277	8.2%
Philip Astley-Sparke(9)	1,526,838	4.8%
Howard Kaufman(10)	112,102	*
Colin Love(11)	1,223,811	3.9%
Jason Rhodes(12)(3)	4,457,182	14.1%
Sander Slootweg(13)(2)	4,973,917	15.7%
Otello Stampacchia(14)(1)	5,107,251	16.1%
Kapil Dhingra(15)	159,006	*
Hyam Levitsky(16)	7,593	*
Joseph Slattery(17)	24,133	*
Dieter Weinand(18)	7,593	*
All directors and executive officers as a group (13 persons)(8)(9)(10)(11)(12)(13)(14)(15)(16)(17)(18)(19)	20,713,955	63.18%

*                                         Represents beneficial ownership of less than 1%.

†                                         None of the shares are pledged as security.

(1)                                 Based solely on a Schedule 13G filed with the SEC on February 13, 2019, Omega Fund IV GP, L.P., or Omega GP, is the general partner of Omega Fund IV, L.P., or Omega Fund. Omega Fund IV GP Manager, Ltd., or Omega Ltd, is the general partner of Omega GP. Otello Stampacchia, Richard Lim, and Anne-Mari Paster are the directors of Omega Ltd. Each of Omega Fund, Omega GP, Omega Ltd, Mr. Stampacchia, Mr. Lim, and Ms. Paster may be deemed to beneficially own the shares held by Omega Fund. The address of Omega Fund and the above named individuals is c/o Omega Fund Management, LLC, 888 Boylston St., Suite 1111, Boston, MA 02199.

(2)                                 Based solely on a Schedule 13G filed with the SEC on February 14, 2019, Forbion III Management B.V. is the director of Forbion Capital Fund III Coöperatief U.A. and may be deemed to beneficially own the shares held by Forbion Capital Fund III Coöperatief U.A. The address for Forbion Capital Fund III Coöperatief U.A. and Forbion III Management B.V. is Gooimeer 2-35, 1411 DC Naarden, the Netherlands.

(3)                                 Based on a Schedule 13G filed with the SEC on February 13, 2019, a Form 4 filed with the SEC on February 14, 2019 and information provided to us by representatives of Atlas Venture Associates X, L.P., Atlas Venture Associates X, L.P. is the general partner of Atlas Venture Fund X, L.P., and Atlas Venture Associates X, LLC is the general partner of Atlas Venture Fund X, L.P. Peter Barrett, Bruce Booth, Jean-Francois Formela, Jeff Fagnan, Chris Lynch and Ryan Moore are the members of Atlas Venture Associated X, LLC and collectively make investment decisions on behalf of Atlas Venture Fund X, LLC. Each of Atlas Venture Fund X, L.P., Atlas Venture Associates X, L.P., and Atlas Venture Associates X, LLC may be deemed to beneficially own the shares held by Atlas Venture Fund X, L.P. Atlas Venture Fund X, L.P. disclaims beneficial ownership of all shares except to the extent of pecuniary interest therein. The address for Atlas Venture Fund X, is 400 Technology Square, 10th Floor, Cambridge, Massachusetts 02139.

(4)                                 Based solely on a Schedule 13G filed with the SEC on August 1, 2018, Bain Capital Life Sciences Investors, LLC, or BCI LS, is the general partners of Bain Capital Life Sciences Partners, LP, or BC LS P, which is the general partner of Bain Capital Life Sciences Fund, L.P., or BC LS. Boylston Coinvestors, LLC, or Boylston, is the general partner of BCIP Life Sciences Associates, LP, or BCIP LS. The governance, investment strategy and decision-making process with respect to investments held by BC LS and BCIP LS are directed by BCI LS, whose managers are Jeffrey Schwartz and Adam Koppel. As a result, each of BCI LS, Mr. Schwartz and Dr. Koppel may be deemed to share voting and dispositive power over the shares held by BC LS and BCIP LS. The address of BC LS and BCIP LS is 200 Clarendon Street, Boston, Massachusetts 02116.

(5)                                 Based solely on a Schedule 13G filed with the SEC on February 14, 2019, the shares are owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. Jeremy C. Green is the principal of Redmile Group, LLC. Redmile Group, LLC and Jeremy C. Green may be deemed to be the beneficial owners of such shares. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of Redmile Group, LLC and Mr. Green is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129.

(6)                                 Based on a Schedule 13G filed with the SEC on January 23, 2019 and information provided to the Company, Foresite Capital Management III, LLC, or FCM III is the general partner of Foresite Capital Fund III, L.P., or FCF III, and Foresite Capital Management IV, LLC, or FCM IV, is the general partner of Foresite Capital Fund IV, L.P., or FCF IV. The managing member of FCM III and FCM IV, James Tananbaum, may be deemed to have sole power to dispose of the shares held by each of FCF III and FCF IV. Each of FCF III, FCM III, FCF IV, and FCM IV, each of its members, and Mr. Tananbaum disclaims beneficial ownership of any of these shares except to the extent of any pecuniary interest therein, and this footnote is not an admission that FCF III, FCM III, FCF IV, or FCM IV, any of its members, or Mr. Tananbaum is the beneficial owner of these shares for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or any other purpose. The address of FCF III, FCM III, FCF IV, FCM IV, and Mr. Tananbaum is c/o Foresite Capital Management, 600 Montgomery Street, Suite 4500, San Francisco, California 94111.

(7)                                 Based solely on a Schedule 13G filed with the SEC on March 26, 2019, BVF Partners OS Ltd., or Partners OS, the general partner of Biotechnology Value Trading Fund OS LP, or Trading Fund OS, may be deemed to beneficially own the shares held by Trading Fund OS. BVF Partners L.P., or Partners, the general partner of Biotechnology Value Fund, L.P., or BVF, and Biotechnology Value Fund II, L.P., or BVF2, the investment manager of Trading Fund OS, and the sole member of Partner OS, may be deemed to beneficially own the shares held by BVF, BVF2, Trading Fund OS, and certain Partners managed accounts, or the Partners Managed Accounts. BVF Inc., the general partner of Partners, may be deemed to beneficially own the shares beneficially owned by Partners. Mark N. Lampert, the director and officer of BVF, Inc., may be deemed to beneficially own the shares beneficially owned by BVF Inc. The foregoing should not be construed in and of itself as an admission by any of the foregoing entities or individuals as to beneficial ownership of any shares owned by another beneficial owner. Partners OS disclaims beneficial ownership of the shares beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Accounts. The address for each of BVF, BVF2, Partners, BVF Inc., and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The address for each of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(8)                                 Consists of (i) 2,412,118 shares of our common stock and (ii) 213,159 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(9)                                 Consists of (i) 1,442,297 shares of our common stock and (ii) 84,541 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(10)                          Consists of 112,102 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(11)                          Consists of (i) 1,119,024 shares of our common stock and (ii) 104,787 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(12)                          Consists of (i) 3,796 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019 and (ii) 3,822,313 shares of common stock held by affiliates of Atlas Ventures. Mr. Rhodes is a partner at Atlas Ventures. Mr. Rhodes disclaims beneficial ownership of all shares held of record by affiliates of Atlas Ventures.

(13)                          Consists of (i) 3,796 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019 and (ii) 4,970,121 shares of common stock held by affiliates of Forbion Capital Partners. Mr. Slootweg is a managing partner of Forbion Capital Partners. Mr. Slootweg disclaims beneficial ownership of all shares held of record by affiliates of Forbion Capital Partners.

(14)                          Consists of (i) 3,796 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019 and (ii) 5,103,455 shares of common stock held by affiliates of Omega Fund Management. Dr. Stampacchia is a managing member of Omega Fund Management. Dr. Stampacchia disclaims beneficial ownership of all shares held of record by affiliates of Omega Fund Management.

(15)                          Consists of 159,006 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(16)                          Consists of 7,593 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(17)                          Consists of (i) 6,667 shares of our common stock and (ii) 17,466 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(18)                          Consists of 7,593 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

(19)                          Consists of (i) 18,962,955 shares of common stock and (ii) 1,119,887 shares of common stock underlying options that are exercisable within 60 days of June 30, 2019.

Item 13.  Certain relationships and related transactions, and director independence

Related party transactions policy

Our Board has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior review and ratification of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect material interest must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

During the fiscal year ended March 31, 2019, we were not a party to any transactions or series of similar transactions, in which:

•                  the amounts involved exceeded or will exceed $120,000; and

•                  any of the directors, executive officers or holders of more than 5% of our voting equity, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Amendment.

Director independence

Under the rules and regulations of the Nasdaq Stock Market, or Nasdaq, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee and compensation committee be independent and satisfy additional independence criteria set forth in Rules 10A-3 and 10C-1, respectively, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based upon information requested from and provided by our directors and nominees concerning their background, employment and affiliations, including family relationships, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that each of our directors and nominees other than Robert Coffin, Ph.D., our President and Chief Executive Officer, and Philip Astley-Sparke, our Executive Chairman, Secretary, and Treasurer, has

no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of Nasdaq and the Securities Exchange Commission, or SEC, rules and regulations. Our Board has also determined that each of the current members of our Audit Committee and our Compensation Committee satisfies the independence standards for such committee. In making such determination, our Board considered the relationships that each non-employee director has with Replimune and all other facts and circumstances deemed relevant in determining their independence.

There are no family relationships among any of our directors, nominees or executive officers.

Item 14.  Principal accountant fees and services

Policy on audit committee pre-approval of audit and permissible non-audit services of independent registered public accounting firm

The Audit Committee pre-approves all auditing services, and permitted non-audit services (including the fees and terms thereof) to be performed by PwC, subject to the de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of an audit. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee consistent with applicable law, Nasdaq listing standards and SEC rules and regulations, provided that the decisions of such Audit Committee member or members must be presented to the full Audit Committee at its next scheduled meeting.

Principal accountant fees and services

We regularly review the services and fees of our independent accountants. These services and fees are also reviewed by the Audit Committee on an annual basis. The approximate aggregate fees billed for the fiscal years ended March 31, 2018 and 2019 for each of the following categories of services are as follows:

Fee Category	2018	2019
Audit Fees	$1,086,500	$1,299,000
Audit Related Fees	—	—
Tax Fees	$29,400	$47,800
All Other Fees	$5,000	—
Total Fees	$1,120,900	$1,346,800

Audit Fees.  Consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, services in connection with our initial public offering that was completed in July 2018, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees.  Consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.”

Tax Fees.  Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.

All Other Fees.  Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those fees disclosed above.

The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

PART IV

Item 15.  Exhibits and financial statement schedules

(a)                                 1.                                      Consolidated Financial Statements.

Incorporated by reference to Item 8 of the Original Form 10-K.

2.                                      Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3.                                      List of Exhibits.

The exhibits required to be filed as part of this Amendment are listed in the exhibit index below.

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Amendment. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit index below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in footnotes to this exhibit index.

Exhibit index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc.	8-K	July 24, 2018	3.1
3.2	Amended and Restated By-laws of Replimune Group, Inc.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3	Description of Capital Stock.	10-K	June 28, 2019	4.3
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3†	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	July 10, 2018	10.3
10.4†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.5†	Employment Agreement, effective as of October 1, 2015, by and between Robert Coffin and Replimune, Inc.	S-1	June 22, 2018	10.5
10.6†	Employment Agreement, effective as of October 1, 2015, by and between Philip Astley-Sparke and Replimune, Inc.	S-1	June 22, 2018	10.6
10.7†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.8†	Employment Agreement, dated as of June 22, 2018, by and between Howard Kaufman and Replimune, Inc.	S-1/A	July 10, 2018	10.8
10.9†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.10†	Employment Agreement, dated as of May 8, 2019, by and between Stephen Gorgol and Replimune, Inc.	10-K	June 28, 2019	10.10
10.11	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.12	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.13‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12
10.14‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.15	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.16	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
21.1	Subsidiaries of the Registrant.	S-1/A	June 26, 2018	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	June 28, 2019	23.1
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	10-K	June 28, 2019	31.1
31.2	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	10-K	June 28, 2019	31.2
31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.4*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	10-K	June 28, 2019	32.1

32.2**	Certification of the Chief Accounting Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	10-K	June 28, 2019	32.2
101.INS	XBRL Instance Document.	10-K	June 28, 2019	101
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	June 28, 2019	101
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	June 28, 2019	101
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	June 28, 2019	101
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	June 28, 2019	101
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	June 28, 2019	101

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

REPLIMUNE GROUP, INC.

Date: July 26, 2019	By:	/s/ ROBERT COFFIN
Robert Coffin, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT COFFIN	President, Chief Executive Officer and Director (Principal Executive Officer)	July 26, 2019
Robert Coffin, Ph.D.

/s/ PHILIP ASTLEY-SPARKE	Executive Chairman, Treasurer, Secretary and Director	July 26, 2019
Philip Astley-Sparke

/s/ STEPHEN GORGOL	Chief Accounting Officer (Principal Financial and Accounting Officer)	July 26, 2019
Stephen Gorgol

/s/ KAPIL DHINGRA	Director	July 26, 2019
Kapil Dhingra

/s/ HYAM LEVITSKY	Director	July 26, 2019
Hyam Levitsky

/s/ JASON RHODES	Director	July 26, 2019
Jason Rhodes

/s/ JOSEPH SLATTERY	Director	July 26, 2019
Joseph Slattery

/s/ OTELLO STAMPACCHIA	Director	July 26, 2019
Otello Stampacchia

/s/ SANDER SLOOTWEG	Director	July 26, 2019
Sander Slootweg

/s/ DIETER WEINAND	Director	July 26, 2019
Dieter Weinand