Form 10-Q
period 2019-06-30
Replimune Group, Inc.
filed 2019-08-14
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 14, 2019 was 31,666,182.

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	March 31,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$38,364	$25,704
Short-term investments	82,435	109,107
Research and development incentives receivable	2,410	2,474
Prepaid expenses and other current assets	4,529	3,696
Total current assets	127,738	140,981
Property, plant and equipment, net	963	12,159
Research and development incentives receivable - long term	613	—
Restricted cash	1,636	1,186
Long term prepaid rent	11,901	—
Right-to-use asset	690	—
Total assets	$143,541	$154,326

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,830	$7,084
Accrued expenses and other current liabilities	1,829	2,801
Lease liabilities, current	394	—
Total current liabilities	13,053	9,885
Deferred rent, net of current portion	—	24
Financing obligation	—	6,561
Lease liabilities, non-current	336	—
Total liabilities	13,389	16,470
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2019 and March 31, 2019; 31,663,701 and 31,656,950 shares issued and outstanding as of June 30, 2019 and March 31, 2019	32	32
Additional paid-in capital	200,473	198,645
Accumulated deficit	(69,181)	(59,766)
Accumulated other comprehensive loss	(1,172)	(1,055)
Total stockholders’ equity	130,152	137,856
Total liabilities and stockholders’ equity	$143,541	$154,326

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018

Operating expenses:
Research and development	$7,457	$3,936
General and administrative	3,450	1,943
Total operating expenses	10,907	5,879
Loss from operations	(10,907)	(5,879)
Other income (expense):
Research and development incentives	621	438
Investment income	687	227
Change in fair value of warrant liability	—	(5,450)
Other income	91	620
Total other income (expense), net	1,399	(4,165)
Net loss attributable to common stockholders	$(9,508)	$(10,044)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(2.02)
Weighted average common shares outstanding, basic and diluted	31,661,430	4,981,227

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018

Net loss	$(9,508)	$(10,044)
Other comprehensive income (loss):
Foreign currency translation loss	(182)	(847)
Net unrealized gain on short-term investments, net of tax	65	35
Comprehensive loss	$(9,625)	$(10,856)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
	Convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balances as of March 31, 2019	—	—	31,656,950	32	198,645	(59,766)	(1,055)	137,856
Foreign currency translation adjustment	—	—	—	—	—	—	(182)	(182)
Unrealized gain on short-term investments	—	—	—	—	—	—	65	65
Exercise of stock options	—	—	6,751	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	1,810	—	—	1,810
Impact of adoption of ASC 842	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	(9,508)	—	(9,508)
Balances as of June 30, 2019	—	$—	31,663,701	$32	$200,473	$(69,181)	$(1,172)	$130,152

Balances as of March 31, 2018	1,925,968	$86,361	5,007,485	$5	$1,097	$(28,932)	$(238)	$(28,068)
Foreign currency translation adjustment	—	—	—	—	—	—	(847)	(847)
Unrealized gain on short-term investments	—	—	—	—	—	—	35	35
Stock-based compensation expense	—	—	—	—	225	—	—	225
Net loss	—	—	—	—	—	(10,044)	—	(10,044)
Balances as of June 30, 2018	1,925,968	$86,361	5,007,485	$5	$1,322	$(38,976)	$(1,050)	$(38,699)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(9,508)	$(10,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,810	225
Depreciation and amortization	42	33
Change in fair value of warrant liability	—	5,450
Net amortization of premiums and discounts on short-term investments	(436)	(121)
Changes in operating assets and liabilities:
Research and development incentives receivable	(621)	(438)
Prepaid expenses and other current assets	(847)	(220)
Operating lease, right-of-use-asset	85	—
Long term prepaid rent	(6,895)	—
Accounts payable	3,764	(259)
Accrued expenses and other current liabilities	(885)	(1,479)
Operating lease liabilities	(91)	—
Deferred rent	—	(6)
Net cash used in operating activities	(13,582)	(6,859)
Cash flows from investing activities:
Purchases of property, plant and equipment	(362)	(116)
Purchase of short-term investments	(18,486)	(10,744)
Proceed from sales and maturities of short-term investments	45,659	15,750
Net cash provided by investing activities	26,811	4,890
Cash flows from financing activities:
Payment of issuance costs	—	(195)
Exercise of stock options	18	—
Net cash provided by (used in) financing activities	18	(195)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	(731)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,110	(2,895)
Cash, cash equivalents and restricted cash at beginning of period	26,890	17,661
Cash, cash equivalents and restricted cash at end of period	$40,000	$14,766
Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain on short-term investments	$65	$—
Deferred offering costs included in accounts payable	$—	$1,149
Purchases of property and equipment included in accounts payable	$—	$21
Lease assets obtained in exchange for new operating lease liabilities	$789	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.                           Nature of the business

Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development of oncolytic immunotherapies to treat cancer.

Replimune Limited (“Replimune UK”) was incorporated in 2015 under the laws of England, and was the sole shareholder of Replimune, Inc. (“Replimune US”), a Delaware corporation. On July 5, 2017, Replimune Group, Inc., a Delaware corporation, was incorporated and on July 10, 2017 the shareholders of Replimune UK effected a share-for-share exchange pursuant to which they exchanged their outstanding shares in Replimune UK for shares in Replimune Group, Inc., on a one-for-one basis. In addition, the holders of warrants and stock options to purchase Replimune UK capital stock canceled their warrants to purchase shares of series seed convertible preferred stock and stock options in Replimune UK and were issued replacement warrants to purchase shares of series seed convertible preferred stock and stock options to acquire Replimune Group, Inc. capital stock on a one-for-one basis. These transactions are collectively referred to as the reorganization. Upon completion of the reorganization, the historical consolidated financial statements of Replimune UK became the historical consolidated financial statements of Replimune Group, Inc. because the reorganization was accounted for similar to a reorganization of entities under common control due to the high degree of common ownership of Replimune UK and Replimune Group, Inc. and lack of economic substance to the transaction. The Company concluded that the reorganization resulted in no change in the material rights and preferences of each respective class of equity interests and no change in the fair value of each respective class of equity interests before and after the reorganization. On December 8, 2017, Replimune UK transferred all outstanding shares of its wholly owned subsidiary, Replimune US to Replimune Group, Inc. Replimune Group. Inc., a Delaware corporation, is the sole shareholder of Replimune UK, Replimune US and Replimune Securities Corporation, a Massachusetts corporation that was incorporated in November 2017.

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

Forward stock split

On July 9, 2018, the Company effected a 1-for-9.94688 forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Convertible Preferred Stock (see Note 7).  Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this forward stock split and adjustment of the convertible preferred stock conversion ratios. Further, on July 9, 2018, the Company’s authorized shares of common stock were increased to 27,314,288.  Accordingly, the authorized shares of common stock presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the newly authorized shares of common stock.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $9,508 and $10,044 for the three months ended June 30, 2019 and 2018, respectively. In addition, as of June 30, 2019, the Company had an accumulated deficit of $69,181. The Company expects to continue to generate operating losses for the foreseeable future. As of August 14, 2019, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2019, the consolidated statements of operations, of comprehensive loss and of cash flows for the three months ended June 30, 2019 and 2018 and the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as of June 30, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the three months ended June 30, 2019 and 2018. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2019 and 2018 are unaudited. The results for the three months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending March 31, 2020, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

During the three months ended June 30, 2019, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, except as described below.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued (“ASU 2018-07”), Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-17 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-17 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2018-17 on April 1, 2019.  The adoption of ASU 2018-17 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II.

Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2017-11 on April 1, 2019.  The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016-02, Leases (“ASU 2016-02”), as amended, on April 1, 2019, which supersedes the current leasing guidance and upon adoption, requires lessees to recognize right-to-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Upon the adoption of the guidance, operating leases are capitalized on the balance sheet at the present value of lease payments. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 was calculated using the applicable incremental borrowing rate at the date of adoption.

The Company adopted ASU 2016-02, including several practical expedients on April 1, 2019. The Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also made an accounting policy election to utilize the short-term lease exemption, whereby leases with a term of 12 months or less will not follow the recognition and measurement requirements of the new standard. Upon adoption, the Company recognized total right-of-use assets of $789, with corresponding liabilities of $837 on the consolidated balance sheets.  Additionally, the Company derecognized $11,514 of construction in progress assets and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet (see Note 11).

The following table summarizes the financial impact on the Company’s condensed consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on April 1, 2019:

	March 31, 2019	Adjustments	April 1, 2019
Property, plant, and equipment, net	$12,159	$(11,514)	$645
Right-to-use asset	$—	$789	$789
Long term prepaid rent	$—	$5,006	$5,006
Lease liabilities, current	$—	$388	$388
Lease liabilities, non-current	$—	$449	$449
Accrued expenses and other current liabilities	$2,801	$(24)	$2,777
Deferred rent, net of current portion	$24	$(24)	$—
Financing obligation	$6,561	$(6,561)	$—
Accumulated deficit	$(59,766)	$93	$(59,673)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

3.                           Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$447	$—	$447
Commercial paper	—	36,927	—	36,927
US Government Agency bonds	—	12,970	—	12,970
US Treasury bonds	—	28,188	—	28,188
Corporate debt securities	—	4,350	—	4,350
	$—	$82,882	$—	$82,882

	Fair Value Measurements as of
	March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$2,676	$—	$2,676
Commercial paper	—	46,687	—	46,687
US Government Agency bonds	—	20,884	—	20,884
US Treasury bonds	—	41,057	—	41,057
Corporate debt securities	—	8,467	—	8,467
	$—	$119,771	$—	$119,771

During the three months ended June 30, 2019 and 2018, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper, US Treasury bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Valuation of Warrant Liability

The warrant liability is related to the warrants to purchase shares of series seed convertible preferred stock (see Note 7). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the IPO in July 2018, the warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity (deficit).

The Company used the Black-Scholes option-pricing model, which incorporated assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (i) the expected term of the warrants, (ii) the risk-free interest rate, (iii) the expected dividend yield, (iv) expected volatility of the price of the underlying series seed convertible preferred stock and (v) the fair value of the series seed convertible preferred stock on the valuation date. The Company estimated the fair value per share of the underlying series seed convertible preferred stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. Prior to July 2018, the Company was a private company and accordingly, lacked company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

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

The following assumptions were used to measure the fair market value of the warrant liability as of June 30, 2018:

Three Months
Ended
June 30,
2018
Risk-free interest rate	2.68%
Expected dividend yield	0%
Expected term (in years)	7.3
Expected volatility	64.4%
Fair value of series seed preferred stock	$15.00

The following table presents a roll forward of the warrant liability:

Warrant
Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,450
Balance at June 30, 2018	$7,092

4.                           Short-term investments

Short-term investments by investment type consisted of the following:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$36,890	$37	$—	$36,927
US Government agency bonds	12,963	7	—	12,970
US Treasury bonds	28,155	33	—	28,188
Corporate debt securities	4,347	3	—	4,350
	$82,355	$80	$—	$82,435

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$46,687	$2	$(2)	$46,687
US Government agency bonds	15,889	4	—	15,893
US Treasury bonds	38,047	13	—	38,060
Corporate debt securities	8,469	—	(2)	8,467
	$109,092	$19	$(4)	$109,107

5.                 Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	June 30,	March 31,
	2019	2019
Leasehold improvements	$154	$154
Construction in progress	443	124
Build-to-suit lease asset	—	11,514
Office equipment	49	49
Computer equipment	144	138
Plant and laboratory equipment	619	584
	1,409	12,563
Less: Accumulated depreciation and amortization	(446)	(404)
	$963	$12,159

Depreciation and amortization expense was $42 and $33 for the three months ended June 30, 2019 and 2018, respectively.

Build-to-suit lease asset, as of March 31, 2019, included $11,514 capitalized in connection with the Company’s build-to-suit lease accounting. Upon transition to ASC 842, the Company determined that it did not control the build-to-suit lease asset and the arrangement has been accounted for under ASC 842 guidance. Upon the adoption of ASC 842, the Company  derecognized $11,514 of construction in progress and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet (see Note 11).

6.              Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	March 31,
	2019	2019
Accrued research and development costs	$777	$530
Accrued compensation and benefits costs	660	1,510
Accrued professional fees	260	464
Deferred rent	—	24
Other	132	273
	$1,829	$2,801

7.                         Stockholders’ Equity

Common Stock

As of June 30, 2019 and March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.

As of June 30, 2019 and March 31, 2019, the Company had reserved 8,449,932 and 6,873,744 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 8) and the exercise of the outstanding warrants to purchase shares of common, respectively.

Undesignated Preferred Stock

As of June 30, 2019 and March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2019 or March 31, 2019.

Convertible Preferred Stock

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.” In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of June 30, 2019.

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

The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. The Company recognized a loss of $0 and $5,450 in change in fair value of warrant liability within total other income (expense), net in the consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively, related to the change in fair value of the warrant liability.

Upon the closing of the Company’s IPO in July 2018, all outstanding convertible preferred stock was converted into common stock and the series seed preferred stock warrants became exercisable for common stock instead of series seed preferred stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity.

8.                        Stock-Based Compensation

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 as of June 30, 2019, of which 0 remained available for future grants as of June 30, 2019. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares, which is equal to the sum of (i) 3,486,118 shares of the Company’s common stock, plus (ii) the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan that remain available as of the effective date of the 2018 Plan (not to exceed 131,850 shares of the Company’s common stock). If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2019, the board of directors of the Company approved an increase of 1,266,370 shares reserved for the 2018 Plan.  As of June 30, 2019, 2,442,339 shares remained available for future grants under the 2018 Plan.

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

Employee Stock Purchase Plan

On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance, on April 1, 2019, the board of directors of the Company approved an increase of 316,569 shares reserved for the ESPP.  If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company- specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

Three Months Ended
June 30,
2019
Risk-free interest rate	2.34%
Expected term (in years)	6.0
Expected volatility	71%
Expected dividend yield	0%

The Company did not grant any stock options during the three months ended June 30, 2018.

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2019	3,721,784	$7.14	8.61	$30,150
Granted	1,130,035	15.42	9.77
Exercised	(6,751)	2.64
Outstanding as of June 30, 2019	4,845,068	9.08	8.58	$28,488
Options exercisable as of March 31, 2019	1,278,330	$2.51	7.75	$16,249
Options exercisable as of June 30, 2019	1,417,945	2.54	7.53	$17,895

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total fair value of options vested during the three months ended June 30, 2019 and 2018 was $211 and $45, respectively.

As of June 30, 2019, there were no outstanding unvested service-based stock options held by non-employees.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended
	June 30,
	2019	2018
Research and development	$841	$126
General and administrative	969	99
	$1,810	$225

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $21,265, which is expected to be recognized over a weighted average period of 2.42 years.

9.             Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2019	2018

Numerator:
Net loss attributable to common stockholders	$(9,508)	$(10,044)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,661,430	4,981,227
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(2.02)

The Company’s potentially dilutive securities, which include stock options, convertible preferred stock and warrants to purchase shares of series seed preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Common A stock has been excluded from the computation of diluted net loss per share because the shares have nominal economic participation rights. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2019	2018

Options to purchase common stock	4,845,068	2,502,530
Convertible preferred stock (as converted to common stock)	—	19,157,360
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	5,342,412	22,157,234

10.       Significant agreements

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

As of June 30, 2019, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

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

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs.  During the three months ended June 30, 2019 or 2018, the Company did not make any payments under the terms of the agreement to Regeneron.  During the three months ended June 30, 2019 and 2018, the Company received payments under the terms of the agreement to Regeneron of $337 and $0, respectively.  As of June 30, 2019 and March 31, 2019, the Company recorded $912 and $337 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively, with an offset to research and development expenses on the consolidated statement of operations.

11.       Commitments and contingencies

Operating Leases

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

In June 2018, the Company entered into an agreement to lease approximately 63,000 square feet of office, manufacturing and laboratory space within a previously occupied building with approximately 106,000 square feet of rentable space in Framingham, Massachusetts. Pursuant to the lease agreement, the lease term commenced in December 2018, subject to the landlord completing certain agreed upon landlord improvements. The rent commencement date and lease commencement date is estimated to be eight months after the commencement of the lease term. The initial lease term is ten years from the rent commencement date and includes two optional five year extensions. Annual lease payments during the first year are $2,373 with increases of 3.0% each year.

Upon transition to ASC 842, the Company determined that it did not control the build-to-suit lease asset and the arrangement has been accounted for under ASC 842 guidance.  Upon the adoption of ASC 842, the Company derecognized $11,514 of construction in progress and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet as landlord owned tenant improvements were determined to be lease payments and included as prepaid rent on the balance sheet.

In June 2019, the Company entered into an agreement to lease approximately 18,700 square feet of office space in Woburn, Massachusetts. Pursuant to the lease agreement, the lease term is estimated to commence in August 2019. The rent commencement date is to be one month after the commencement of the lease term. The initial lease term is ten years from the rent commencement date and includes an optional five year extension. Annual lease payments during the first year are $488 with increases of approximately 1.6% each year.

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Three Months Ended June 30, 2019
Lease cost	$114
Total lease cost	$114

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of June 30, 2019:

Maturity lease liabilities	June 30, 2019
2020 (remaining nine months)	$353
2021	471
Total lease payments	824
Less: interest	(94)
Total lease liabilities	$730

The following disclosure is provided for periods prior to adoption of ASU 2016-02. Future annual minimum lease payment commitments as of March 31, 2019 were as follows, which included payments for the lease agreement in Framingham, Massachusetts which has not commenced under ASC 842, and therefore has not been recorded on the Company’s condensed consolidated balance sheet as of June 30, 2019:

Future annual minimum lease payment commitments:
2020	$2,062
2021	2,901
2022	2,493
2023	2,568
2024	2,645
2025	2,725
Thereafter	12,770
$28,164

The following table provides lease disclosure as of and for the three months ended June 30, 2019:

Leases	June 30, 2019
Right-to-use asset	$690

Long-term prepaid rent	$11,901

Lease liabilities, current	$394
Lease liabilities, non-current	336
Total lease liabilities	$730

Other information
Cash paid for amounts included in the measurement of lease liabilities	$119
Right-to-use asset obtained in exchange for new operating lease liabilities	$789
Variable lease costs	$—
Short term lease costs	$—
Weighted-average remaining lease term - leases	1.8 years
Weighted-average discount rate - leases	15%

The variable lease costs and short term lease costs were insignificant for the three months ended June 30, 2019.

Rent expense was $114 and $110 for the three months ended June 30, 2019 and 2018, respectively.

The Company has not entered into any material financing leases as of June 30, 2019.

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2019 and March 31, 2019, the Company had committed to minimum payments under these arrangements totaling $3,784 and $4,694 through March 31, 2020, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 or March 31, 2019.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

12.                 Geographic Information

The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire).

Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	June 30, 2019	March 31, 2019
United States	$452	$11,648
United Kingdom	511	511
	$963	$12,159

13.                 Subsequent Events

ATM Program

On August 8, 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.

Any Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended or in negotiated transactions, if authorized by the Company and (ii) pursuant to, and only upon the effectiveness of, a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 8, 2019 for an offering of up to $250,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.

Subject to the terms of the Sales Agreement, the Agent will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sale of the Shares, if any.

Term Loan Facility

On August 7, 2019, (the “Closing Date”) the Company and certain of its affiliates entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30,000 (the “Term Loan Facility”), subject to certain terms and conditions. The Company borrowed $10,000 under the Loan Agreement in one advance as a single tranche Term Loan on the Closing Date upon which the Company will pay a $225 facility charge.

Advances under the Term Loan Facility bear interest at a rate per annum equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, and (ii) 8.75%. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the Loan Agreement is four years, ending August 1, 2023.

Interest is payable on a monthly basis until March 1, 2022 (the “Amortization Date”). After the Amortization Date, payments shall consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full.

At any time the Company may prepay the principal of any advance pursuant to the terms of the Term Loan Facility subject to a prepayment charge equal to: 3.0%, if such advance is prepaid within the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months but prior to twenty four months following the Closing Date, and 1.0%, if such advance is prepaid anytime thereafter. The Company will also pay a charge of equal to the product of 4.95% and the aggregate amount of any advance made pursuant to the terms of the Term Loan Facility.

The Term Loan Facility is secured by substantially all of the Company’s assets, but excluding its intellectual property, and subject to certain exceptions and exclusions.

The Loan Agreement contains customary covenants for transactions of this type and other covenants agreed to by the parties, including, among others, (i) the provision of delivery of annual and quarterly financial statements and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales. The Loan Agreement also provides for customary events of default, including, among others, events of default relating to failure to make payment, bankruptcy, breach of covenants, breaches of representations and warranties, change of control, judgment and material adverse effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2019, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II, Item 1A “Risk factors” and our other filings with the SEC.

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

Oncolytic immunotherapy is an emerging class of cancer treatment that exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Such oncolytic, or “cancer killing,” viruses have the potential to generate an immune response targeted to an individual patient’s particular set of tumor antigens, including neo-antigens that are uniquely present in tumors. Our product candidates incorporate multiple mechanisms of action into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been “armed” with a fusogenic protein intended to substantially increase anti-tumor activity. Our platform enables us to incorporate various genes whose expression is intended to augment the inherent properties of HSV-1 to both directly destroy tumor cells and induce an anti-tumor immune response. We believe our lead product candidate, RP1, will be effective at killing tumors and inducing immunogenic, or immune-stimulating, tumor cell death and that it will be highly synergistic with immune checkpoint blockade therapies.

We are conducting a Phase 1/2 clinical trial with RP1 in approximately 150 patients. We have completed enrollment of the Phase 1 dose escalation part of this clinical trial in which we are assessing the safety and tolerability of RP1 administered alone in 22 patients with mixed advanced solid tumor types, and following the review of the data by the Safety Review Committee, or SRC, have determined the dose regimen to be administered in the Phase 2 part of this clinical trial. We are completing the Phase 1 expansion cohort of approximately 12 patients in which we are assessing the safety and tolerability of RP1 administered in combination with an anti-PD1 therapy at the determined Phase 2 dose level.

The Phase 2 part of this clinical trial is designed to assess the safety and efficacy of RP1 in combination with an anti-PD1 therapy in four cohorts of approximately 30 patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR. Following SRC review of the Phase 1 data to date, including data from the expansion cohort receiving RP1 with anti-PD1 therapy, we have opened enrollment in the United States and the United Kingdom of the melanoma, non-melanoma skin cancer and bladder cancer Phase 2 cohorts, and will open enrollment of the MSI-H-dMMR Phase 2 cohort in September 2019, pending evaluation of a final MSI-H/dMMR patient in the Phase 1 expansion cohort. In the Phase 2 part of the clinical trial, we are also evaluating efficacy under the clinical trial protocol, primarily on the basis of the proportion of patients who have a response within each tumor type cohort. Responses are either defined as a partial response (a 30% or greater reduction in tumor size) or a complete response (a complete eradication of the disease). We then intend to analyze each cohort’s data to determine the indications that merit progressing into further clinical development.

This Phase 1/2 clinical trial is being conducted as a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in this clinical trial. BMS has no further development-related obligations under this collaboration.

We have also entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, under which we intend to conduct clinical development of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron. For each clinical trial conducted under this collaboration, Regeneron will fund one-half of the clinical trial costs, supply cemiplimab at no cost, and grant us a non-exclusive, royalty-free license to cemiplimab for use in the applicable clinical trial. The first planned clinical trial under this collaboration is a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with cutaneous squamous cell carcinoma. Initial study site activation is currently underway in the United States and Australia, with study initiation expected in August 2019. If compelling clinical data are generated demonstrating the benefits of the combined treatment, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval.

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

We intend to initiate a Phase 1 clinical trial with RP2 alone and in combination with nivolumab in the third quarter of 2019, pending our response to questions from the U.S. Food and Drug Administration, or FDA, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom regarding certain Chemistry, Manufacturing, and Controls aspects of the clinical trial. The Phase 1 clinical trial of RP2 will also be conducted as a collaboration with BMS, under which it has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. BMS has no further development-related obligations under this collaboration.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $9.5 million and $10.0 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $69.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with continuing to operate as a public company. We expect that our expenses and capital requirements will increase substantially if and as we:

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

•                  hire and retain additional clinical, quality control, scientific and finance personnel; and

•                  add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and as we continue to operate as a public company.

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

As of June 30, 2019, we had cash and cash equivalents and short-term investments of $120.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of RP1 and our other product candidates, and include:

•                  expenses incurred under agreements with third parties, including CROs that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs that manufacture our product candidates for use in our preclinical and clinical trials;

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

These costs will be partially offset by our agreement with Regeneron.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses.

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in thousands)
RP1	$3,061	$1,708
Unallocated research and development expenses	4,396	2,228
Total research and development expenses	$7,457	$3,936

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to incur increased expenses associated with continuing to operate as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Change in fair value of warrant liability

In connection with the issuance of the series seed preferred stock, we issued to the series seed preferred stockholders warrants to purchase shares of series seed preferred stock. Prior to the completion of our IPO, we classified the warrants as a liability on our condensed consolidated balance sheets. We remeasured the warrant liability to fair value at each reporting date and recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our condensed consolidated statements of operations.

Effective upon the completion of our IPO, the warrants to purchase shares of series seed preferred stock became exercisable for shares of common stock instead of shares of preferred stock, and the warrant liability was reclassified to additional paid-in capital. As a result, effective upon the completion of our IPO, we no longer recognize changes in the fair value of the warrant liability as other income (expense), net in our condensed consolidated statements of operations.

Investment income

Investment income consists of income earned on our cash and cash equivalents and short-term investments.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

Since our inception and through June 30, 2019, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

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

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$7,457	$3,936	$3,521
General and administrative	3,450	1,943	1,507
Total operating expenses	10,907	5,879	5,028
Loss from operations	(10,907)	(5,879)	(5,028)
Other income (expense):
Research and development incentives	621	438	183
Investment income	687	227	460
Change in fair value of warrant liability	—	(5,450)	5,450
Other income	91	620	(529)
Total other income (expense), net	1,399	(4,165)	5,564
Net loss	$(9,508)	$(10,044)	$536

Research and development expenses

	Three Months Ended
	June 30,
	2019	2018	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$3,061	$1,708	$1,353
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,086	1,402	1,684
Other	1,310	826	484
Total research and development expenses	$7,457	$3,936	$3,521

Research and development expenses for the three months ended June 30, 2019 were $7.5 million, compared to $3.9 million for the three months ended June 30, 2018. The increase of $3.5 million was due primarily to an increase of approximately $1.4 million in direct research costs associated with RP1 and an approximately $2.1 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended June 30, 2019 associated with our ongoing Phase 1/2 clinical trial, which commenced in the United Kingdom in October 2017.

The increase in unallocated research and development expenses reflected an increase of $1.7 million in personnel-related costs, including stock-based compensation, and an increase of $0.5 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for three months ended June 30, 2019 and 2018 included stock-based compensation expense of $0.8 million and $0.1 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $3.5 million for the three months ended June 30, 2019, compared to $1.9 million for the three months ended June 30, 2018. The increase of $1.5 million primarily reflected increases of $1.4 million in personnel related costs, $0.3 million in facility costs and $0.1 million in other costs, partially offset by a decrease of $0.3 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.

Other income (expense), net

Other income, net was $1.4 million for the three months ended June 30, 2019, compared to other expense, net of ($4.2) million for the three months ended June 30, 2018. The increase in other income, net of $5.6 million was primarily attributable to a $5.4 million charge related to the change in the fair value of the warrant liability in 2018 that did not recur in 2019, a $0.2 million increase in research and development incentives and a $0.5 million increase in investment income due to the reinvestment of our IPO proceeds received in July 2018, partially offset by a $0.5 million decrease in other income due primarily to changes in foreign currency exchange rates of Great British Pounds to United States Dollars.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale equity securities. Through June 30, 2019, we had received gross proceeds of approximately $198.0 million from our sales of common stock and preferred stock. As of June 30, 2019, we had cash and cash equivalents and short-term investments of $120.8 million.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in thousands)
Net cash used in operating activities	$(13,582)	$(6,859)
Net cash provided by investing activities	26,811	4,890
Net cash provided by (used in) financing activities	18	(195)
Effect of exchange rate changes on cash and cash equivalents	(137)	(731)
Net increase (decrease) in cash and cash equivalents	$13,110	$(2,895)

Operating activities

During the three months ended June 30, 2019, net cash used in operating activities was $13.6 million, primarily resulting from our net loss of $9.5 million and net cash used by changes in our operating assets and liabilities of $5.5 million, partially offset by net non-cash charges of $1.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended June 30, 2019 consisted primarily of a $6.9 million increase in long term prepaid rent, a $0.9 million decrease in accrued expenses and other current liabilities, a $0.8 million increase in prepaid expenses and other current assets, a $0.6 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and $0.1 million decrease in lease liabilities, partially offset by a $3.8 million increase  in accounts payable and $0.1 million decrease in right-to-use asset.

During the three months ended June 30, 2018, net cash used in operating activities was $6.9 million, primarily resulting from our net loss of $10.0 million, net cash used in changes in our operating assets and liabilities of $2.4 million, partially offset by net non-cash charges of $5.6 million. Net cash used in changes in our operating assets and liabilities for the three months ended June 30, 2018 consisted primarily of a $1.5 million decrease in accrued expenses and other current liabilities, a $0.3 million decrease in accounts payable, a $0.4 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.2 million increase in prepaid expenses and other current assets due to CRO deposits related to the ongoing Phase 1/2 clinical trial for RP1.

Investing activities

During the three months ended June 30, 2019, net cash provided by investing activities was $26.8 million, consisting of $45.7 million in proceeds from sales and maturities of short-term investments, partially offset by $18.5 million in purchases of available for sale securities and $0.4 million in purchases of property, plant and equipment.

During the three months ended June 30, 2018, net cash provided by investing activities was $4.9 million, consisting of $15.8 million in proceeds from sales and maturities of short-term investments, partially offset by $10.7 million in purchases of available for sale securities and $0.1 million in purchases of property, plant and equipment.

We expect that purchases of property, plant and equipment will increase over the next several years resulting from our intended establishment of our own in-house manufacturing facility.

Financing activities

During the three months ended June 30, 2019, net cash provided by financing activities consists of an immaterial amount of proceeds from the exercise of stock options.

During the three months ended June 30, 2018, net cash used by financing activities was $0.2 million, consisting of payments of issuance costs.

Funding requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company following the completion of this offering. We expect that our expenses will increase substantially if and as we:

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

•                  acquire or in-license other drugs and technologies; and

•                  add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and as we continue  to operate as a public company.

As of June 30, 2019, we had cash and cash equivalents and short-term investments of $120.8 million. We believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, we are in the process of establishing an in-house manufacturing facility to manufacture RP1 and our other product candidates. We expect that such a facility would require total capital expenditures of approximately $22.5 million to construct, net of approximately $8.9 million in tenant improvement costs.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest.

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

Contractual obligations and commitments

During the three months ended June 30, 2019, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019.

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019, the following involve the most judgment and complexity:

•                  accrued research and development expenses and

•                  stock-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019.

Item 3.  Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

As of June 30, 2019, we had cash and cash equivalents and short-term investments of $120.8 million, which consisted of cash equivalents, commercial paper and commercial debt securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British Pound. We are exposed to foreign exchange rate risk. During the three months ended June 30, 2019 and 2018, we recognized foreign currency transaction gains (losses) of $0.1 million, and $0.6 million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Emerging growth company status

As an “emerging growth company,” the JOBS Act permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Item 4.                Controls and Procedures

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

During the audit of our consolidated financial statements as of and for the years ended March 31, 2019 and 2018, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses that we identified were as follows:

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

PART II — OTHER INFORMATION

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

Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab, and we expect to initiate a Phase 2 clinical trial of RP1 in combination with cemiplimab in CSCC in August 2019. While our other product candidates, RP2 and RP3, are in preclinical development, subject to regulatory clearance, we expect RP2 to begin a Phase 1/2 clinical trial in the third quarter of 2019 and expect RP3 to enter clinical development in 2020. Our product candidates will require preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of laterstage clinical trials. Our product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect in humans, and may not ultimately prove to be safe and effective.

Preliminary and final results from preclinical studies and early stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longerterm studies. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of a clinical trial, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage.

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

•                  the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to followup at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

•                  our thirdparty contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

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

We anticipate that our product candidates will be used in combination with thirdparty drugs, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Our product candidates are intended to be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into an agreement with BMS for the supply of nivolumab, its antiPD1 therapy, for use in connection with our current Phase 1/2 clinical trial with RP1. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its antiPD1 therapy, for clinical trials conducted under the Regeneron agreement. We are currently initiating the first planned clinical trial under the agreement, a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. We may enter into additional agreements for the supply of antiPD1 products for use in connection with the development of one or more of our product candidates.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are developing RP1 and our other product candidates for use in combination with antiPD1 or antiPDL1 therapies and may develop RP1 or our other product candidates for use with other therapies. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

In the event that BMS, Regeneron or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing an antiPD1 therapy. Additionally, should the supply of products from BMS, Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source a supply of an alternative antiPD1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

•                  not be approved with label statements necessary or desirable for successful commercialization; or

•                  contain requirements for costly postmarket testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

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

Undesirable side effects caused by any of our product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly postmarketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our product candidates. Undesirable side effects may limit the potential market for any approved products or could result in the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. Later discovered undesirable side effects may further result in the imposition of a REMS, label revisions, postapproval study requirements, or other testing and surveillance.

If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a riskbenefit perspective. The therapeuticrelated side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to laterstage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “offlabel” uses, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as offlabel uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These offlabel uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning offlabel use.

If we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of offlabel uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in offlabel promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of our products, following approval, for offlabel uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting offlabel uses. In addition, False Claims Act lawsuits may expose manufacturers to followon claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, postapproval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other postmarketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct postapproval.

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly postapproval studies or postmarket surveillance. Any such restrictions could limit sales of the product.

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA preapproval for product and manufacturing changes.

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

•                  modifications to promotional pieces;

•                  issuance of corrective information;

•                  requirements to conduct postmarketing studies or other clinical trials;

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

Should any of the above actions take place, we could be prevented from or significantly delayed in achieving profitability. Further, the cost of compliance with postapproval regulations may have a negative effect on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

Obtaining and maintaining marketing approval for our product candidates in one jurisdiction would not mean that we will be successful in obtaining marketing approval of that product candidate in other jurisdictions, which could prevent us from marketing our products internationally.

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, the outcome of the United Kingdom’s proposed withdrawal from the European Union remains uncertain. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal of the United Kingdom from the European Union could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union.

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

•                  achieving market acceptance of our product candidates by patients, the medical community, and thirdparty payors;

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authorities’ approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other thirdparty payors coverage decisions.

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Earlystage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

We may also or alternatively decide to collaborate with thirdparty marketing and sales organizations to commercialize any approved product candidates in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other biopharmaceutical and biotechnology companies, including oncologyfocused companies, to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.

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

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies. Only one oncolytic immunotherapy, TVec, has received FDA approval to date. Any product candidates that are approved may be subject to extensive postapproval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements.

If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, thirdparty payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of our product candidates by the medical community, patients, and thirdparty payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and thirdparty payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•                  the efficacy of our product candidates in combination with marketed checkpoint blockade drugs;

•                  the commercial success of the checkpoint blockade drugs with which our products are coadministered;

•                  the prevalence and severity of adverse events associated with our product candidates or those products with which they are coadministered;

•                  the clinical indications for which the products are approved and the approved claims that we may make for the products;

•                  limitations or warnings contained in the product’s FDAapproved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for our product candidates that may be more restrictive than other competitive products;

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

•                  the relative convenience and ease of administration of any products with which our product candidates are coadministered

•                  the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

•                  the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•                  the price concessions required by thirdparty payors to obtain coverage;

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

•                  the extent and strength of our thirdparty manufacturer and supplier support;

•                  the actions of companies that market any products with which our product candidates are coadministered;

•                  the approval of other new products;

•                  adverse publicity about our product candidates or any products with which they are coadministered, or favorable publicity about competitive products; and

•                  potential product liability claims.

The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are coadministered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDAapproved oncolytic immunotherapy, TVec, which has yet to enjoy broad market acceptance. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, thirdparty research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

Negative developments in the field of immunooncology could damage public perception of RP1 or any of our other product candidates and negatively affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of RP1 or our other product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immunooncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for RP1 or our other product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.

As our product candidates consist of a modified virus, adverse developments in antiviral vaccines or clinical trials of other oncolytic immunotherapy products based on viruses may result in a disproportionately negative effect for RP1 or our other product candidates as compared to other products in the field of immunooncology that are not based on viruses. Future negative developments in the field of immunooncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for RP1 or our other product candidates.

Risks related to our financial position and need for additional capital

We are a clinicalstage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

We are a clinicalstage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock in our IPO. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our Immulytic platform, RP1 and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2019 and 2018, we reported a net loss of $30.8 million and $19.7 million, respectively. For the three months ended June 30, 2019 and 2018, we reported a net loss of $9.5 million and $10.0 million, respectively. At June 30, 2019, we had an accumulated deficit of $69.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1 and any additional product candidates we may develop.

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

•                  obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and knowhow; and

•                  attracting, hiring, and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2019, our cash and cash equivalents and shortterm investments were $120.8 million We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and shortterm investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar year 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

In addition, the patent prosecution process is expensive, timeconsuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. It is also possible that we will fail to identify patentable aspects of our research and development efforts in time to obtain patent protection.

[For the core technology in our Immulytic platform and each of our product candidates, we have filed five patent applications under the Patent Cooperation Treaty, or PCT, and four U.S. provisional applications. Four of these PCT applications have entered the national phase and are pending in a range of countries, and one is still in the international phase. None of our PCTderived patent applications or U.S. provisional applications have been granted by a patent office. Early stage examination has started only in connection with the European national phase applications.] Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a nonprovisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any nonprovisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file nonprovisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or RP1 or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad, including through opposition proceedings, derivation proceedings, inter partes review, interference proceedings or litigation. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for our technology. Protecting against the unauthorized use of our patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect thirdparty infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we are unable to protect the confidentiality of our proprietary information and knowhow, the value of our technology and products could be adversely affected.

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, knowhow and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be selfexecuting or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or knowhow owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

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

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, postgrant review, inter partes review and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing RP1 and our other product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

In addition, we are developing RP1 in combination with nivolumab and cemiplimab, which are covered by patents or licenses held by BMS and Regeneron, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also plan to develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the thirdparty patents covering the product candidate or product recommended for administration with RP1 or our other product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process and to maintain patents after they are issued. For example, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of our licensed patents or any patents we own in the future. In certain circumstances, we may rely on future licensing partners to take the necessary action to comply with these requirements with respect to licensed intellectual property. Although an unintentional lapse can be cured for a period of time by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to RP1 or our other product candidates, which could have a material adverse effect on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect RP1 and our other product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the LeahySmith America Invents Act, or the LeahySmith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The LeahySmith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and costeffective avenues for competitors to challenge the validity of patents. These include allowing thirdparty submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered postgrant proceedings, including postgrant review, inter partes review, and derivation proceedings. After March 2013, under the LeahySmith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the LeahySmith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant lawmaking bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, timeconsuming and unsuccessful and have a material adverse effect on the success of our business.

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

Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our collaborators’ employees may currently be or previously have been employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these persons, including each member of our senior management team, executed proprietary rights, nondisclosure and noncompetition agreements, or similar agreements, in connection with such previous employment or consulting agreements, that assigned ownership of intellectual property relating to work performed under such agreements to the contracting third party. Although we take steps to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, proprietary information or knowhow of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of third parties or are in breach of noncompetition or nonsolicitation agreements with our competitors.

We could be subject to claims that we or our employees, including senior management, have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors or others. Although we take steps to ensure that our employees and consultants do not use the intellectual property, proprietary information, knowhow or trade secrets of others in their work for us, we may be subject to claims that we caused an employee to breach the terms of their noncompetition or nonsolicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor or other party. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to RP1 and our other product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or other parties. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing RP1 and our other product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or consultants. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize RP1 and our other product candidates, which could have an adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we obtain any issued patents covering our technology, such patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign regulatory authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or nonenablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, inter partes review, postgrant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment of our patents in such a way that they no longer cover and protect RP1 and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner’s patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on RP1 and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and Affordable Care Act, or ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12year exclusivity period.

RP1 and our other product candidates are all biological product candidates. We anticipate being awarded market exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, 10 years in Europe and significant durations in other markets. However, the term of the patents that cover such product candidates may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, if all of the patents that cover our particular biological product expire before the 12year market exclusivity expires, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.

There is also a risk that this exclusivity could be changed in the future. For example, this exclusivity could be shortened due to congressional action or through other actions, including future proposed budgets, international trade agreements and other arrangements or proposals. Additionally, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. The extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for nonbiological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is also possible that payers will give reimbursement preference to biosimilars over reference biologics, even absent a determination of interchangeability.

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

Risks related to manufacturing and our reliance on third parties

We have agreements with BMS and Regeneron, and in the future may have agreements with other companies, to obtain the supply of antiPD1 therapies for the development of RP1 and our other product candidates. If our relationships with BMS, Regeneron, or any future collaborator or supplier are not successful, we may be delayed in completing the development of RP1 and our other product candidates.

We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1. BMS is providing nivolumab, its antiPD1 therapy, for use in our ongoing Phase 1/2 clinical trial with RP1 and Regeneron is providing cemiplimab, its antiPD1 therapy, for use in our randomized, controlled Phase 2 clinical trial with RP1 in approximately 240 patients with CSCC and other potential clinical trials. We may also enter into agreements with additional companies for the supply of antiPD1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to rerun clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements we may have to rerun clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.

Our collaboration agreements with any future partners may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We may in the future seek collaboration arrangements with other parties for the development or commercialization of our product candidates. The success of any collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decisionmaking authority.

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

We rely on thirdparty CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

In addition, we will be required to report certain financial interests of our thirdparty investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a governmentsponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of thirdparty service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Until our planned manufacturing facility is operational, we will continue to rely on thirdparty contract manufacturers to manufacture our clinical trial product supplies. There can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates or programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing thirdparty manufacturers, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the therapeutic substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our thirdparty manufacturers may breach, terminate, or not renew these agreements.

Any problems or delays we experience in preparing for commercialscale manufacturing of a product candidate or component may result in a delay in product development timelines and FDA or comparable foreign regulatory authority approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost and quality, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and may materially harm our business, financial condition, results of operations, stock price and prospects.

We currently have only one contract manufacturer for our product candidates for use in our clinical trials. In addition, we do not have any longterm commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates or their components. The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our contract manufacturers may not perform as agreed. If our manufacturers were to encounter these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

Contract manufacturers of our product candidates may be unable to comply with our specifications, applicable cGMP requirements or other FDA, state or foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or timeconsuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

While we are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing knowhow, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

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

We have begun construction activities with respect to a lease signed in June 2018 for an approximately 63,000 squarefoot facility in Framingham, Massachusetts at which we intend to establish and equip our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We may face delays in the completion of the facility. In addition, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through thirdparty manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP regulations, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anticorruption laws, as well as import and export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, results of operations, stock price and prospects.

Our operations are subject to anticorruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and other anticorruption laws that apply in countries where we do business. The FCPA, the Bribery Act, and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We also may participate in collaborations and relationships with third parties whose actions, if noncompliant, could potentially subject us to liability under the FCPA, Bribery Act or local anticorruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and the United Kingdom and authorities in the European Union, including applicable import and export control regulations, economic sanctions on countries and persons, antimoney laundering laws, customs requirements and currency exchange regulations, collectively referred to as the trade control laws.

We can provide no assurance that we will be completely effective in ensuring our compliance with all applicable anticorruption laws or other legal requirements, including trade control laws. If we are not in compliance with applicable anticorruption laws or trade control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, stock price and prospects. Likewise, any investigation of any potential violations of these anticorruption laws or trade control laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, financial condition, results of operations, stock price and prospects.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We are subject to many federal and state healthcare laws, such as the federal AntiKickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act, or HITECH), or HIPAA, the FCPA, the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other thirdparty payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those that apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

If the government or thirdparty payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or longterm care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from thirdparty payors. Such thirdparty payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to thirdparty payor coverage and reimbursement of newly approved therapeutics. Marketing approvals, pricing, and reimbursement for new therapeutic products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a therapeutic before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Regulatory authorities and thirdparty payors, such as private health insurers, and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several thirdparty payors are requiring that companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, are challenging the prices charged for therapeutics, and are negotiating price concessions based on performance goals.

Thirdparty payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for products exists among thirdparty payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Thirdparty coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, financial condition, results of operations, stock price and prospects.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may seek alternative therapies. We may need to conduct postmarketing studies in order to demonstrate the costeffectiveness of any products to the satisfaction of hospitals, other target customers and their thirdparty payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered costeffective. Adequate thirdparty coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, federal programs impose penalties on manufacturers of therapeutics in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price IndexUrban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. A few states have also passed or are considering legislation intended to prevent significant price increases. Regulatory authorities and thirdparty payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as costeffective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Costcontrol initiatives could cause us to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other thirdparty payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, thirdparty payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performancebased discounts, and challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. An inability to promptly obtain coverage and adequate payment rates from both governmentfunded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We are subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate postapproval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We would incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and thirdparty claims. Although we generally contract with third parties for the disposal of hazardous materials and wastes from our operations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Our internal computer systems, or those of our thirdparty CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

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

As of June 30, 2019, we had 77 fulltime employees, including 66 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize RP1 and our other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from daytoday activities in order to devote a substantial amount of time to managing these growth activities.

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

We are highly dependent on our key personnel, including Robert Coffin, Ph.D., our President and Chief Executive Officer; Philip AstleySparke, our Executive Chairman; Howard Kaufman, M.D., our Chief Medical Officer; and Colin Love, Ph.D., our Chief Operating Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our founders, as well as our other scientific, manufacturing, quality and medical personnel. Robert Coffin, Ph.D., our President and Chief Executive Officer, Philip AstleySparke, our Executive Chairman, and Colin Love, Ph.D., our Chief Operating Officer, were the founder and senior management team of BioVex Group, Inc., or BioVex, where they invented and developed TVec, the only oncolytic immunotherapy to receive FDA approval. BioVex was acquired by Amgen Inc., or Amgen, in 2011. Our Chief Medical Officer, Howard Kaufman, M.D., was the principal investigator for the pivotal study upon which TVec was approved and previously served as President of the Society for the Immunotherapy of Cancer. We believe that their drug discovery and development experience, and overall biopharmaceutical company management experience, would be difficult to replace. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. Furthermore, the historical results, past performance and/or acquisitions of companies with which our founders were affiliated, including BioVex, do not necessarily predict or guarantee similar results for our company.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements generally provide for atwill employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of any of these individuals or the lives of any of our other employees.

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

•                  We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, including accounting for preferred stock, stockbased compensation, warrant liabilities and leases.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. To date, we have hired additional finance and accounting personnel and have engaged a thirdparty consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

We cannot assure you that the measures we have taken to date, and actions we intend to take in the future, will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the SarbanesOxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the SarbanesOxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, potentially resulting in restatements of our financial statements, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

If we fail to establish and maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending March 31, 2020, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10K filing for that year, as required by Section 404 of the SarbanesOxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

If we are not able to comply with the requirements of Section 404 of the SarbanesOxley Act in a timely manner, if our independent registered public accounting firm determines that we continue to have a material weakness or significant deficiency in our internal control over financial reporting, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities.

We believe that any internal controls and procedures, no matter how wellconceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

These inherent limitations include the realities that judgments in decisionmaking can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our disclosure controls and procedures were not effective as of March 31, 2019, and in any event may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, we concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how wellconceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decisionmaking can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large onetime expenses and acquire intangible assets that could result in significant future amortization expense or intangible asset impairment charges. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

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

At June 30, 2019, we had $120.8 million of cash and cash equivalents and shortterm investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or shortterm investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or shortterm investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

Exchange rate fluctuations may materially affect our results of operations and financial conditions.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the British pound and the euro, may adversely affect us. Although we are based in the United States, we have significant research and development operations in the United Kingdom, and source thirdparty manufacturing, consulting and other services in the United Kingdom and the European Union. As a result, our business and the price of our common stock may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

•                  the results of our efforts to discover, develop, acquire or inlicense additional product candidates or drugs;

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

In addition, we measure compensation cost for stockbased awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

These factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a periodtoperiod basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

Based on the number of shares outstanding as of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the expiration of contractual or legal restrictions on resale lapse, the market price of our common stock could decline. These sales may make it more difficult for us to sell equity or equityrelated securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisition.

In addition, approximately 8.1 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Certain holders of shares of our common stock, or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of approximately 19.2 million shares of our common stock pursuant to the amended and restated investors’ rights agreement by and among us and certain of our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the SarbanesOxley Act, and related SEC and Nasdaq rules impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the DoddFrank Wall Street Reform and Consumer Protection Act, or the DoddFrank Act, was enacted. There are significant corporate governance and executive compensationrelated provisions in the DoddFrank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more timeconsuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Antitakeover provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

We are an emerging growth company. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the SarbanesOxley Act and critical audit matters reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) March 31, 2024, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by nonaffiliates to exceed $700.0 million as of the prior September 30th, and (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior threeyear period.

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

•                  any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•                  any action asserting a claim against us that is governed by the internalaffairs doctrine.

This exclusiveforum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for corporate disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusiveforum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Our certificate of incorporation currently further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Following a November 2018 decision of the Delaware Court of Chancery, we understand that this provision is invalid. We do not intend to enforce this provision, and are seeking the approval of our shareholders at the 2019 annual meeting to amend our certificate of incorporate to remove this provision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

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

REPLIMUNE GROUP, INC.

Dated: August 14, 2019	By:	/s/ Robert Coffin
Name: Robert Coffin
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Stephen Gorgol
Name: Stephen Gorgol
Title: Chief Accounting Officer
(Principal Financial and Accounting Officer)