Form 10-Q
period 2019-09-30
Replimune Group, Inc.
filed 2019-11-12
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38596

REPLIMUNE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2082553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Unicorn Park

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 8, 2019 was 32,008,559

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	March 31,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$53,298	$25,704
Short-term investments	56,581	109,107
Research and development incentives receivable	2,337	2,474
Prepaid expenses and other current assets	5,796	3,696
Total current assets	118,012	140,981
Property, plant and equipment, net	3,528	12,159
Research and development incentives receivable - long term	1,212	—
Restricted cash	1,636	1,186
Long term prepaid rent	15,072	—
Right-to-use asset - operating leases	4,873	—
Right-to-use asset - financing leases	7,105	—
Total assets	$151,438	$154,326

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,965	$7,084
Accrued expenses and other current liabilities	3,352	2,801
Operating lease liabilities, current	631	—
Financing lease liabilities, current	34	—
Total current liabilities	11,982	9,885
Deferred rent, net of current portion	—	24
Financing obligation	—	6,561
Long term debt, net of debt discount	9,659	—
Operating lease liabilities, non-current	4,384	—
Financing lease liabilities, non-current	4,772	—
Total liabilities	30,797	16,470
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2019 and March 31, 2019; 31,719,346 and 31,656,950 shares issued and outstanding as of September 30, 2019 and March 31, 2019	32	32
Additional paid-in capital	202,359	198,645
Accumulated deficit	(80,320)	(59,766)
Accumulated other comprehensive loss	(1,430)	(1,055)
Total stockholders’ equity	120,641	137,856
Total liabilities and stockholders’ equity	$151,438	$154,326

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$8,168	$4,962	$15,625	$8,898
General and administrative	4,074	2,142	7,524	4,085
Total operating expenses	12,242	7,104	23,149	12,983
Loss from operations	(12,242)	(7,104)	(23,149)	(12,983)
Other income (expense):
Research and development incentives	620	(77)	1,241	361
Investment income	567	664	1,254	891
Interest expense	(195)	—	(195)	—
Change in fair value of warrant liability	—	(2)	—	(5,452)
Other income	111	58	202	678
Total other income (expense), net	1,103	643	2,502	(3,522)
Net loss attributable to common stockholders	$(11,139)	$(6,461)	$(20,647)	$(16,505)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.26)	$(0.65)	$(1.11)
Weighted average common shares outstanding, basic and diluted	31,675,323	24,574,239	31,668,414	14,831,266

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(11,139)	$(6,461)	$(20,647)	$(16,505)
Other comprehensive income (loss):
Foreign currency translation loss	(218)	(139)	(400)	(986)
Net unrealized gain (loss) on short-term investments, net of tax	(40)	(34)	25	1
Comprehensive loss	$(11,397)	$(6,634)	$(21,022)	$(17,490)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
	Convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2019	—	$—	31,656,950	$32	$198,645	$(59,766)	$(1,055)	$137,856
Foreign currency translation adjustment	—	—	—	—	—	—	(182)	(182)
Unrealized gain on short-term investments	—	—	—	—	—	—	65	65
Exercise of stock options	—	—	6,751	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	1,810	—	—	1,810
Impact of adoption of ASC 842	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	(9,508)	—	(9,508)
Balances as of June 30, 2019	—	—	31,663,701	32	200,473	(69,181)	(1,172)	130,152
Foreign currency translation adjustment	—	—	—	—	—	—	(218)	(218)
Unrealized loss on short-term investments	—	—	—	—	—	—	(40)	(40)
Exercise of stock options	—	—	55,645	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	1,781	—	—	1,781
Net loss	—	—	—	—	—	(11,139)	—	(11,139)
Balances as of September 30, 2019	—	$—	31,719,346	$32	$202,359	$(80,320)	$(1,430)	$120,641

Balances as of March 31, 2018	1,925,968	$86,361	5,007,485	$5	$1,097	$(28,932)	$(238)	$(28,068)
Foreign currency translation adjustment	—	—	—	—	—	—	(847)	(847)
Unrealized gain on short-term investments	—	—	—	—	—	—	35	35
Stock-based compensation expense	—	—	—	—	225	—	—	225
Net loss	—	—	—	—	—	(10,044)	—	(10,044)
Balances as of June 30, 2018	1,925,968	86,361	5,007,485	5	1,322	(38,976)	(1,050)	(38,699)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(1,925,968)	(86,361)	19,157,360	19	86,342	—	—	86,361
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	7,094	—	—	7,094
Repurchase of class A common stock upon closing of initial public offering	—	—	(26,258)	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriter fees of $9,935	—	—	7,407,936	7	101,177	—	—	101,184
Foreign currency translation adjustment	—	—	—	—	—	—	(139)	(139)
Unrealized loss on short-term investments	—	—	—	—	—	—	(34)	(34)
Exercise of stock options	—	—	7,149	1	11		—	12
Stock-based compensation expense	—	—	—	—	718	—	—	718
Net loss	—	—	—	—	—	(6,461)	—	(6,461)
Balances as of September 30, 2018	—	$—	31,553,672	$32	$196,664	$(45,437)	$(1,223)	$150,036

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(20,647)	$(16,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,591	943
Depreciation and amortization	84	69
Change in fair value of warrant liability	—	5,452
Net amortization of premiums and discounts on short-term investments	(730)	(544)
Noncash interest expense	14	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(1,241)	(344)
Prepaid expenses and other current assets	(2,128)	(1,034)
Operating lease, right-of-use-asset	250	—
Finance lease, right-of-use-asset	60	—
Long term prepaid rent	(12,433)	—
Accounts payable	(900)	150
Accrued expenses and other current liabilities	669	(1,417)
Operating lease liabilities	(144)	—
Deferred rent	—	(12)
Net cash used in operating activities	(33,555)	(13,242)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,146)	(119)
Purchase of short-term investments	(30,628)	(110,850)
Proceeds from sales and maturities of short-term investments	83,909	30,750
Net cash provided by (used in) investing activities	52,135	(80,219)
Cash flows from financing activities:
Proceeds from long-term debt	10,000	—
Payment of issuance costs	(355)	(2,157)
Exercise of stock options	123	12
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and discounts	—	103,341
Net cash provided by financing activities	9,768	101,196
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(304)	(928)
Net increase in cash, cash equivalents and restricted cash	28,044	6,807
Cash, cash equivalents and restricted cash at beginning of period	26,890	17,661
Cash, cash equivalents and restricted cash at end of period	$54,934	$24,468
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock warrants into common stock warrants	$—	$86,361
Conversion of convertible preferred stock into common stock	$—	$7,094
Net unrealized gain on short-term investments	$25	$1
Purchases of property and equipment included in accounts payable	$1,825	$—
Lease assets obtained in exchange for new financing lease liabilities	$7,165	$—
Lease assets obtained in exchange for new operating lease liabilities	$5,152	$—

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

Forward stock split

On July 9, 2018, the Company effected a 1-for-9.94688 forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Convertible Preferred Stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this forward stock split and adjustment of the convertible preferred stock conversion ratios. Further, on July 9, 2018, the Company’s authorized shares of common stock were increased to 27,314,288. Accordingly, the authorized shares of common stock presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the newly authorized shares of common stock.

Initial public offering

On July 24, 2018, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 6,700,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93,465 after deducting underwriting discounts and commissions but before deducting offering costs of $2,157.

Upon closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 8). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. The warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity. Additionally, the Company repurchased 26,258 shares of class A common stock at a price equal to its par value upon the closing of the IPO.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $11,139 and $6,461 for the three months ended September 30, 2019 and 2018, respectively and net losses of $20,647 and $16,505 for the six months ended September 30, 2019 and 2018, respectively. In addition, as of September 30, 2019, the Company had an accumulated deficit of $80,320.  The Company expects to continue to generate operating losses for the foreseeable future.  As of November 12, 2019, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements.  The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2019, the consolidated statements of operations, of comprehensive loss and of convertible preferred stock and stockholders’ equity for the three and six months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended September 30, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and the results of its operations for the three and six months ended September 30, 2019 and 2018. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2019 and 2018 are unaudited. The results for the three and six months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending March 31, 2020, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

During the three and six months ended September 30, 2019, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, except as described below.

Debt Issuance Costs

Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement using the effective interest method. If the financing arrangement is canceled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately. The Company’s condensed consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Updates (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-17 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-17 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2018-17 on April 1, 2019. The adoption of ASU 2018-17 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented.

The Company adopted ASU 2016-02, as amended, on April 1, 2019, which supersedes the current leasing guidance and upon adoption, requires lessees to recognize right-to-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Upon the adoption of the guidance, operating leases are capitalized on the balance sheet at the present value of lease payments. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 was calculated using the applicable incremental borrowing rate at the date of adoption.

The Company adopted ASU 2016-02, including several practical expedients on April 1, 2019. The Company elected the available package of practical expedients, which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also made an accounting policy election to utilize the short-term lease exemption, whereby leases with a term of 12 months or less will not follow the recognition and measurement requirements of the new standard. Upon adoption, the Company recognized total right-of-use assets of $789, with corresponding liabilities of $837 on the consolidated balance sheets. Additionally, the Company derecognized $11,514 of construction in progress assets and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet (see Note 12).

The following table summarizes the financial impact on the Company’s condensed consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on April 1, 2019:

	March 31, 2019	Adjustments	April 1, 2019
Property, plant, and equipment, net	$12,159	$(11,514)	$645
Right-to-use asset	—	789	789
Long term prepaid rent	—	5,006	5,006
Lease liabilities, current	—	388	388
Lease liabilities, non-current	—	449	449
Accrued expenses	2,801	(24)	2,777
Deferred rent, net of current portion	24	(24)	—
Financing obligation	6,561	(6,561)	—
Accumulated deficit	$(59,766)	$93	$(59,673)

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

3.                                      Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$21,119	$—	$21,119
Commercial paper	—	29,799	—	29,799
US Government Agency bonds	—	3,999	—	3,999
US Treasury bonds	—	13,235	—	13,235
Corporate debt securities	—	9,548	—	9,548
	$—	$77,700	$—	$77,700

	Fair Value Measurements as of
	March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$2,676	$—	$2,676
Commercial paper	—	46,687	—	46,687
US Government Agency bonds	—	20,884	—	20,884
US Treasury bonds	—	41,057	—	41,057
Corporate debt securities	—	8,467	—	8,467
	$—	$119,771	$—	$119,771

During the three and six months ended September 30, 2019 and 2018, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper, US Government Agency bonds, US Treasury bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Valuation of Warrant Liability

The warrant liability is related to the warrants to purchase shares of series seed convertible preferred stock (see Note 8). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the IPO in July 2018, the warrant to purchase shares of the Company’s series seed convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity.

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

The following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

Six Months
Ended
September 30,
2018
Risk-free interest rate	2.81%
Expected dividend yield	0%
Expected term (in years)	7.2
Expected volatility	64.4%
Fair value of series seed preferred stock	$15.00

The following table presents a roll forward of the warrant liability:

Warrant
Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,452
Conversion of convertible preferred stock warrant into common stock warrant	(7,094)
Balance at September 30, 2018	$—

4.                                      Short-term investments

Short-term investments by investment type consisted of the following:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$29,774	$27	$(2)	$29,799
US Government agency bonds	3,997	2	—	3,999
US Treasury bonds	13,228	7	—	13,235
Corporate debt securities	9,542	6	—	9,548
	$56,541	$42	$(2)	$56,581

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$46,687	$2	$(2)	$46,687
US Government agency bonds	15,889	4	—	15,893
US Treasury bonds	38,047	13	—	38,060
Corporate debt securities	8,469	—	(2)	8,467
	$109,092	$19	$(4)	$109,107

5.                                      Property, plant and equipment, net

	September 30,	March 31,
	2019	2019
Construction in progress	$3,014	124
Plant and laboratory equipment	650	584
Leasehold improvements	154	$154
Computer equipment	149	138
Office equipment	49	49
Build-to-suit lease asset	—	11,514
	4,016	12,563
Less: Accumulated depreciation and amortization	(488)	(404)
	$3,528	$12,159

Depreciation and amortization expense was $42 and $84 for the three and six months ended September 30, 2019, respectively, and $36 and $69 for the three and six months ended September 30, 2018, respectively.

Build-to-suit lease asset, as of March 31, 2019, included $11,514 capitalized in connection with the Company’s build-to-suit lease accounting. Upon transition to ASC 842, the Company determined that it did not control the build-to-suit lease asset and the arrangement has been accounted for under ASC 842 guidance. Upon the adoption of ASC 842, the Company derecognized $11,514 of construction in progress and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet (see Note 12).

6.                                      Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	March 31,
	2019	2019
Accrued research and development costs	$1,080	$530
Accrued compensation and benefits costs	1,187	1,510
Accrued professional fees	477	464
Deferred rent	—	24
Other	608	273
	$3,352	$2,801

7.                                      Long-Term Debt

Long-term debt consisted of the following:

September 30,
2019
Principal amount of long-term debt	$10,000
Unamortized debt discount	(341)
Long-term debt, net of discount	$9,659

Hercules Loan Agreement

On August 8, 2019, (the “Closing Date”) the Company and certain of its affiliates entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30,000 (the “Term Loan Facility”), subject to certain terms and conditions. The Company borrowed $10,000 under the Loan Agreement in one advance as a single tranche Term Loan on the Closing Date upon which the Company paid a $225 facility charge and incurred $130 in additional closing and legal fees. The Company may borrow the unused $20,000 available under the Term Loan Facility in two separate advances.  The second advance of up to $10,000 may be borrowed between January 1, 2020 and December 15, 2020 and the third advance of up to $10,000 may be borrowed between July 1, 2020 and June 30, 2021.

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

The Loan Agreement contains customary covenants for transactions of this type and other covenants agreed to by the parties, including, among others, (i) the provision of delivery of annual and quarterly financial statements and insurance policies and restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales. The Loan Agreement also provides for customary events of default, including, among others, events of default relating to failure to make payment, bankruptcy, breach of covenants, breaches of representations and warranties, change of control, judgment and material adverse effects.

In connection with entering into the Hercules Loan Agreement the Company also paid Hercules $355 of upfront fees, including closing costs and legal fees associated with entering into the agreement, which were recorded as a debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s condensed consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

The Company recognized aggregate interest expense under the Hercules Loan Agreement of $170 during the three and six months ended September 30, 2019, which included non-cash interest expense of $36 related to the accretion of the debt discount and the final payment. As of September 30, 2019, the unamortized debt discount was $341. The Company’s annual effective interest rate of the Hercules Loan Agreement was approximately 10.1% for the period from August 8, 2019 to September 30, 2019.

There were no principal payments due or paid under the Hercules Loan Agreement during the three and six months ended September 30, 2019.

Future payments of long-term debt, as of September 30, 2019 are as follows:

Future long-term debt payments:
2021	$—
2022	527
2023	6,558
2024	2,915
2025	—
Total debt payments	$10,000

8.                                      Stockholders’ Equity

Common Stock

As of September 30, 2019 and March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.

As of September 30, 2019 and March 31, 2019, the Company had reserved 8,394,310 and 6,873,744 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.

Undesignated Preferred Stock

As of September 30, 2019 and March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2019 or March 31, 2019.

Convertible Preferred Stock

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.” In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of September 30, 2019.

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

The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. The Company recognized a loss of $0 and $(2) and $0 and $(5,452) in change in fair value of warrant liability within total other income (expense), net in the consolidated statements of operations for the three and six months ended September 30, 2019 and 2018, respectively, related to the change in fair value of the warrant liability.

Upon the closing of the Company’s IPO in July 2018, all outstanding convertible preferred stock was converted into common stock and the series seed preferred stock warrants became exercisable for 497,344 shares of common stock instead of series seed preferred stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders’ equity.

ATM Program

In August 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.

Any Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”), as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended or in negotiated transactions, if authorized by the Company and (ii) pursuant to, and only upon the effectiveness of, a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 8, 2019 for an offering of up to $250,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.

Subject to the terms of the Sales Agreement, the Agent will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sale of the Shares, if any.  As of September 30, 2019, the Company has not made any sale under the Sale Agreement.

In October and November 2019, the Company sold 287,559 shares of common stock for a gross proceeds of $4,568 less legal fees of $137 for net proceeds of $4,431 under the ATM program.

9.                                      Stock-Based Compensation

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 as of September 30, 2019, of which 0 remained available for future grants as of September 30, 2019. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares, which is equal to the sum of (i) 3,486,118 shares of the Company’s common stock, plus (ii) the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan that remain available as of the effective date of the 2018 Plan (not to exceed 131,850 shares of the Company’s common stock). If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,370 shares pursuant to the terms of the 2018 Plan. As of September 30, 2019, 2,492,426 shares remained available for future grants under the 2018 Plan.

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

Employee Stock Purchase Plan

On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance, on April 1, 2019, the number of shares reserved for issuance under the ESPP automatically increased by 316,592 shares, for a total of 665,204 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.68%	2.83%	2.30%	2.83%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	70.2%	61.5%	71.4%	61.5%
Expected dividend yield	0%	0%	0%	0%

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2019	3,721,784	$7.14	8.61	$30,150
Granted	1,200,035	15.22	9.54
Exercised	(62,396)	1.97
Cancelled	(120,087)	10.91
Outstanding as of September 30, 2019	4,739,336	9.16	8.36	$25,610
Options exercisable as of March 31, 2019	1,278,330	$2.51	7.75	$16,249
Options exercisable as of September 30, 2019	1,836,004	4.90	7.59	$16,930

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total fair value of options vested during the three and six months ended September 30, 2019 was $3,206 and $3,417, respectively. The total fair value of options vested during the three and six months ended September 30, 2018 was $785 and $830, respectively. As of September 30, 2019, there were no outstanding unvested service-based stock options held by non-employees.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$815	$389	$1,656	$515
General and administrative	966	329	1,935	428
	$1,781	$718	$3,591	$943

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $19,185, which is expected to be recognized over a weighted average period of 2.22 years.

10.                               Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net loss attributable to common stockholders	$(11,139)	$(6,461)	$(20,647)	$(16,505)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,675,323	24,574,239	31,668,414	14,831,266
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.26)	$(0.65)	$(1.11)

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

	Three and Six Months Ended
	September 30,
	2019	2018

Options to purchase common stock	4,739,336	3,667,881
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	5,236,680	4,165,225

11.                               Significant agreements

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

Unless earlier terminated, the agreement will remain in effect until (i) the completion of the clinical trial, (ii) all related clinical trial data have been delivered to both parties and (iii) the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party (x) in the event of an uncured material breach by the other party, (y) in the event the other party is insolvent or in bankruptcy proceedings or (z) for safety reasons. Upon termination, the licenses granted to the Company to use BMS’s compound in the clinical trial will terminate.

As of September 30, 2019, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

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

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three and six months ended September 30, 2019 and 2018, the Company did not make any payments under the terms of the agreement to Regeneron. During the three and six months ended September 30, 2019, the Company received payments under the terms of the agreement to Regeneron of $337 and $912, respectively, which were recorded as an offset to research and development expenses on the consolidated statement of operations.  The Company did not receive any payments under the terms of the agreement to Regeneron during the three and six months ended September 30, 2018.  As of September 30, 2019 and March 31, 2019, the Company recorded $760 and $337 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

12.                               Commitments and contingencies

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

Upon transition to ASC 842, the Company determined that it did not control the build-to-suit lease asset and the arrangement has been accounted for under ASC 842 guidance. Upon the adoption of ASC 842, the Company derecognized $11,514 of construction in progress and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet as landlord owned tenant improvements were determined to be lease payments and included as prepaid rent on the balance sheet. Subsequent to the transition, construction was completed associated with approximately 10,500 square feet of the leased space in Framingham, Massachusetts and the Company occupied the building as office space beginning August 1, 2019.  This space was determined to be a separate unit of account and is classified as a financing lease.  The Company recorded a right-of-use asset and lease liability associated with the occupied space as of August 1, 2019.  The right-of-use asset was recorded including $2,368 of prepaid rent of costs incurred prior to the commencement date.

In June 2019, the Company entered into an agreement to lease approximately 18,700 square feet of office space in Woburn, Massachusetts. Pursuant to the lease agreement, the lease term commenced in August 2019. The rent commencement date is to be one month after the commencement of the lease term. The initial lease term is ten years from the rent commencement date and includes an optional five-year extension. Annual lease payments during the first year are $488 with increases of approximately 1.6% each year. The Company recorded a right-of-use asset and a lease liability of $4,363 upon the commencement date of the lease and the lease is classified as an operating lease.

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-of- use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or  rate, and are recognized as incurred.

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Lease cost	$378	$492
Total lease cost	$378	$492

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of September 30, 2019:

	September 30, 2019
Maturity lease liabilities	Operating lease	Financing lease	Total
2020 (remaining six months)	$474	$197	$671
2021	1,009	402	1,411
2022	586	414	1,000
2023	596	426	1,022
2024	605	439	1,044
Thereafter	3,384	7,709	11,093
Total lease payments	6,654	9,587	16,241
Less: interest	1,639	4,781	6,420
Total lease liabilities	$5,015	$4,806	$9,821

The following disclosure is provided for periods prior to adoption of ASU 2016-02. Future annual minimum lease payment commitments as of March 31, 2019 were as follows, which included payments for the lease agreement in Framingham, Massachusetts which has not commenced under ASC 842, and therefore has not been recorded on the Company’s condensed consolidated balance sheet as of September 30, 2019:

Future annual minimum lease payment commitments:
2020	$2,062
2021	2,901
2022	2,493
2023	2,568
2024	2,645
2025	2,725
Thereafter	12,770
$28,164

The following table provides lease disclosure as of and for the three months ended September 30, 2019:

Leases	September 30, 2019
Right-to-use operating lease asset	$4,873
Right-to-use financing lease asset	7,105
Total lease assets	$11,978

Operating lease liabilities, current	$631
Finance lease liabilities, current	34
Operating lease liabilities, non-current	4,384
Finance lease liabilities, non-current	4,772
Total lease liabilities	$9,821

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$327
Right-to-use asset obtained in exchange for new operating lease liabilities	$5,152
Right-to-use asset obtained in exchange for new financing lease liabilities	$7,165
Variable lease costs	$—
Short term lease costs	$—
Weighted-average remaining lease term - operating leases	19.8 years
Weighted-average remaining lease term - financing leases	8.7 years
Weighted-average discount rate - operating leases	8%
Weighted-average discount rate - financing leases	7%

The variable lease costs and short term lease costs were insignificant for the three and six months ended September 30, 2019.

Rent expense was $492 and $606 for the three months and six months ended September 30, 2019, respectively and $33 and $55 for the three and six months ended September 30, 2018.

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2019 and March 31, 2019, the Company had committed to minimum payments under these arrangements totaling $6,116 and $4,694 through March 31, 2020, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 or March 31, 2019.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

13.                               Geographic Information

The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire).

Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	September 30, 2019	March 31, 2019
United States	$3,022	$11,648
United Kingdom	506	511
	$3,528	$12,159

14.          Subsequent Events

ATM Program

In October and November 2019, the Company sold 287,559 shares of common stock for a gross proceeds of $4,568 less legal fees of $137 for net proceeds of $4,431 under the ATM program.

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10- Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II, Item 1A “Risk factors” and our other filings with the SEC.

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

Oncolytic immunotherapy, which we intend to establish as the fourth cornerstone of cancer treatment, is an emerging class of cancer treatment that exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Such oncolytic, or “cancer killing,” viruses have the potential to generate an immune response targeted to an individual patient’s particular set of tumor antigens, including neo-antigens that are uniquely present in tumors. Our product candidates incorporate multiple mechanisms of action into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

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

We are conducting a Phase 1/2 clinical trial with RP1, our lead product candidate, in approximately 150 patients. We have completed enrollment of the Phase 1 dose escalation part of this clinical trial in which we assessed the safety and tolerability of RP1 administered alone in 22 patients with mixed advanced solid tumor types. Following the review of the data by the Safety Review Committee, or SRC, we have determined the dose regimen to be administered in the Phase 2 part of this clinical trial. We have also completed enrollment of the Phase 1 expansion cohort of 14 patients in which we assessed the safety and tolerability of RP1 administered in combination with an anti-PD-1 therapy at the determined Phase 2 dose level. On November 8, 2019, we presented the safety and initial efficacy data from the Phase 1 portion of this clinical trial at The Society for Immunotherapy of Cancer, or SITC, including what we believe to be encouraging efficacy data in RP1’s lead indications of cutaneous squamous cell carcinoma, or CSCC, and melanoma.

The Phase 2 part of this clinical trial is designed to assess the safety and efficacy of RP1 in combination with an anti-PD-1 therapy in four cohorts of approximately 30 patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR tumors. Following SRC review of the Phase 1 data to date, including data from the expansion cohort receiving RP1 in combination with anti-PD1 therapy, we have opened enrollment in the United States and the United Kingdom in all four cohorts. In the Phase 2 part of the clinical trial, we are also evaluating efficacy as well as safety under the clinical trial protocol, primarily on the basis of the proportion of patients who have a response within each tumor type cohort. Responses are either defined as a partial response (a 30% or greater reduction in tumor size) or a complete response (a complete eradication of the disease). By the second half of 2020 we expect to have analyzed data from all four cohorts and to determine whether to pursue further development in indications beyond the recently announced expanded programs in CSCC and melanoma.

This Phase 1/2 clinical trial is being conducted as a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in this clinical trial.

We have also entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, under which we intend to conduct clinical development of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron. For each clinical trial conducted under this collaboration, Regeneron will fund one-half of the clinical trial costs, supply cemiplimab at no cost, and grant us a non-exclusive, royalty-free license to cemiplimab for use in the applicable clinical trial. The first clinical trial under this collaboration is a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients in CSCC. This clinical trial is currently underway in the United States and Australia. We recently disclosed what we believe to be encouraging initial data in this indication from the Phase 1/2 clinical trial being conducted in combination with nivolumab. If compelling clinical data are generated demonstrating the benefits of the combined treatment in this clinical trial, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval. Recruitment into this controlled Phase 2 clinical trial is expected to take approximately eighteen to twenty four months and we expect to be in a position to report the primary endpoint readout in the first half of 2022.

After assessing the initial data from the Phase 1/2 clinical trial which we presented at SITC, we recently announced our intention to initiate two additional skin cancer clinical trials. Following evidence of activity as a monotherapy, in the first quarter of 2020 we intend to initiate a new potentially registrationable (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients) Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC. We intend to enroll approximately 30 patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC. The protocol for this clinical trial has been accepted by the Federal Drug Administration, or FDA, and added to our Investigational New Drug application, or IND. Further, we plan to conduct a potentially registrationable (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients) Phase 2 clinical trial in up to 150 patients with melanoma who have previously failed immune checkpoint blockade therapies. Subject to continued discussions with our collaboration partners and the FDA, these patients will either be enrolled into a new clinical trial, or as an expansion of our current clinical trial in combination with nivolumab. We expect to release data from this clinical trial in the second half of 2021. The Phase 1 part of our Phase 1/2 clinical trial with RP1 was conducted in a late stage patient group who had exhausted standard of care. We believe that the melanoma data in this patient group when recombining RP1 with anti-PD-1 therapy was encouraging and has resulted in the decision to pursue this further study.

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

We initiated the Phase 1 clinical trial with RP2 in October 2019. The Phase 1 clinical trial of RP2 is also being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We expect to release data from this Phase 1 clinical trial in the second half of 2020 and to potentially initiate a Phase 2 clinical trial of RP2 in 2021. We intend to file an IND and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND enabling studies are currently underway.

Recent Developments

As announced at SITC, the Phase 1 part of our Phase 1/2 clinical trial of RP1 enrolled 36 patients with advanced heavily pre-treated cancers who were refractory to available therapy. Treatment with RP1 alone was given up to five times at various dose levels injected into a single tumor to determine the recommended Phase 2 dose (N=22), following which RP1 was given up to eight times at the recommended dose in combination with nivolumab starting with the second dose of RP1 (N=14). Based on the data, which we believe showed a favorable safety profile for both RP1 alone and in combination with nivolumab, the RP1 dosing regimen moved forward into Phase 2 development with an initial dose of up to 10mL of 1x10^6 pfu/ml followed by subsequent doses of up to 10mL of 1x10^7 pfu/ml.

In the dose rising monotherapy part of the Phase 1/2 clinical trial, RP1 was associated with tumor destruction, including delayed systemic post-study tumor reduction without further therapy. In the combination portion of the Phase 1 part of the clinical trial, anti-tumor activity was observed in multiple patients with a variety of tumor types, particularly in CSCC and melanoma, but also in microsatellite instability high (MSI-H) colorectal cancer and esophageal cancer patients. Additionally, the first three of four patients with anti-CTLA-4 and anti-PD-1 refractory cutaneous melanoma treated with RP1 combined with nivolumab, two from the Phase 1 part of the clinical trial and one from the Phase 2 part of the clinical trial, are responding to therapy, and clinical activity has been seen in four of the first five patients treated with CSCC. Of what we believe to be of particular note, substantial tumor reduction was observed in a number of patients after just the first dose of RP1, but before the introduction of nivolumab two weeks later.

We also recently announced that biomarker data further confirmed the mechanism of action of RP1 alone and in combination with nivolumab, suggesting that RP1 provides broad anti-tumor immune activation. These biomarkers included assessment of the levels of CD8+T cells and PD-L1, increases of which were observed in serial tumor biopsies across tumor types. The kinetics of virus detection also suggested that robust virus replication in tumors occurs.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $11.1 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively, and $20.6 million and $16.5 million for the six months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, we had an accumulated deficit of $80.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2019, we had cash and cash equivalents and short-term investments of $109.9 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts on the development of RP1 and our other product candidates, and include:

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Amounts in thousands)
RP1	$3,324	$1,900	$6,385	$3,607
Unallocated research and development expenses	4,844	3,062	9,240	5,291
Total research and development expenses	$8,168	$4,962	$15,625	$8,898

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials of RP1, begin enrollment for clinical trials of RP2 and complete preclinical development and pursue initial stages of clinical development of RP3 and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services; travel expenses; and facility- related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Interest expense

Interest expense consists of amortization of debt discount and cash paid for interest under the Term Loan Facility.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

Since our inception and through September 30, 2019, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

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

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$8,168	$4,962	$3,206
General and administrative	4,074	2,142	1,932
Total operating expenses	12,242	7,104	5,138
Loss from operations	(12,242)	(7,104)	(5,138)
Other income (expense):
Research and development incentives	620	(77)	697
Investment income	567	664	(97)
Change in fair value of warrant liability	—	(2)	2
Interest expense	(195)	—	(195)
Other income	111	58	53
Total other income (expense), net	1,103	643	460
Net loss	$(11,139)	$(6,461)	$(4,678)

Research and development expenses

	Three Months Ended
	September 30,
	2019	2018	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$3,324	$1,900	$1,424
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,294	1,678	1,616
Other	1,550	1,384	166
Total research and development expenses	$8,168	$4,962	$3,206

Research and development expenses for the three months ended September 30, 2019 were $8.2 million, compared to $5.0 million for the three months ended September 30, 2018. The increase of $3.2 million was due primarily to an increase of approximately $1.4 million in direct research costs associated with RP1 and an approximately $1.8 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended September 30, 2019 associated with our ongoing Phase 1/2 clinical trial.

The increase in unallocated research and development expenses reflected an increase of $1.6 million in personnel-related costs, including stock-based compensation, and an increase of $0.2 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $1.8 million and $0.7 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $4.1 million for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018. The increase of $1.9 million primarily reflected increases of $1.0 million in personnel related costs, $0.4 million in professional fees, $0.4 million in facility costs and $0.1 million in other costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.

Other income (expense), net

Other income, net was $1.1 million for the three months ended September 30, 2019, compared to other income, net of $0.6 million for the three months ended September 30, 2018. The increase in other income, net of $0.5 million was primarily attributable to a  $0.7 million increase in research and development incentives and a $0.1 million increase in other income due primarily to changes in foreign currency exchange rates of Great British Pounds to United States Dollars, partially offset by a $0.2 million increase in interest expense related to our Term Loan Facility and $0.1 million decrease in investment income due to the reinvestment of our IPO proceeds received in July 2018.

Comparison of the six months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended September 30, 2019 and 2018:

	Six Months Ended
	September 30,
	2019	2018	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$15,625	$8,898	$6,727
General and administrative	7,524	4,085	3,439
Total operating expenses	23,149	12,983	10,166
Loss from operations	(23,149)	(12,983)	(10,166)
Other income (expense):
Research and development incentives	1,241	361	880
Investment income	1,254	891	363
Change in fair value of warrant liability	—	(5,452)	5,452
Interest expense	(195)	—	(195)
Other income	202	678	(476)
Total other income (expense), net	2,502	(3,522)	6,024
Net loss	$(20,647)	$(16,505)	$(4,142)

Research and development expenses

	Six Months Ended
	September 30,
	2019	2018	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$6,385	$3,607	$2,778
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,380	3,080	3,300
Other	2,860	2,211	649
Total research and development expenses	$15,625	$8,898	$6,727

Research and development expenses for the six months ended September 30, 2019 were $15.6 million, compared to $8.9 million for the six months ended September 30, 2018. The increase of $6.7 million was due primarily to an increase of approximately $2.8 million in direct research costs associated with RP1 and an approximately $3.9 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended September 30, 2019 associated with our ongoing Phase 1/2 clinical trial.

The increase in unallocated research and development expenses reflected an increase of $3.3 million in personnel-related costs, including stock-based compensation, and an increase of $0.6 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC. Personnel-related costs for the six months ended September 30, 2019 and 2018 included stock-based compensation expense of $3.6 million and $0.9 million, respectively. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $7.5 million for the six months ended September 30, 2019, compared to $4.1 million for the six months ended September 30, 2018. The increase of $3.4 million primarily reflected increases of $2.3 million in personnel related costs, $0.7 million in facility costs, $0.3 million in other costs and $0.1 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.

Other income (expense), net

Other income, net was $2.5 million for the six months ended September 30, 2019, compared to other expense, net of $(3.5) million for the six months ended September 30, 2018. The increase in other income, net of $6.0 million was primarily attributable to a $5.4 million charge related to the change in the fair value of the warrant liability in 2018 that did not recur in 2019, a $0.9 million increase in research and development incentives and a $0.4 million increase in investment income due to the reinvestment of our IPO proceeds received in July 2018, partially offset by a $0.5 million decrease in other income due primarily to changes in foreign currency exchange rates of Great British Pounds to United States Dollars and a $0.2 million increase in interest expense related to out Term Loan Facility.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale equity securities. Through September 30, 2019, we had received gross proceeds of approximately $208 million from our sales of common stock, preferred stock and our Term Loan Facility. As of September 30, 2019, we had cash and cash equivalents and short-term investments of $109.9 million.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	September 30,
	2019	2018
	(Amounts in thousands)
Net cash used in operating activities	$(33,555)	$(13,242)
Net cash provided by Used in) investing activities	52,135	(80,219)
Net cash provided by financing activities	9,768	101,196
Effect of exchange rate changes on cash and cash equivalents	(304)	(928)
Net increase in cash and cash equivalents	$28,044	$6,807

Operating activities

During the six months ended September 30, 2019, net cash used in operating activities was $33.6 million, primarily resulting from our net loss of $20.6 million and net cash used by changes in our operating assets and liabilities of $15.9 million, partially offset by net non- cash charges of $2.9 million.  Net cash used by changes in our operating assets and liabilities for the six months ended September 30, 2019 consisted primarily of a $12.0 million increase in long-term prepaid rent, a $2.1 million increase in prepaid expenses and other current assets, a $1.2 million increase in research and development incentives receivable, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures,  a $0.9 million decrease in accounts payable and a $0.1 million decrease in operating lease liabilities offset by a $0.7 million increase in accrued expenses and other current liabilities, $0.2 million decrease in operating lease, right-of-use asset and $0.1 million decrease in financing lease, right-of-use-asset.

During the six months ended September 30, 2018, net cash used in operating activities was $13.2 million, primarily resulting from our net loss of $16.5 million, net cash used in changes in our operating assets and liabilities of $2.7 million, offset by net non-cash charges of $5.9 million. Net cash used in changes in our operating assets and liabilities for the six months ended September 30, 2018 consisted primarily of a $1.4 million decrease in accrued expenses and other current liabilities, a $0.3 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $1.0 million increase in prepaid expenses and other current assets due to CRO deposits related to the ongoing Phase 1/2 clinical trial for RP1, partially offset by a $0.1 million increase in accounts payable.

Investing activities

During the six months ended September 30, 2019, net cash provided by investing activities was $52.1 million, consisting of $83.9 million in proceeds from sales and maturities of short-term investments, partially offset by $30.6 million in purchases of available for sale securities and $1.1 million in purchases of property, plant and equipment.

During the six months ended September 30, 2018 net cash used in investing activities was $80.2 million, consisting of $110.9 million in purchases of available for sale securities, partially offset by $30.8 million in proceeds from sales and maturities of short-term investments.

We expect that purchases of property, plant and equipment will increase over the next several years resulting from our intended establishment of our own in-house manufacturing facility.

Financing activities

During the six months ended September 30, 2019, net cash provided by financing activities was $9.8 million, consisting of $10.0 million in proceeds from the long-term debt and $0.1 million in proceeds from the exercise of stock options, partially offset by $0.4 million in payments of issuance costs.

During the six months ended September 30, 2018, net cash provided by financing activities was $101.2 million, consisting of $103.3 million in proceeds from the issuance of common stock upon IPO, partially offset by $2.2 million in payments of issuance costs.

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

As of September 30, 2019, we had cash and cash equivalents and short-term investments of $109.9 million. We believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Contractual obligations and commitments

During the six months ended September 30, 2019, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019.

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

Item 3. Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

As of September 30, 2019, we had cash and cash equivalents and short-term investments of $109.9 million, which consisted of cash equivalents, commercial paper and commercial debt securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2019, we had $10.0 million of borrowings outstanding under our Term Loan Facility. Borrowings under our Term Loan Facility bear interest at variable rates. Based on the principal amounts outstanding as of September 30, 2019, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.

Foreign currency exchange risk

Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British Pound. We are exposed to foreign exchange rate risk. During the three and six months ended September 30, 2019, we recognized foreign currency transaction losses of $0.2 million, and $0.41 million, respectively. During the three and six months ended Septebmer 30, 2019 and 2018, we recognized foreign currency transaction losses of $0.1 million, and $1.0 million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three and six months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have only two product candidates in clinical development. A failure of these product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same or similar therapeutic approaches.

RP1 and RP2 are our only clinical development-stage product candidates. Although we have another product candidate, RP3, in preclinical development and we intend to develop additional product candidates in the coming years, it will take additional investment and time for such product candidates to reach the same stage of development as those that are in clinical development, and there can be no assurance that they will ever do so. Since all of the product candidates in our current pipeline are based on our Immulytic platform, if RP1 fails in development as a result of any underlying problem with our Immulytic platform, then we may be required to discontinue development of all product candidates that are based on our therapeutic approach. If we were required to discontinue development of RP1, RP2 or our other product candidates, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach.

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates.

Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab and we have initiated in a Phase 2 clinical trial of RP1 in combination with cemiplimab in CSCC. We also expect to enroll approximately 30 patients in a Phase 1 clinical trial of RP1 alone in organ transplant recipients with CSCC with the clinical trial expected to initiate in the first quarter of 2020. Additionally, RP2, the next product candidate from our Immulytic platform, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab. Our third product candidate, RP3, is in preclinical development, which we expect to enter clinical development in 2020. Our product candidates will require preclinical and/or clinical trials before we can submit a marketing application to the applicable regulatory authorities.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later stage clinical trials. Our product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect in humans, and may not ultimately prove to be safe and effective.

Preliminary and final results from preclinical studies and early stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer term studies. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of a clinical trial, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage.

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

•                  our third party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

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

We anticipate that our product candidates will be used in combination with third party drugs, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into an agreement with BMS for the supply of nivolumab, its antiPD1 therapy, for use in connection with our current Phase 1/2 clinical trials with RP1 and RP2. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its antiPD1 therapy, for clinical trials conducted under the Regeneron agreement. We are enrolling patients in our first planned clinical trial under the agreement, a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. We may enter into additional agreements for the supply of antiPD1 products for use in connection with the development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we are planning a new clinical trial for use of RP1 as a monotherapy, we are developing RP1 and our other product candidates for use in combination with antiPD1 or antiPDL1 therapies and may develop RP1 or our other product candidates for use with other therapies. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

Undesirable side effects caused by any of our product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly postmarketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our product candidates. Undesirable side effects may limit the potential market for any approved products or could result in the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. Later discovered undesirable side effects may further result in the imposition of a REMS, label revisions, post approval study requirements, or other testing and surveillance.

If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off label” uses, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These off label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off label use.

If we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of our products, following approval, for off label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other postmarketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post approval.

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post approval studies or postmarket surveillance. Any such restrictions could limit sales of the product.

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

Should any of the above actions take place, we could be prevented from or significantly delayed in achieving profitability. Further, the cost of compliance with post approval regulations may have a negative effect on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

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

•                  achieving market acceptance of our product candidates by patients, the medical community, and third party payors;

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authorities’ approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors coverage decisions.

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

We may also or alternatively decide to collaborate with third party marketing and sales organizations to commercialize any approved product candidates in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

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

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of our product candidates by the medical community, patients, and third party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

•                  the price concessions required by third party payors to obtain coverage;

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

•                  the extent and strength of our third party manufacturer and supplier support;

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

The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are coadministered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDA-approved oncolytic immunotherapy, TVec, which has yet to enjoy broad market acceptance. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

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

Risks related to our financial position and need for additional capital

We are a clinical stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock in our IPO. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our Immulytic platform, RP1 and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2019 and 2018, we reported a net loss of $30.8 million and $19.7 million, respectively. For the three and six months ended September 30, 2019, we reported a net loss of $11.1 million and $20.6 million, respectively. For the three and six months ended September 30, 2018, we reported a net loss of $6.5 million and $16.5 million, respectively. At September 30, 2019, we had an accumulated deficit of $80.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1 and any additional product candidates we may develop.

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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2019, our cash and cash equivalents and short-term investments were $109.9 million We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

•                  the cost and timing of operating our manufacturing facility;

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar year 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. It is also possible that we will fail to identify patentable aspects of our research and development efforts in time to obtain patent protection.

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

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad, including through opposition proceedings, derivation proceedings, inter partes review, interference proceedings or litigation. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for our technology. Protecting against the unauthorized use of our patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

In addition, we are developing certain of our product candidates in combination with nivolumab and cemiplimab, which are covered by patents or licenses held by BMS and Regeneron, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also plan to develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third party patents covering the product candidate or product recommended for administration with RP1 or our other product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the LeahySmith America Invents Act, or the LeahySmith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The LeahySmith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost effective avenues for competitors to challenge the validity of patents. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the LeahySmith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the LeahySmith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment of our patents in such a way that they no longer cover and protect RP1 and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner’s patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on RP1 and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and Affordable Care Act, or ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12 year exclusivity period.

RP1 and our other product candidates are all biological product candidates. We anticipate being awarded market exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, 10 years in Europe and significant durations in other markets. However, the term of the patents that cover such product candidates may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, if all of the patents that cover our particular biological product expire before the 12 year market exclusivity expires, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.

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

Risks related to manufacturing and our reliance on third parties

We have agreements with BMS and Regeneron, and in the future may have agreements with other companies, to obtain the supply of antiPD1 therapies for the development of our other product candidates. If our relationships with BMS, Regeneron, or any future collaborator or supplier are not successful, we may be delayed in completing the development of our other product candidates.

We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1 and RP2. BMS is providing nivolumab, its antiPD1 therapy, for use in our ongoing Phase 1/2 clinical trials with RP1 and RP2 and Regeneron is providing cemiplimab, its antiPD1 therapy, for use in our randomized, controlled Phase 2 clinical trial with RP1 in approximately 240 patients with CSCC and other potential clinical trials. We may also enter into agreements with additional companies for the supply of antiPD1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to rerun clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements we may have to rerun clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.

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

We rely on third party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

In addition, we will be required to report certain financial interests of our third party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Until our manufacturing facility is fully operational and for period of time thereafter, we will rely on third party contract manufacturers to manufacture our clinical trial product supplies. There can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates or programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third party manufacturers, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the therapeutic substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our third party manufacturers may breach, terminate, or not renew these agreements.

Any problems or delays we experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in product development timelines and FDA or comparable foreign regulatory authority approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost and quality, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and may materially harm our business, financial condition, results of operations, stock price and prospects.

We currently have only one contract manufacturer for our product candidates for use in our clinical trials. In addition, we do not have any long term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates or their components. The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our contract manufacturers may not perform as agreed. If our manufacturers were to encounter these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

Contract manufacturers of our product candidates may be unable to comply with our specifications, applicable cGMP requirements or other FDA, state or foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

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

We have obtained an occupancy certificate with respect to a lease signed in June 2018 for an approximately 63,000 square foot facility in Framingham, Massachusetts at which we intend operate our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. Should we fail to comply with cGMP regulations, the opening of our manufacturing facility will be delayed. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

In operating our own manufacturing facility, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, regulatory, facilities and information technology. If we experience unanticipated employee turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility, which may negatively affect our product development timeline.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act, or HITECH), or HIPAA, the FCPA, the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those that apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

If the government or third party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved therapeutics. Marketing approvals, pricing, and reimbursement for new therapeutic products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a therapeutic before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Regulatory authorities and third party payors, such as private health insurers, and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third party payors are requiring that companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, are challenging the prices charged for therapeutics, and are negotiating price concessions based on performance goals.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United

States and in international markets. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, financial condition, results of operations, stock price and prospects.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may seek alternative therapies. We may need to conduct postmarketing studies in order to demonstrate the cost effectiveness of any products to the satisfaction of hospitals, other target customers and their third party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost effective. Adequate third party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, federal programs impose penalties on manufacturers of therapeutics in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. A few states have also passed or are considering legislation intended to prevent significant price increases. Regulatory authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as cost effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could cause us to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, third party payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performance-based discounts, and challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We would incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third party claims. Although we generally contract with third parties for the disposal of hazardous materials and wastes from our operations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Our internal computer systems, or those of our third party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

Our internal computer systems, and those of our CROs, CMOs, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyber-attacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed.

Risks related to our operations

We will need to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2019, we had 85 fulltime employees, including 72 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. To date, we have hired additional finance and accounting personnel and have engaged a third party consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

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

We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending March 31, 2020, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We believe that any internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our disclosure controls and procedures were not effective as of March 31, 2019, and in any event may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, we concluded that, as of September, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

At September 30, 2019, we had $109.9 million of cash and cash equivalents and short term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

Exchange rate fluctuations may materially affect our results of operations and financial conditions.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the British pound and the euro, may adversely affect us. Although we are based in the United States, we have significant research and development operations in the United Kingdom, and source third party manufacturing, consulting and other services in the United Kingdom and the European Union. As a result, our business and the price of our common stock may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

•                  the total expenses we incur in connection with equipping, and operating our manufacturing facility and the actual timing of the facility becoming fully operational;

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

Based on the number of shares outstanding as of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the expiration of contractual or legal restrictions on resale lapse, the market price of our common stock could decline. These sales may make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisition.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We are an emerging growth company. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and critical audit matters reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) March 31, 2024, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by nonaffiliates to exceed $700.0 million as of the prior September 30th, and (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three year period.

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

•                  any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•                  any action asserting a claim against us that is governed by the internal affairs doctrine.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for corporate disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc.	8-K	September 10, 2019	3.1
10.1	Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated August 7, 2019	8-K	August 8, 2019	10.1
10.2	Sales Agreement, dated as of August 8, 2019, by and between Replimune Group, Inc. and SVB Leerink LLC	8-K	August 8, 2019	10.2
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

REPLIMUNE GROUP, INC.

Dated: November 12, 2019	By:	/s/ Robert Coffin
Name: Robert Coffin
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Stephen Gorgol
Name: Stephen Gorgol
Title: Chief Accounting Officer
(Principal Financial and Accounting Officer)