Form 10-Q
period 2019-12-31
Replimune Group, Inc.
filed 2020-02-13
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 10, 2020 was 36,645,650

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I -    FINANCIAL INFORMATION

Item 1. Financial Statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31,	March 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$63,002	$25,704
Short-term investments	117,877	109,107
Research and development incentives receivable	4,775	2,474
Prepaid expenses and other current assets	5,220	3,696
Total current assets	190,874	140,981
Property, plant and equipment, net	5,654	12,159
Restricted cash	1,636	1,186
Right-to-use asset - operating leases	4,731	—
Right-to-use asset - financing leases	47,528	—
Total assets	$250,423	$154,326

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,256	$7,084
Accrued expenses and other current liabilities	4,557	2,801
Operating lease liabilities, current	1,011	—
Financing lease liabilities, current	2,393	—
Total current liabilities	14,217	9,885
Deferred rent, net of current portion	—	24
Financing obligation	—	6,561
Long term debt, net of debt discount	9,739	—
Operating lease liabilities, non-current	3,886	—
Financing lease liabilities, non-current	25,016	—
Total liabilities	52,858	16,470
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2019 and March 31, 2019; 36,645,650 and 31,656,950 shares issued and outstanding as of December 31, 2019 and March 31, 2019	37	32
Additional paid-in capital	295,084	198,645
Accumulated deficit	(96,509)	(59,766)
Accumulated other comprehensive loss	(1,047)	(1,055)
Total stockholders’ equity	197,565	137,856
Total liabilities and stockholders’ equity	$250,423	$154,326

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development	$11,948	$7,857	$27,573	$16,760
General and administrative	4,716	2,280	12,240	6,360
Total operating expenses	16,664	10,137	39,813	23,120
Loss from operations	(16,664)	(10,137)	(39,813)	(23,120)
Other income (expense):
Research and development incentives	951	1,577	2,192	1,937
Investment income	550	882	1,804	1,775
Interest expense	(834)	—	(1,029)	—
Change in fair value of warrant liability	—	—	—	(5,452)
Other income (expense)	(192)	5	10	682
Total other income (expense), net	475	2,464	2,977	(1,058)
Net loss attributable to common stockholders	$(16,189)	$(7,673)	$(36,836)	$(24,178)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.24)	$(1.13)	$(1.18)
Weighted average common shares outstanding, basic and diluted	34,877,944	31,577,313	32,742,148	20,433,580

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net loss	$(16,189)	$(7,673)	$(36,836)	$(24,178)
Other comprehensive loss:
Foreign currency translation gain (loss)	408	(102)	8	(1,088)
Net unrealized loss on short-term investments, net of tax	(25)	(55)	—	(54)
Comprehensive loss	$(15,806)	$(7,830)	$(36,828)	$(25,320)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)
(Unaudited)

							Accumulated
	Convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balances as of March 31, 2019	—	$—	31,656,950	$32	$198,645	$(59,766)	$(1,055)	$137,856
Foreign currency translation adjustment	—	—	—	—	—	—	(182)	(182)
Unrealized gain on short-term investments	—	—	—	—	—	—	65	65
Exercise of stock options	—	—	6,751	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	1,810	—	—	1,810
Impact of adoption of ASC 842	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	(9,508)	—	(9,508)
Balances as of June 30, 2019	—	—	31,663,701	32	200,473	(69,181)	(1,172)	130,152
Foreign currency translation adjustment	—	—	—	—	—	—	(218)	(218)
Unrealized loss on short-term investments	—	—	—	—	—	—	(40)	(40)
Exercise of stock options	—	—	55,645	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	1,781	—	—	1,781
Net loss	—	—	—	—	—	(11,139)	—	(11,139)
Balances as of September 30, 2019	—	—	31,719,346	32	202,359	(80,320)	(1,430)	120,641

Issuance of common stock through ATM sales, net of offering costs	—	—	287,559	—	4,431	—	—	4,431
Issuance of common shares upon closing of follow-on public offering, net of issuance costs and underwriter fees of $4,017	—	—	4,516,561	5	57,448	—	—	57,453
Issuance of prefunded warrants to purchase common stock, net of issuance costs and underwriter fees of $1,797			—	—	28,145	—	—	28,145
Foreign currency translation adjustment	—	—	—	—	—	—	408	408
Unrealized loss on short-term investments	—	—	—	—	—	—	(25)	(25)
Exercise of stock options	—	—	122,184	—	357	—	—	357
Stock-based compensation expense	—	—	—	—	2,344	—	—	2,344
Net loss	—	—	—	—	—	(16,189)	—	(16,189)
Balances as of December 31, 2019	—	$—	36,645,650	$37	$295,084	$(96,509)	$(1,047)	$197,565

Balances as of March 31, 2018	1,925,968	$86,361	5,007,485	$5	$1,097	$(28,932)	$(238)	$(28,068)
Foreign currency translation adjustment	—	—	—	—	—	—	(847)	(847)
Unrealized gain on short-term investments	—	—	—	—	—	—	35	35
Stock-based compensation expense	—	—	—	—	225	—	—	225
Net loss	—	—	—	—	—	(10,044)	—	(10,044)
Balances as of June 30, 2018	1,925,968	86,361	5,007,485	5	1,322	(38,976)	(1,050)	(38,699)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(1,925,968)	(86,361)	19,157,360	19	86,342	—	—	86,361
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	7,094	—	—	7,094
Repurchase of class A common stock upon closing of initial public offering	—	—	(26,258)	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriter fees of $9,935	—	—	7,407,936	7	101,177	—	—	101,184
Foreign currency translation adjustment	—	—	—	—	—	—	(139)	(139)
Unrealized loss on short-term investments	—	—	—	—	—	—	(34)	(34)
Exercise of stock options	—	—	7,149	1	11		—	12
Stock-based compensation expense	—	—	—	—	718	—	—	718
Net loss	—	—	—	—	—	(6,461)	—	(6,461)
Balances as of September 30, 2018	—	—	31,553,672	32	196,664	(45,437)	(1,223)	150,036
Foreign currency translation adjustment	—	—	—	—	—	—	(102)	(102)
Unrealized loss on short-term investments	—	—	—	—	—	—	(55)	(55)
Exercise of stock options	—	—	87,000	—	153	—	—	153
Stock-based compensation expense	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	(7,673)	—	(7,673)
Balances as of December 31, 2018	—	$—	31,640,672	$32	$197,697	$(53,110)	$(1,380)	$143,239

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,836)	$(24,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,935	1,823
Depreciation and amortization	191	106
Change in fair value of warrant liability	—	5,452
Net amortization of premiums and discounts on short-term investments	(899)	(1,171)
Noncash interest expense	94	40
Changes in operating assets and liabilities:
Research and development incentives receivable	(2,184)	340
Prepaid expenses and other current assets	(1,520)	(589)
Operating lease, right-of-use-asset	421	—
Finance lease, right-of-use-asset	666	—
Long term prepaid rent	(14,051)	—
Accounts payable	(2,585)	(521)
Accrued expenses and other current liabilities	1,781	(767)
Operating lease liabilities	(303)	—
Deferred rent	—	120
Net cash used in operating activities	(49,290)	(19,345)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,202)	(752)
Purchase of short-term investments	(119,611)	(134,624)
Proceeds from sales and maturities of short-term investments	111,739	58,958
Net cash provided by (used in) investing activities	(13,074)	(76,418)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	57,453	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	28,145	—
Proceeds from issuance of common stock through ATM sales	4,431	—
Proceeds from long-term debt	10,000	—
Payment of issuance costs	(355)	(2,157)
Exercise of stock options	480	165
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and discounts	—	103,341
Principal payment of finance lease obligation	(22)	—
Net cash provided by financing activities	100,132	101,349

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(1,009)
Net increase in cash, cash equivalents and restricted cash	37,748	4,577
Cash, cash equivalents and restricted cash at beginning of period	26,890	17,661
Cash, cash equivalents and restricted cash at end of period	$64,638	$22,238
Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock warrants into common stock warrants	$—	$7,094
Conversion of convertible preferred stock into common stock	$—	$86,361
Purchases of property and equipment included in accounts payable	$—	$108
Lease assets obtained in exchange for new financing lease liabilities	$48,224	$—
Lease assets obtained in exchange for new operating lease liabilities	$5,152	$—
Amounts capitalized under the built-to-suit lease transaction	$—	$4,932

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

Forward stock split

On July 9, 2018, the Company effected a l -for-9.94688 forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Convertible Preferred Stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this forward stock split and adjustment of the convertible preferred stock conversion ratios. Further, on July 9, 2018, the Company’s authorized shares of common stock were increased to 27,314,288. Accordingly, the authorized shares of common stock presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the newly authorized shares of common stock.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization  of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $16,189 and $7,673 for the three months ended December 31, 2019 and 2018, respectively and net losses of $36,836 and $24,178 for the nine months ended December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019, the Company had an accumulated deficit of $96,509. The Company expects to continue to generate operating losses for the foreseeable future. As of February 13, 2020, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

If the Company is unable to obtain funding it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or it may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations , if at all.

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

The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances . Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Unaudited interim financial information

The accompanying consolidated balance sheet as of December 31, 2019, the consolidated statements of operations, of comprehensive loss and of convertible preferred stock and stockholders’ equity for the three and nine months ended December 31, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended December 31, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2019 and the results of its operations for the three and nine months ended December 31, 2019 and 2018. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2019 and 2018 are unaudited. The results for the three and nine months ended December 31, 2019 are not necessarily indicative of results to be expected for the year ending March 31, 2020, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

During the three and nine months ended December 31, 2019, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, except as described below.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Updates (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-17 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-17 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2018-17 on April 1, 2019. The adoption of ASU 2018- 17 did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016-02, as amended, on April 1, 2019, which supersedes the current leasing guidance and upon adoption, requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Upon the adoption of the guidance, operating leases are capitalized on the balance sheet at the present value of lease payments. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 was calculated using the applicable incremental borrowing rate at the date of adoption.

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

The following table summarizes the financial impact on the Company’s condensed consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on April 1, 2019:

	March 31, 2019	Adjustments	April 1, 2019
Property, plant, and equipment, net	$12,159	$(11,514)	$645
Right-to-use asset	$—	$789	$789
Long term prepaid rent	$—	$5,006	$5,006
Lease liabilities, current	$—	$388	$388
Lease liabilities, non-current	$—	$449	$449
Accrued expenses	$2,801	$(24)	$2,777
Deferred rent, net of current portion	$24	$(24)	$—
Financing obligation	$6,561	$(6,561)	$—
Accumulated deficit	$(59,766)	$93	$(59,673)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 will be effective for the Company beginning April 1, 2020 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

3.                                      Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$35,853	$—	$35,853
Commercial paper	—	42,172	—	42,172
US Government Agency bonds	—	23,158	—	23,158
US Treasury bonds	—	28,105	—	28,105
Corporate debt securities	—	34,564	—	34,564
	$—	$163,852	$—	$163,852

	Fair Value Measurements as of
	March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$2,676	$—	$2,676
Commercial paper	—	46,687	—	46,687
US Government Agency bonds	—	20,884	—	20,884
US Treasury bonds	—	41,057	—	41,057
Corporate debt securities	—	8,467	—	8,467
	$—	$119,771	$—	$119,771

During the three and nine months ended December 31, 2019 and 2018, there were no transfers between levels.

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

The Company used the Black-Scholes option-pricing model, which incorporated assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include: (i) the expected term of the warrants, (ii) the risk-free interest rate, (iii) the expected dividend yield, (iv) expected volatility of the price of the underlying series seed convertible preferred stock and (v) the fair value of the series seed convertible preferred stock on the valuation date. The Company estimated the fair value per share of the underlying series seed convertible preferred stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. Prior to July 2018, the Company was a private company and accordingly, lacked company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

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

The following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

Nine Months
Ended
December 31,
2018
Risk-free interest rate	2.81%
Expected dividend yield	0%
Expected term (in years)	7.2
Expected volatility	64.4%
Fair value of series seed preferred stock	$15.00

The following table presents a roll forward of the warrant liability:

Warrant
Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,452
Conversion of convertible preferred stock warrant into common stock warrant	(7,094)
Balance at December 31, 2018	$—

4.                                      Short-term investments

Short-term investments by investment type consisted of the following:

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$42,148	$24	$—	$42,172
US Government agency bonds	13,045	—	(9)	13,036
US Treasury bonds	28,107	—	(2)	28,105
Corporate debt securities	34,562	5	(3)	34,564
	$117,862	$29	$(14)	$117,877

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$46,687	$2	$(2)	$46,687
US Government agency bonds	15,889	4	—	15,893
US Treasury bonds	38,047	13	—	38,060
Corporate debt securities	8,469	—	(2)	8,467
	$109,092	$19	$(4)	$109,107

5.                                      Property, plant and equipment, net

	December 31,	March 31,
	2019	2019
Construction in progress	$726	$124
Plant and laboratory equipment	3,453	584
Leasehold improvements	368	154
Computer equipment	981	138
Office equipment	721	49
Build-to-suit lease asset	—	11,514
	6,249	12,563
Less: Accumulated depreciation and amortization	(595)	(404)
	$5,654	$12,159

Depreciation and amortization expense was $107 and $191 for the three and nine months ended December 31, 2019, respectively, and $37 and $106 for the three and nine months ended December 31, 2018, respectively.

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

6.                                      Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	March 31,
	2019	2019
Accrued research and development costs	$1,416	$530
Accrued compensation and benefits costs	2,099	1,510
Accrued professional fees	697	464
Deferred rent	—	24
Other	345	273
	$4,557	$2,801

7.                                      Long-Term Debt

Long-term debt consisted of the following:

December 31,
2019
Principal amount of long-term debt	$10,000
Unamortized debt discount	(261)
Long-term debt, net of discount	$9,739

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

Advances under the Term Loan Facility bear interest at a rate per annum equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, or (ii) 8.75%. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the Loan Agreement is four years, ending August 1, 2023.

Interest is payable on a monthly basis until March 1, 2022 (the “Amortization Date”). After the Amortization Date, payments shall consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full.

At any time the Company may prepay the principal of any advance pursuant to the terms of the Term Loan Facility subject to a prepayment charge equal to: 3.0%, if such advance is prepaid within the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months but prior to twenty four months following the Closing Date, and 1.0%, if such advance is prepaid anytime thereafter. The Company will also pay a charge equal to the product of 4.95% and the aggregate amount of any advance made pursuant to the terms of the Term Loan Facility.

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

The Company recognized aggregate interest expense under the Hercules Loan Agreement of $302 and $376 during the three and nine months ended December 31, 2019, which included non-cash interest expense of $81 and $94 related to the accretion of the debt discount and the final payment. As of December 31, 2019, the unamortized debt discount was $261. The Company’s annual effective interest rate of the Hercules Loan Agreement was approximately 10.1% for the period from August 8, 2019 to December 31, 2019.

There were no principal payments due or paid under the Hercules Loan Agreement during the three and nine months ended December 31, 2019.

Future payments of long-term debt, as of December 31, 2019 are as follows (fiscal years):

2021	$—
2022	527
2023	6,558
2024	2,915
Total debt payments	$10,000

The table of future payments of long-term debt excludes the end of term charge of $495 which is due upon the maturity of the loan.

8.                                      Stockholders’ Equity

Common Stock

As of December 31, 2019 and March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.00l per share.

As of December 31, 2019 and March 31, 2019, the Company had reserved 10,472,126 and 6,873,744 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.

Undesignated Preferred Stock

As of December 31, 2019 and March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2019 or March 31, 2019.

Convertible Preferred Stock

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.” In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of December 31, 2019.

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

The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. The Company did not recognize any losses for the change in fair value of warrant liability within total other income (expense), net in the consolidated statements of operations for the three and nine months ended December 31, 2019, related to the change in fair value of the warrant liability.  The Company recognized a loss of $0 and $(5,452) in change in fair value of warrant liability within total other income (expense), net in the consolidated statements of operations for the three and nine months ended December 31, 2018, respectively, related to the change in fair value of the warrant liability.

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

ATM Program

In August 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”) , through the Agent, as the Company’s sales agent.

Any Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”), as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended or in negotiated transactions, if authorized by the Company, and (ii) pursuant to, and only upon the effectiveness of, a registration statement on Form S- 3 filed by the Company with the Securities and Exchange Commission on August 8, 2019 for an offering of up to $250,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.

Subject to the terms of the Sales Agreement, the Agent will use commercially reasonable efforts to sell the Shares from time  to time, based upon the Company’s  instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sale of the Shares, if any. During the nine months ended December 31, 2019, the Company has issued and sold 287,559 shares of common stock for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM program.

Equity offerings

In November 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of (a) 3,678,031 shares of the Company’s common stock (the “Shares”), and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock (the “Pre-Funded Warrants”) to the Underwriters (the “Offering”). The Shares were sold to the purchasers at the public offering price of $13.61 per share. The Pre-Funded Warrants were sold at a public offering price of $13.6099 per Pre-Funded Warrant, which represents the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such Pre-

Funded Warrant. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to 881,704 additional shares of its common stock. In December 2019, the Underwriters partially exercised their purchase option and the Company issued and sold an additional 838,530 shares of its common stock.  The Company received aggregate net proceeds of approximately $85,598 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage by providing at least 61 days’ prior notice to the Company.  As of December 31, 2019, none of the warrants had been exercised.

9.                                      Stock-Based Compensation

2015 Enterprise Management Incentive Share Option Plan

The 2015 Enterprise Management Incentive Share Option Plan of Replimune UK (the “2015 Plan”) provided for Replimune UK to grant incentive stock options, non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock- based awards. Incentive stock options are granted only to the Company’s employees, including officers and directors who are also employees. Non-statutory stock options are granted to employees, members of the board of directors, outside advisors and consultants of the Company.

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors , advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was  2,659,885 as of December 31, 2019, of which 0 remained available for future grants as of December 31, 2019. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares, which is equal to the sum of (i) 3,486,118 shares of the Company’s common stock, plus (ii) the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan that remain available as of the effective date of the 2018 Plan (not to exceed 131,850 shares of the Company’s common stock). If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate , expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,370 shares pursuant to the terms of the 2018 Plan. As of December 31, 2019, 2,193,176 shares remained available for future grants under the 2018 Plan.

The 2015 Plan, the 2017 Plan and the 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors , except that the exercise price per share of incentive stock options may not be less than l 00% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Risk-free interest rate	1.68%	2.83%	2.17%	2.83%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	69.7%	63.3%	71.0%	61.7%
Expected dividend yield	0%	0%	0%	0%

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2019	3,721,784	$7.14	8.61	$30,150
Granted	1,515,535	15.00	9.41
Exercised	(184,580)	2.60
Cancelled	(136,337)	11.26
Outstanding as of December 31, 2019	4,916,402	$9.46	8.20	$26,959
Options exercisable as of March 31, 2019	1,278,930	$2.51	7.75	$16,249
Options exercisable as of December 31, 2019	1,924,564	$5.33	7.40	$17,650

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total fair value of options vested during the three and nine months ended December 31, 2019 was $1,063 and $4,480, respectively. The total fair value of options vested during the three and nine months ended December 31, 2018 was $211 and $1,042, respectively. As of December 31, 2019, there were no outstanding unvested service-based stock options held by non-employees.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Research and development	$1,318	$473	$2,974	$989
General and administrative	1,026	407	2,961	834
	$2,344	$880	$5,935	$1,823

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $18,483, which is expected to be recognized over a weighted average period of 2.70 years.

10.                               Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Numerator:
Net loss attributable to common stockholders	$(16,189)	$(7,673)	$(36,836)	$(24,178)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,877,944	31,577,313	32,742,148	20,433,580
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.24)	$(1.13)	$(1.18)

Included within weighted average common shares outstanding are common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which include stock options and warrants to purchase shares of series seed preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Common A stock has been excluded from the computation of diluted net loss per share because the shares have nominal economic participation rights. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended December 31,

	2019	2018

Options to purchase common stock	4,916,402	3,673,535
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	5,413,746	4,170,879

11.                              Significant agreements

Agreement with Bristol-Myers Squibb Company

In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”). Pursuant to the agreement, BMS will provide to the Company, at no cost, nivolumab for use in the Company’s ongoing clinical trial of RP1 in combination with nivolumab. Under the agreement, the Company will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to its compound in the clinical trial and agreed to manufacture and supply its compound, at its cost and for no charge to the Company, for use in the clinical trial. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD1 refractory melanoma.

Unless earlier terminated, the agreement will remain in effect until the latter of (i) the completion of the clinical trial, (ii) all related clinical trial data have been delivered to both parties and (iii) the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party (x) in the event of an uncured material breach by the other party, (y) in the event the other party is insolvent or in bankruptcy proceedings or (z) for safety reasons. Upon termination, the licenses granted to the Company to use BMS’s compound in the clinical trial will terminate.

As of December 31, 2019, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

In April 2019, the Company entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide to the Company, at no cost, nivolumab for use in the Company’s Phase 1 clinical trial of RP2 in combination with nivolumab.

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

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three and nine months ended December 31, 2019 and 2018, the Company did not make any payments under the terms of the agreement to Regeneron. During the three and nine months ended December 31, 2019, the Company received payments under the terms of the agreement to Regeneron of $760 and $2,008, respectively, which were recorded as an offset to research and development expenses on the consolidated statement of operations. The Company did not receive any payments under the terms of the agreement to Regeneron during the three and nine months ended December 31, 2018. As of December 31, 2019 and March 31, 2019, the Company recorded $1,017 and $337 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

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

In June 2018, the Company entered into an agreement to lease approximately 63,000 square feet of office, manufacturing and laboratory space within a previously occupied building with approximately 106,000 square feet of rentable space in Framingham, Massachusetts. Pursuant to the lease agreement, the lease term commenced in December 2018, subject to the landlord completing certain agreed upon landlord improvements. The rent commenced in August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions. Annual lease payments during the first year are $2,373 with increases of 3.0% each year.

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

Subsequent to the transition, construction was completed associated with approximately 10,500 square feet of the leased space in Framingham, Massachusetts and the Company occupied the building as office space beginning August 1, 2019. This space was determined to be a separate unit of account and is classified as a financing lease. The Company recorded a right-of-use asset and lease liability associated with the occupied space as of August 1, 2019. The right-of-use asset was recorded including $2,368 of prepaid rent of costs incurred prior to the commencement date. The Company occupied the remainder of the facility, approximately 53,000 square feet used as laboratory space, on October 22, 2019.  The Company recorded a right-of-use asset, which included prepaid rent costs of $18,425, and lease liability associated with the occupancy on October 22, 2019.

In June 2019, the Company entered into an agreement to lease approximately 18,700 square feet of office space in Woburn, Massachusetts. Pursuant to the lease agreement, the lease term commenced in August 2019. The rent commenced in September 2019. The initial lease term is ten years from the rent commencement date and includes an optional five-year extension. Annual lease payments during the first year are $488 with increases of approximately 1.6% each year. The Company recorded a right-of-use asset and a lease liability of $4,363 upon the commencement date of the lease and the lease is classified as an operating lease.

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-of-use assets -operating leases, current operating lease liabilities and long-term operating lease liabilities. Finance leases are included in the balance sheet as right-of-use asset — finance lease, finance lease liabilities, current, and finance lease liabilities, non-current. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated  the incremental borrowing rate in calculating the present value of the lease payments. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$607	$666
Interest on lease liabilities	591	652
Operating lease costs	262	633
Total lease cost	$1,460	$1,951

Finance lease costs of $90 and $149 are recognized in general and administrative expenses for the three and nine months ended December 31, 2019 and $517 in research and development expenses for both the three and nine months ended December 31, 2019. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of December 31, 2019:

	December 31, 2019
	Operating lease	Financing lease	Total
2020 (remaining three months)	$243	$593	$836
2021	1,034	2,411	3,445
2022	586	2,483	3,069
2023	596	2,558	3,154
2024	605	2,634	3,239
Thereafter	3,384	46,398	49,782
Total lease payments	6,448	57,077	63,525
Less: interest	1,551	29,668	31,219
Total lease liabilities	$4,897	$27,409	$32,306

The following disclosure is provided for periods prior to adoption of ASU 2016-02. Future annual minimum lease payment commitments as of March 31, 2019 were as follows, which included payments for the lease agreement in Framingham, Massachusetts which has not commenced under ASC 842, and therefore has not been recorded on the Company’s condensed consolidated balance sheet as of December 31, 2019:

2020	$2,062
2021	2,901
2022	2,493
2023	2,568
2024	2,645
2025	2,725
Thereafter	12,770
$28,164

The following table provides lease disclosure as of and for the three months ended December 31, 2019:

December 31, 2019
Leases
Right-to-use operating lease asset	$4,731
Right-to-use finance lease asset	47,528
Total lease assets	$52,259

Operating lease liabilities, current	$1,011
Finance lease liabilities, current	2,393
Operating lease liabilities, non-current	3,886
Finance lease liabilities, non-current	25,016
Total lease liabilities	$32,306

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$516
Operating cash flows from finance leases	$623
Financing cash flows from finance leases	$22
Right-to-use asset obtained in exchange for new operating lease liabilities	$5,152
Right-to-use asset obtained in exchange for new financing lease liabilities	$48,224
Variable lease costs	$—
Short term lease costs	$—
Weighted-average remaining lease term - operating leases	8.6 years
Weighted-average remaining lease term - financing leases	19.6 years
Weighted-average discount rate - operating leases	7%
Weighted-average discount rate - financing leases	8%

The variable lease costs and short-term lease costs were insignificant for the three and nine months ended December 31, 2019.

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2019 and March 31, 2019, the Company had committed to minimum payments under these arrangements totaling $5,113 and $4,694 through March 31, 2020, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or March 31, 2019.

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

13.                               Geographic Information

The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	December 31, 2019	March 31, 2019
United States	$5,136	$11,648
United Kingdom	518	511
	$5,654	$12,159

14.          Subsequent Events

Agreement with Bristol- Myers Squibb Company

In January 2020, the Company and BMS expanded the scope of the Clinical Trial Collaboration and Supply Agreement to provide that BMS will supply to the Company, at no cost, nivolumab for use in combination with RP1 in an additional cohort of 125 patients with anti-PD1 refractory melanoma.

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

The Phase 2 part of this clinical trial is designed to assess the safety and efficacy of RP1 in combination with an anti-PD-1 therapy in four cohorts of approximately 30 patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR tumors. Following SRC review of the Phase 1 data to date, including data from the expansion cohort receiving RP1 in combination with anti-PD-1 therapy, we have opened enrollment in all four cohorts, and completed enrollment in the melanoma cohort. In the Phase 2 part of the clinical trial, we are also evaluating efficacy as well as safety under the clinical trial protocol, primarily on the basis of the proportion of patients who respond within each tumor type cohort.  In January 2020 we announced our intention to open a further cohort of 125 patients with anti-PD1 refractory melanoma in this clinical trial, which we believe to be potentially registrationable (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We believe that the initial clinical data in this patient group with RP1 combined with nivolumab as presented at SITC in November 2019 was encouraging and resulted in our decision to open this further cohort.  We expect to present data from the competed melanoma cohort (which includes uveal and mucosal melanoma patients in addition to cutaneous melanoma) and further data from the non-melanoma skin cancer cohort in mid-2020.  Further, we expect to present data from the initial patients recruited into the bladder and MSI-H/dMMR cohorts in the fourth quarter of 2020.

This Phase 1/2 clinical trial is being conducted as a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in this clinical trial.

We have also entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, under which we intend to conduct clinical development of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron. For each clinical trial conducted under this collaboration, Regeneron will fund one-half of the clinical trial costs, supply cemiplimab at no cost, and grant us a non-exclusive, royalty-free license to cemiplimab for use in the applicable clinical trial. The first clinical trial under this collaboration is a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients in CSCC. This clinical trial is currently underway in the United States and Australia. We recently disclosed what we believe to be encouraging initial data in this indication from the Phase 1/2 clinical trial being conducted in combination with nivolumab. If compelling clinical data are generated demonstrating the benefits of the combined treatment in this clinical trial, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval. Recruitment into this controlled Phase 2 clinical trial is expected to take approximately eighteen to twenty four months and we expect the primary readout from the clinical trial in 2022.

After assessing the initial data from the Phase 1/2 clinical trial which we presented at SITC, we recently announced our intention to initiate an additional Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC in the first quarter of 2020 which we believe to be potentially registrationable (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We intend to enroll approximately 30 patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC. The protocol for this clinical trial has been accepted by the Federal Drug Administration, or FDA, and added to our Investigational New Drug application, or IND.

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

We initiated the Phase 1 clinical trial with RP2 in October 2019. The Phase 1 clinical trial of RP2 is also being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We expect to release initial data from this Phase 1 clinical trial in the second half of 2020. We intend to file an IND and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND/foreign equivalent enabling studies are currently underway.

Recent Developments

As announced at SITC, the Phase 1 part of our Phase 1/2 clinical trial of RP1 enrolled 36 patients with advanced heavily pre-treated cancers who were refractory to available therapy. Treatment with RP1 alone was given up to five times at various dose levels injected into a single tumor to determine the recommended Phase 2 dose (N=22), following which RP1 was given up to eight times at the recommended dose in combination with nivolumab starting with the second dose of RP1 (N=14). Based on the data, which we believe showed a favorable safety profile for both RP1 alone and in combination with nivolumab, the RP1 dosing regimen moved forward into Phase 2 development with an initial dose of up to 10mL of 1x106 pfu/ml followed by subsequent doses of up to 10mL of 1x107 pfu/ml.

In the dose rising monotherapy part of the Phase 1/2 clinical trial, as announced at SITC, RP1 was associated with tumor destruction, including delayed systemic post-study tumor reduction of uninjected tumors without further therapy. In the combination portion of the Phase 1 part of the clinical trial, evidence of anti-tumor activity was observed in multiple patients with a variety of tumor types, particularly in CSCC and melanoma, but also in microsatellite instability high (MSI-H) colorectal cancer and esophageal cancer patients. Additionally, the first three of four patients with anti-CTLA-4 and anti-PD-1 refractory cutaneous melanoma treated with RP1 combined with nivolumab, two from the Phase 1 part of the clinical trial and one from the Phase 2 part of the clinical trial, were observed to be responding to therapy, and clinical activity had been seen in four of the first five patients treated with CSCC. Of what we believe to be of particular note, substantial tumor reduction was observed in a number of patients after just the first dose of RP1, but before the introduction of nivolumab two weeks later, and multiple examples of responses of uninjected tumors were seen.

We also announced that biomarker data further confirmed the mechanism of action of RP1 alone and in combination with nivolumab, suggesting that RP1 provides broad anti-tumor immune activation. These biomarkers included assessment of the levels of CD8+T cells and PD-L1, increases of which were observed in serial tumor biopsies across tumor types. The kinetics of virus detection also suggested that robust virus replication in tumors occurs.

Further, we have completed the build-out of, and obtained an occupancy certificate with respect to, our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts and expect that the facility will be operational in the first half of 2020.

On January 8, 2020, our board of directors approved the appointment of Philip Astley-Sparke as our chief executive officer in place of Dr. Robert Coffin, who elected to transition from the role of chief executive officer to the role of President and Chief Research and Development Officer.

Financial overview

Since our inception, we have devoted substantially all of our resources to developing our lmmulytic platform and our lead product candidate, RP1, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities. We do not have any products approved for sale and have not generated any revenue from product sales. On July 24, 2018, we completed our initial public offering (IPO) of our common stock and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $9.9 million after deducting discounts and commissions and other offering expenses.  On November 18, 2019, we completed a follow-on public stock offering of (i) 3,678,031 shares of our common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant.  On December 13, 2019 we sold 838,530 shares of our common stock to the underwriters at the public offering price in connection with the underwriters’ partial exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $16.2 million and $7.7 million for the three months ended December 31, 2019 and 2018, respectively, and $36.8 million and $24.2 million for the nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $96.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for RP1 or our other product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership in any jurisdiction (which we currently do not intend to do in the United States) , we expect to incur significant expenses related to developing our internal commercialization capability to support product sales , marketing , and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing , distribution, or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2019, we had cash and cash equivalents and short-term investments of $180.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2022.

See “- Liquidity and capital resources” and “Risk factors-Risks related to our financial position and need for additional capital.”

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in thousands)
RP1	$4,276	$4,026	$10,660	$7,633
Unallocated research and development expenses	7,672	3,831	16,913	9,127
Total research and development expenses	$11,948	$7,857	$27,573	$16,760

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials of RP1, begin enrollment for clinical trials of RP2 and complete preclinical development and pursue initial stages of clinical development of RP3 and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•                  the scope, rate of progress , expense and results of our ongoing clinical trials of RP1, as well as of any future clinical trials of RP2 and RP3 or other product candidates and other research and development activities that we may conduct;

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

Interest expense

Interest expense primarily consists of amortization of finance charges under our financing lease and the amortization of debt discount and cash paid for interest under the Term Loan Facility.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

Since our inception and through December 31, 2019, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

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

Results of operations

Comparison of the three months ended December 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$11,948	$7,857	$4,091
General and administrative	4,716	2,280	2,436
Total operating expenses	16,664	10,137	6,527
Loss from operations	(16,664)	(10,137)	(6,527)
Other income (expense):
Research and development incentives	951	1,577	(626)
Investment income	550	882	(332)
Interest expense	(834)	—	(834)
Other income (expense)	(192)	5	(197)
Total other income (expense), net	475	2,464	(1,989)
Net loss	$(16,189)	$(7,673)	$(8,516)

Research and development expenses

	Three Months Ended
	December 31,
	2019	2018	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$4,276	$4,026	$250
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,395	1,932	2,463
Other	3,277	1,899	1,378
Total research and development expenses	$11,948	$7,857	$4,091

Research and development expenses for the three months ended December 31, 2019 were $11.9 million, compared to $7.9 million for the three months ended December 31, 2019. The increase of $4.0 million was due primarily to an increase of approximately $0.2 million in direct research costs associated with RP1 and an approximately $3.8 million increase in our unallocated research and development costs. The increase in RPl costs was due primarily to an increase in clinical trial costs in the three months ended December 31, 2019 associated with our ongoing Phase 1/2 clinical trial.

The increase in unallocated research and development expenses reflected an increase of $2.5 million in personnel-related costs, including stock-based compensation, and an increase of $1.3 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RP1 in patients with CSCC Personnel-related costs for the three months ended December 31, 2019 and 2018 included stock-based compensation expense of $1.3 million and $0.5 million, respectively. Included within the stock compensation expense for the three months ended December 31, 2019 was $0.5 million for the modification of certain stock options related to the departure of an executive. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $4.7 million for the three months ended December 31, 2019, compared to $2.3 million for the three months ended December 31, 2018. The increase of $2.4 million primarily reflected increases of $1.2 million in personnel related costs, $0.4 million in professional fees, $0.6 million in facility costs and $0.2 million in other costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.  Personnel-related costs for the three months ended December 31, 2019 and 2018 included stock-based compensation expense of $1.0 million and $0.4 million, respectively.

Other income (expense), net

Other income, net was $0.5 million for the three months ended December 31, 2019, compared to other income, net of $2.5 million for the three months ended December 31, 2018. The decrease in other income, net of $2.0 million was primarily attributable to a $0.8 million increase in interest expense including $0.5 million related to amortization of finance charges under our financing lease and $0.3 million related to our Term Loan Facility, a $0.6 million decrease in research and development incentives due to changes in the location of research and development services being performed, a $0.3 million decrease in investment income due to changes in the short-term investment balances as well as the rate of return on the associated investment, and a $0.2 million increase in other expense, net due primarily to changes in foreign currency exchange rates of Great British Pounds to United States Dollars.

Comparison of the nine months ended December 31, 2019 and 2018

The following table summarizes our results of operations for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,
	2019	2018	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$27,573	$16,760	$10,813
General and administrative	12,240	6,360	5,880
Total operating expenses	39,813	23,120	16,693
Loss from operations	(39,813)	(23,120)	(16,693)
Other income (expense):
Research and development incentives	2,192	1,937	255
Investment income	1,803	1,775	28
Interest expense	(1,028)	—	(1,028)
Change in fair value of warrant liability	—	(5,452)	5,452
Other income	10	682	(672)
Total other income (expense), net	2,977	(1,058)	4,035
Net loss	$(36,836)	$(24,178)	$(12,658)

Research and development expenses

	Nine Months Ended
	December 31,
	2019	2018	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$10,660	$7,633	$3,027
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	10,776	5,019	5,757
Other	6,137	4,108	2,029
Total research and development expenses	$27,573	$16,760	$10,813

Research and development expenses for the nine months ended December 31, 2019 were $27.6 million, compared to $16.8 million for the nine months ended December 31, 2018. The increase of $10.8 million was due primarily to an increase of approximately $3.0 million in direct research costs associated with RP1 and an approximately $7.8 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended December 31, 2019 associated with our ongoing Phase 1/2 clinical trial.

The increase in unallocated research and development expenses reflected an increase of $5.8 million in personnel-related costs, including stock-based compensation, and an increase of $2.0 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions as we began work on our planned Phase 2 clinical trial of RPl in patients with CSCC. Personnel-related costs for the nine months ended December 31, 2019 and 2018 included stock-based compensation expense of $3.0 million and $1.0 million, respectively.  Included within the stock compensation expense for the nine months ended December 31, 2019 was $0.5 million for the modification of certain stock options related to the departure of  an executive. Other costs increased primarily due to purchases of supplies used across all of our product candidates.

General and administrative expenses

General and administrative expenses were $12.2 million for the nine months ended December 31, 2019, compared to $6.4 million for the nine months ended December 31, 2018. The increase of $5.8 million primarily reflected increases of $3.5 million in personnel related costs, $1.2 million in facility costs, $0.6 million in other costs and $0.5 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States.  Personnel-related costs for the nine months ended December 31, 2019 and 2018 included stock-based compensation expense of $3.0 million and $0.8 million, respectively.

Other income (expense), net

Other income, net was $3.0 million for the nine months ended December 31, 2019, compared to other expense, net of $(1.1) million for the nine months ended December 31, 2018. The increase in other income, net of $4.1 million was primarily attributable to a $5.5 million charge related to the change in the fair value of the warrant liability in 2018 that did not recur in 2019 and a $0.3 million increase in research and development incentives, partially offset by a $1.0 million increase in interest expense including $0.6 million related to amortization of finance charges under our financing lease and $0.4 million related to our Term Loan Facility and a $0.7 million decrease in other income due primarily to changes in foreign currency exchange rates of Great British Pounds to United States Dollars.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale equity securities. Through December 31, 2019, we had received gross proceeds of approximately $304.0 million from our sales of common stock, preferred stock and our Term Loan Facility. As of December 31, 2019, we had cash and cash equivalents and short-term investments of $180.9 million.

On July 24, 2018, we completed our IPO and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of our common stock, resulting in additional net proceeds of $9.9 million after deducting discounts and commissions and other offering expenses.  On November 18, 2019, we closed a follow-on public offering of (i) 3,678,031 shares of its common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant.  On December 13, 2019 we sold 838,530 shares of our common stock at the public offering price in connection with the underwriters’ partial exercise of option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in thousands)
Net cash used in operating activities	$(49,290)	$(19,345)
Net cash used in investing activities	(13,074)	(76,418)
Net cash provided by financing activities	100,132	101,349
Effect of exchange rate changes on cash and cash equivalents	(20)	(1,009)
Net increase in cash and cash equivalents	$37,748	$4,577

Operating activities

During the nine months ended December 31, 2019, net cash used in operating activities was $49.3 million, primarily resulting from our net loss of $36.8 million and net cash used by changes in our operating assets and liabilities of $17.8 million, partially offset by net non- cash charges of $5.3 million. Net cash used by changes in our operating assets and liabilities for the nine months ended December 31, 2019 consisted primarily of a $14.1 million increase in long-term prepaid rent,  a $2.6 million decrease in accounts payable, a $2.2 million increase in research and development incentives receivable, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures, a $1.5 million increase in prepaid expenses and other current assets and  a $0.3 million decrease in operating lease liabilities offset by a $1.8 million increase in accrued expenses and other current liabilities, $0.7 million decrease in operating lease, right-of-use asset and $0.4 million decrease in financing lease, right-of-use-asset.

During the nine months ended December 31, 2018, net cash used in operating activities was $19.3 million, primarily resulting from our net loss of $24.2 million, net cash used in changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $6.2 million. Net cash used in changes in our operating assets and liabilities for the nine months ended December 31, 2018 consisted primarily of a $0.6 million increase in prepaid expenses and other current assets, a $0.5 million decrease in accounts payable and a $0.8 million decrease in accrued expenses and other current liabilities, partially offset by a $0.3 million decrease in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.1 million increase in deferred rent .

Investing activities

During the nine months ended December 31, 2019, net cash used in investing activities was $13.1 million, consisting of $119.6 million in purchases of available for sale securities and $5.2 million in purchases of property, plant and equipment , partially offset by $111.7 million in proceeds from sales and maturities of short-term investments.

During the nine months ended December 31, 2018, net cash used in investing activities was $76.5 million, consisting of $134.6 million in purchases of available for sale securities and $0.9 million in purchases of property, plant and equipment partially offset by $59.0 million in proceeds from maturities of short-term investments.

We expect that purchases of property, plant and equipment will increase over the next several years resulting from our intended establishment of our own in-house manufacturing facility.

Financing activities

During the nine months ended December 31, 2019, net cash provided by financing activities was $100.1 million, consisting of $57.5 million in proceeds from the issuance of common stock in follow-on public offering, $28.1 million in proceeds from issuance of pre-funded warrants to purchase common stock, $10.0 million in proceeds from the long-term debt, $4.4 million in proceeds from the issuance of common stock through ATM sales and $0.5 million in proceeds from the exercise of stock options, partially offset by $0.4 million in payments of issuance costs and $22,000 in principal payments of finance lease obligations.

During the nine months ended December 31, 2018, net cash provided by financing activities was $101.3 million, consisting of $103.3 million in proceeds from the issuance of common stock upon IPO and $0.2 million from the exercise of stock options, partially offset by $2.2 million in payments of issuance costs.

Funding requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of RPl and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company following the completion of this offering. We expect that our expenses will increase substantially if and as we:

•                  conduct our current and future clinical trials of RP1;

•                  progress the preclinical and clinical development of RP2 and RP3;

•                  establish, equip , and operate our own in-house manufacturing facility;

•                  seek to identify and develop additional product candidates;

•                  seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•                  establish a sales , marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

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

As of December 31, 2019, we had cash and cash equivalent s and short-term investments of $180.9 million. We believe that our existing cash and cash equivalents and short-term investments, will  enable us to fund our operating expenses and capital expenditure requirements  will enable us to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2022.

Because of the numerous risks and uncertainties associated with the development of RPl and other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including those described in this section and above under “Operating expenses-Research and development expenses.”

Developing novel biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time- consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any products for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of therapies that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

Contractual obligations and commitments

During the nine months ended December 31, 2019, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019.

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the Securities and Exchange Commission on June 28, 2019, the following involve the most judgment and complexity:

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

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements , as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2019 , which was filed with the Securities and Exchange Commission on June 28, 2019.

Item 3. Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

As of December 31, 2019, we had cash and cash equivalents and short-term investments of $180.9 million, which consisted of cash equivalents, commercial paper and commercial debt securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2019, we had $10.0 million of borrowings outstanding under our Term Loan Facility. Borrowings under our Term Loan Facility bear interest at variable rates. Based on the principal amounts outstanding as of December 31, 2019, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.

Foreign currency exchange risk

Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British Pound. We are exposed to foreign exchange rate risk. During the three and nine months ended December 31, 2019, we recognized foreign currency transaction gains of $0.4 million and $8,000, respectively. During the three and nine months ended December 31, 2018, we recognized foreign currency transaction losses of $0.1 million, and $1.1 million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Emerging growth company status

As an “emerging growth company,” the JOBS Act permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result , we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated , can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The  design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).

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

We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, including accounting for preferred stock, stock-based compensation , warrant liabilities and leases.

Each of these control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute material weaknesses.

Remediation Activities

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been completed as of the quarter ending December 31, 2019:

•                  We hired a Chief Financial Officer and other additional full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the accounting organization to provide for segregation of duties and that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review

•                  We engaged a professional accounting services firm to assist us in the design and documentation of our formal policies, processes and internal controls for complying with the Sarbanes-Oxley Act, including formal policies, processes and internal controls to analyze, account for and disclose complex accounting transactions.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financial Reporting

Other than the applicable remediation efforts described above that were implemented or commenced during the three months ended December 31, 2019, there have been no other changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RP1 and RP2 are our only clinical development-stage product candidates. Although we have another product candidate, RP3, in preclinical development and we may develop additional product candidates in the coming years, it will take additional investment and time for such product candidates to reach the same stage of development as those that are in clinical development, and there can be no assurance that they will ever do so. Since all of the product candidates in our current pipeline are based on our Immulytic platform, if RP1 fails in development as a result of any underlying problem with our Immulytic platform, then we may be required to discontinue development of all product candidates that are based on our therapeutic approach. If we were required to discontinue development of RP1, RP2 or our other product candidates, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach.

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results and/or our clinical trials do not demonstrate the safety and efficacy of our product candidates.

Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab and we have initiated a Phase 2 clinical trial of RP1 in combination with cemiplimab in CSCC. We also expect to enroll approximately 30 patients in a Phase 1 clinical trial of RP1 alone in organ transplant recipients with CSCC with the clinical trial expected to initiate in the first quarter of 2020. Additionally, RP2, the next product candidate from our Immulytic platform, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab. Our third product candidate, RP3, is in preclinical development, which we expect to enter clinical development in 2020. Our product candidates will require preclinical and/or clinical trials before we can submit a marketing application to the applicable regulatory authorities.

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

•                  we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations, or CROs;

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

Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into an agreement with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our current Phase 1/2 clinical trials with RP1 and RP2. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted under the Regeneron agreement. We are enrolling patients in our first planned clinical trial under the agreement, a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. We may enter into additional agreements for the supply of anti-PD-1 products for use in connection with the development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we are planning a new clinical trial for use of RP1 as a monotherapy, we are developing RP1 and our other product candidates for use in combination with anti-PD-1 or anti-PDL1 therapies and may develop RP1 or our other product candidates for use with other therapies. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, the outcome of the United Kingdom’s impending withdrawal from the European Union, commonly referred to as Brexit, remains uncertain. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal of the United Kingdom from the European Union could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union.

Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements, including compliance with Brexit, could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. If we obtain approval for any product candidate and ultimately commercialize that product in foreign markets, we would be subject to additional risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

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

•                  the relative convenience and ease of administration of any products with which our product candidates are co-administered;

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

Negative developments in the field of immune-oncology could damage public perception of RP1 or any of our other product candidates and negatively affect our business.

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

As our product candidates consist of a modified virus, adverse developments in antiviral vaccines or clinical trials of other oncolytic immunotherapy products based on viruses may result in a disproportionately negative effect for RP1 or our other product candidates as compared to other products in the field of immune-oncology that are not based on viruses. Future negative developments in the field of immune-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for RP1 or our other product candidates.

Risks related to our financial position and need for additional capital

We are a clinical stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock in our public offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our Immulytic platform, RP1 and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2019 and 2018, we reported a net loss of $30.8 million and $19.7 million, respectively. For the three and nine months ended December 31, 2019, we reported a net loss of $16.2 million and $36.8 million, respectively. For the three and nine months ended December 31, 2018, we reported a net loss of $7.7 million and $24.2 million, respectively. At December 31, 2019, we had an accumulated deficit of $96.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1 and any additional product candidates we may develop.

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

Our operations have consumed substantial amounts of cash since inception. At December 31, 2019, our cash and cash equivalents and short-term investments were $180.9  million We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar year 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment of our patents in such a way that they no longer cover and protect RP1 and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partners’ patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on RP1 and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Risks related to manufacturing and our reliance on third parties

We have agreements with BMS and Regeneron, and in the future may have agreements with other companies, to obtain the supply of anti-PD-1 therapies for the development of our other product candidates. If our relationships with BMS, Regeneron, or any future collaborator or supplier are not successful, we may be delayed in completing the development of our other product candidates.

We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1 and RP2. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing Phase 1/2 clinical trials with RP1 and RP2 and Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our randomized, controlled Phase 2 clinical trial with RP1 in approximately 240 patients with CSCC and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to rerun clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.

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

We have completed the build-out of, and obtained an occupancy certificate with respect to, our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts at which we intend operate our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

As of December 31, 2019, we had 104 fulltime employees, including 89 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent on our key personnel, including Robert Coffin, Ph.D., our President and Chief Research & Development Officer; Philip Astley-Sparke, our Chief Executive Officer; and Colin Love, Ph.D., our Chief Operating Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our founders, as well as our other scientific, manufacturing, quality and medical personnel. Robert Coffin, Ph.D., our President and Chief Research & Development Officer, Philip Astley-Sparke, our Chief Executive Officer, and Colin Love, Ph.D., our Chief Operating Officer, were the founder and senior management team of BioVex Group, Inc., or BioVex, where they invented and developed T-VEC, the only oncolytic immunotherapy to receive FDA approval. BioVex was acquired by Amgen Inc., or Amgen, in 2011. We believe that their drug discovery and development experience, and overall biopharmaceutical company management experience, would be difficult to replace. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. Furthermore, the historical results, past performance and/or acquisitions of companies with which our founders were affiliated, including BioVex, do not necessarily predict or guarantee similar results for our company.

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

In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2019, 2018 and 2017, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations,which may adversely affect investor confidence in us and, as a result, our stock price and ability to access the capital markets in the future.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. To date, we have hired Jean Franchi, our first Chief Financial Officer, and additional finance and accounting personnel and have engaged a third party consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

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

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, we concluded that, as of December 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

At December 31, 2019, we had $180.9 million of cash and cash equivalents and short term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

Our management has considerable discretion in the application of our cash, cash equivalents and investments. We intend to use our resources to fund our preclinical and clinical development programs as well as for general corporate purposes, including working capital requirements and other operating expenses. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of our resources. We may use our resources for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest our cash, cash equivalents and investments in a manner that does not produce income or that loses value.

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

Based on the number of shares outstanding as of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, approximately 10.1 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number

4.1	Form of Pre-Funded Warrant	8-K	November 18, 2019	4.1
10.1#	Employment Agreement, dated November 27, 2019, by and between Replimune Inc. and Jean Franchi	8-K	December 9, 2019	10.1
10.2*#	Separation Agreement and Release, dated December 23, 2019, by and between Replimune Inc. and Howard Kaufman
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or furnished herewith. The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIMUNE GROUP, INC.

Dated: February 13, 2020	By:	/s/ Philip Astley-Sparke
		Name:	Philip Astley-Sparke
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 13, 2020	By:	/s/ Jean Franchi
		Name:	Jean Franchi
		Title:	Chief Financial Officer
(Principal Financial Officer)