Form 10-K
period 2020-03-31
Replimune Group, Inc.
filed 2020-06-03
CIK 1737953

Use these links to rapidly review the document

REPLIMUNE GROUP, INC. Financial Statements For the Years Ended March 31, 2020, 2019 and 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

          Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $178.0 million, based on the closing price of the registrant's Common Stock on September 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter.

          There were 36,784,130 shares of Common Stock outstanding as of May 29, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2020

Special note regarding forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, among other things:

  •
  the timing, progress, and results of preclinical studies and clinical trials for our product candidates, including the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;

  •
  our ability to obtain additional funding as necessary;

  •
  the timing, scope or likelihood of regulatory filings and approvals, including timing of our Biologics License Application, or BLA, and filing for, and final approval by the U.S. Food and Drug Administration, or the FDA, of, RP1 or any of our other product candidates;

  •
  the timing, scope, or likelihood of foreign regulatory filings and approvals;

  •
  our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;

  •
  our ability to develop and advance any future product candidates into, and successfully complete, clinical trials;

  •
  our expectations regarding the size of the patient populations for RP1 and our other product candidates if approved for commercial use;

  •
  the costs of operating our in-house manufacturing facility;

  •
  our estimates regarding expenses and capital requirements;

  •
  the implementation of our business model and our strategic plans for our business, RP1 and our other product candidates;

  •
  the rate and degree of market acceptance and clinical utility of RP1 and our other product candidates;

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

  •
  the impact of laws and regulations;

  •
  the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues;

  •
  our ability to remediate the material weaknesses in internal control over financial reporting and to maintain effective internal control over financial reporting;

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

        Oncolytic immunotherapy, which we intend to establish as the second cornerstone of immune-based cancer treatment, is an emerging class of immuno-oncology therapy, alongside checkpoint blockade, that exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Such oncolytic, or "cancer killing," viruses have the potential to generate an immune response targeted to an individual patient's particular set of tumor antigens, including neo-antigens that are uniquely present in tumors. Our product candidates incorporate multiple mechanisms of action into a practical "off-the-shelf" approach that is intended to maximize the immune response against a patient's cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

        The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been "armed" with a fusogenic glycoprotein intended to substantially increase anti-tumor activity. Our Immulytic platform enables us to incorporate various genes into HSV-1 that are intended to further augment the inherent properties of HSV-1 in order to both directly destroy tumor cells and induce an anti-tumor immune response. We currently have three product candidates in our development pipeline, RP1, our lead product candidate, and additionally RP2 and RP3.

        We are currently conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are conducting a randomized, controlled Phase 2 clinical trial of RP1 in approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC, RP1's lead indication. This registration directed clinical trial is evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron Pharmaceuticals, Inc., or Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, funding one-half of the clinical trial costs and supplying cemiplimab at no cost to us. We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We have entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort clinical trial. We are currently enrolling a 125-patient extension cohort of RP1 combined with nivolumab in anti-PD-1 refractory cutaneous melanoma. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma. The data generated in the melanoma cohort demonstrated that RP1 combined with nivolumab has the potential to treat anti-PD-1 refractory melanoma. We also believe this cohort to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We continue to enroll patients in other Phase 2 cohorts of approximately 30 patients each, testing RP1 in combination with nivolumab in non-melanoma skin cancers and microsatellite instability high, or MSI-H/dMMR, tumors under our collaboration with

BMS. Due in part to COVID-19 related disruptions, we expect that the non-melanoma skin cancer cohort to be fully accrued by the end of 2020. Similarly, it is likely that accumulating sufficient data to inform a decision as to whether to pursue MSI-H/dMMR tumors into registration-directed development will be delayed into 2021.

        In addition, as a result of the recently altered competitive landscape, we recently announced our intention to replace a 30-patient bladder cancer cohort with a cohort of patients with anti-PD-1 refractory non-small cell lung cancer, or NSCLC. We intend to file a protocol amendment with the applicable regulatory authorities in the near term in order to reflect this change.

        We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the immune response to tumors. RP3 has also been engineered with the intent to further stimulate an anti-tumor response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

        We initiated the Phase 1 clinical trial of RP2 in October 2019. The Phase 1 clinical trial of RP2 is being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We expect to release initial data from this Phase 1 clinical trial in the second half of 2020. We intend to file an investigational new drug application, or IND, and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND and/or foreign equivalent enabling studies of RP3 are currently underway.

        RP1, RP2 and RP3 are administered by direct injection into solid tumors, guided either visually or by ultrasound or other imaging methods. We believe that direct injection maximizes virus-mediated tumor cell death, provides the most efficient delivery of virus-encoded immune activating proteins into the tumor with the goal of activating systemic immunity, and limits the systemic toxicities that could be associated with intravenous administration. Activation of systemic immunity through local administration is intended to lead to the induction of anti-tumor immune responses leading to clinical response of tumors that have not themselves been injected, which is known as an "abscopal" effect.

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

        Our product candidates are intended to act at several key points in the pathways involved in the initiation of an immune response. Following direct injection into tumors, our viruses replicate in cancer cells and then lyse, or break them open, releasing tumor antigens, including neo-antigens specific to the patient, which could otherwise be hidden from the immune system. This process of necrotic cell death releases intra-cellular markers of "danger," the danger associated molecular patterns, or DAMPs, while the virus produces pathogen associated markers of danger, or PAMPs. These trigger various pathways of the innate immune system, including the STING pathway and pathways mediated through toll-like receptors, or TLRs, each resulting in the production of interferon. Innate immune activation would be expected to itself provide anti-tumor effects, as interferon activates natural killer cells which can destroy tumor cells. Innate immune activation would also be expected to help trigger adaptive anti-cancer immunity, in which antigen presenting cells, or APCs, are attracted to the injected tumor.

APCs internalize cancer antigens, including neo-antigens, and traffic back to the draining lymph nodes where they present the antigens to T cells. Primed with the antigens, these T cells then proliferate and disperse systemically to seek and destroy cancer cells with the same antigen profile throughout the body, resulting in the potential destruction of distant tumor deposits.

        To further augment these intended effects, our product candidates are intended to genetically encode and express multiple potent, cell-killing and immune-stimulating proteins in the tumor—in other words, our product candidates are "armed" with these therapeutic genes.

        We believe that our ability to incorporate multiple mechanisms of action into a practical "off-the-shelf" approach to initiating or enhancing an anti-tumor immune response, including to neo-antigens, will offer significant advantages over the various approaches to immune activation that are currently in development, including personalized vaccine treatments. Tumor neo-antigens are uniquely present in tumors, rather than normal tissue, because they result from the genetic changes that occur as cancer develops. Unlike the antigens present in normal tissue, the immune system identifies neo-antigens as foreign. As a result, the immune system is able to mount an immune response to tumor neo-antigens in the same way that it would to the antigens contained in disease-causing micro-organisms, which the immune system also identifies as foreign. Researchers believe immune responses to tumor neo-antigens are particularly important in the immune system's ability to combat cancer, and as a consequence various "personalized vaccine" approaches to generating immune responses to tumor neo-antigens are in development. These approaches are generally both expensive and time consuming because a vaccine cannot be designed and manufactured until a tumor biopsy is taken and analyzed in the laboratory to identify the mutated tumor antigens that will be targeted by the treatment. We also believe that our "off-the-shelf" approach may offer significant advantages over other approaches to anti-cancer immune activation that only target a single pathway of the immune system, as is the case with most of the other immuno-oncology therapies currently under development. Importantly, our product candidates are intended to maximally activate an immune response against cancer, which we believe is the missing element needed to allow anti-PD-1 or anti-PD-L1 therapy to treat more patients and tumor types, unlike some other therapies that are intended to act by blocking additional defense mechanisms against an anti-tumor immune response once it has been initiated.

Our Immulytic platform and product candidates

        The foundation of our oncolytic immunotherapy product candidates, which we call our Immulytic platform, consists of a proprietary strain of HSV-1 that we have engineered to replicate selectively in tumors and to express a fusogenic glycoprotein, a protein that triggers the fusion of the membranes between cells. HSV-1 is both highly cell lytic and inflammatory, and also has a large carrying capacity, which makes it possible to incorporate multiple genes encoding therapeutic proteins. We believe our combination of HSV-1 with the expression of the fusogenic glycoprotein increases the natural ability of HSV-1 to kill tumor cells and to induce an anti-tumor immune response. The fusogenic functionality of our product candidates is intended not only to increase the number of tumor cells that are killed, but also to cause highly immunogenic death of tumor cells. We believe that these factors will increase the potency of the systemic anti-tumor immune response that is generated by our product candidates. With the intention of further amplifying the anti-tumor response further, we have also engineered product candidates that express a range of additional potent, immune activating genes encoding therapeutic proteins in tumors.

        Our lead product candidate, RP1, serves as the base from which our additional product candidates, RP2 and RP3, are being developed to express additional therapeutic proteins. We believe that our sequential development approach of further enhancing our product candidates with additional therapeutic proteins reduces clinical risk, as we are able to study the safety profile of each therapeutic protein prior to moving to the next product candidate with an additional therapeutic protein that is intended to provide more potent anti-tumor immune effects.

Lead product candidate: RP1

        Our lead product candidate, RP1, is a selectively replicating version of HSV-1 that expresses GALV-GP R(-) and human GM-CSF. RP1 has the following properties:

  •
  we have deleted the ICP34.5-encoding gene, which enables tumor-selective virus replication;

  •
  we have deleted the ICP47-encoding gene, which is intended to prevent the inhibition of the antigen presentation pathway otherwise caused by ICP47 binding to the transporter associated with antigen presentation. ICP47 deletion is also intended to result in the increased and earlier expression of the HSV-1 US11 gene by placing the HSV-1 US11 gene under the control of ICP47 promoter which we believe will increase virus replication in tumors without reducing tumor-selectivity; and

  •
  we have inserted the sequences for GALV-GP R(-) and human GM-CSF, resulting in the expression of these therapeutic proteins with the intention of increasing both the direct tumor cell killing and the potency of the anti-tumor immune response that is induced.

        We have developed RP1 as a monotherapy and for use in combination with immune checkpoint blockade therapy, particularly therapies targeting PD-1 or PD-L1. We believe that the robust release of tumor antigens and the highly immunogenic tumor cell death intended to be caused by RP1 will further increase the previously observed synergy between oncolytic viruses and immune checkpoint blockade therapy.

Clinical Trials in RP1

        We are currently conducting a randomized, controlled Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in approximately 240 patients in CSCC. This clinical trial is being conducted under a collaboration agreement with Regeneron, pursuant to which Regeneron has granted us a non-exclusive, royalty-free license to cemiplimab for use in the clinical trial and is funding one-half of the clinical trial costs and supplying cemiplimab at no cost to us. Enrollment at some of our clinical trial sites in the United States and Australia have been placed on hold as a result of the COVID-19 pandemic, which may impact the anticipated timing of the clinical trial. In addition to our clinical trial sites in Australia and the United States, we intend to open clinical trial sites in Canada, the United Kingdom, France and Germany, and potentially other countries. If compelling clinical data are generated demonstrating the benefits of the combined treatment in this clinical trial, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval. Recruitment into this Phase 2 clinical trial is expected to take approximately eighteen to twenty-four months and we expect the primary data readout from the clinical trial in 2022.

        We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients in approximately 30 patients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients).

        We are further conducting a Phase 1/2 clinical trial of RP1 in collaboration with BMS. Pursuant to our collaboration, BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, nivolumab, for use in combination with RP1 in this clinical trial. We have completed enrollment of the Phase 1 part of the clinical trial, in which we enrolled 36 patients with advanced heavily pre-treated cancers who were refractory to available therapy. RP1 alone was administered up to five times at various dose levels injected into a single tumor to determine the recommended Phase 2 dose (N=22), following which RP1 was administered up to eight times at the recommended dose in combination with nivolumab starting with the second dose of RP1 (N=14). Based on the data, which we believe showed a favorable safety profile for both RP1 alone and in combination with nivolumab, the RP1 dosing regimen moved forward into Phase 2 development with an initial dose of up to 10mL of 1x106 pfu/ml followed by subsequent doses of up to 10mL of 1x107 pfu/ml.

        In the dose rising monotherapy part of the Phase 1/2 clinical trial, RP1 was associated with tumor destruction, including delayed systemic post-study tumor reduction without further therapy. In the combination portion of the Phase 1 part of the clinical trial, anti-tumor activity was demonstrated in multiple patients with a variety of tumor types, particularly in CSCC and melanoma, but also in microsatellite instability high (MSI-H) colorectal cancer and esophageal cancer patients. Of particular note, substantial tumor reduction was observed in a number of patients after just the first dose of RP1, but before the introduction of nivolumab two weeks later and responses of uninjected tumors were also observed. Biomarker data further confirmed the mechanism of action of RP1 alone and in combination with nivolumab, suggesting that RP1 provides broad anti-tumor immune activation. Increases in CD8 T Cells and PD-L1 were seen in serial tumor biopsies across tumor types, and we believe that the kinetics of virus detection suggests that robust virus replication in tumors occurs.

        The Phase 2 part of this clinical trial was originally designed to assess the safety and efficacy of RP1 in combination with nivolumab in four 30-patient cohorts of patients with melanoma, non-melanoma skin cancers, bladder cancer and MSI-H/dMMR tumors.

        We have completed enrollment in the Phase 2 part of this clinical trial in the cohort of approximately 30 patients with melanoma. As a result of what we believe to be encouraging clinical data in this patient group with RP1 combined with nivolumab, we have initiated recruitment in a further cohort of 125 patients with anti-PD-1 refractory melanoma, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). In 16 patients dosed in this setting, as of May 2020, five have responded to treatment and two further patients remain on treatment with the opportunity of response. These patients would not generally have been expected to respond to a second line of anti-PD-1 therapy alone. We are continuing to enroll cohorts of approximately 30 patients with non-melanoma skin cancers and MSI-H/dMMR tumors, although enrollment has slowed due in part to the COVID-19 pandemic. Of note, within the non-melanoma skin cancer cohort, as of May 2020, six of the seven patients enrolled and with available follow up data in our lead indication of CSCC had responded, with four complete responses. We believe this data, while in a small number of patients, differentiates the combination data of RP1 and anti-PD-1 therapy versus anti-PD-1 therapy alone for which complete responses are infrequent. In addition, as a result of the recently altered competitive landscape, we recently announced our intention to replace a 30-patient bladder cancer cohort under the BMS collaboration with a cohort of patients with anti-PD-1 refractory NSCLC. We intend to file a protocol amendment with the applicable regulatory authorities in the near term in order to reflect this change.

Pipeline product candidate: RP2

        We have designed our RP2 product candidate to express an anti-CTLA-4 antibody-like protein intended to block the inhibition of the immune response otherwise caused by CTLA-4. We believe that RP2 may offer advantages compared with current CTLA-4 approaches, including ipilimumab. By expressing anti-CTLA-4 only locally in the tumor and draining lymph nodes, we believe that activity will be retained, but that toxicity will be reduced. We intend that our RP2 product candidate will be used in combination with anti-PD-1 therapy, which we believe will result in both synergy with the oncolytic virus and the expression of the anti-CTLA-4 in the tumor.

        We initiated the Phase 1 clinical trial with RP2 in October 2019. The Phase 1 clinical trial of RP2 is also being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We expect to release initial data from this Phase 1 clinical trial in the second half of 2020. Based on the data generated to date, we have decided to amend the protocol to allow for an expansion of the second part of this clinical trial (of RP2 combined with nivolumab) from 12 to 30 patients.

Pipeline product candidate: RP3

        We have designed our RP3 product candidate to express immune-activating proteins that stimulate T cells, in addition to anti-CTLA-4 and GALV-GP R(-). These immune activating proteins are the ligands for two immune co-stimulatory pathways responsible for T cell proliferation and/or activation, the CD40 and 4-1BB pathways. We intend to file an IND and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND and/or foreign equivalent enabling studies of RP3 are currently underway.

The COVID-19 pandemic

        In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread throughout the United States and globally. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. We are monitoring the global crisis caused by the COVID-19 pandemic and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for certain employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. The COVID-19 pandemic has delayed, and we expect it to continue to delay, the timing of patient enrollment and treatment in certain of our ongoing clinical trials. However, the extent and duration of such delays, is currently unknown and has and will likely continue to vary by clinical trial site. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our business results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See "Risk factors—Our financial condition and results of operations could be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak." in Part I, Item 1A of this Annual Report on Form 10-K.

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

        For the core technology in our Immulytic platform and each of our product candidates, we have filed six patent applications under the Patent Cooperation Treaty, or PCT. Five of these PCT applications have entered the national phase and are pending in a range of countries, and one is still in the international phase. Three US patents have been granted. Other than the foregoing, none of our PCT-derived patent applications or U.S. provisional applications have been granted by a patent office. Examination has started only in connection with the European and US national phase applications. A notice of allowance has been issued on one European application.

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

        We have completed the build-out of, and obtained an occupancy certificate with respect to, our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts, where we plan to operate our own in-house manufacturing facility in order to secure supplies for pivotal studies and commercial launch. The facility has been designed to allow us to produce enough material to cover full global commercialization of all our current product candidates. The facility is intended to give us control over key aspects of the supply chain for our products and product candidates.

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

Collaborations

BMS

        On February 26, 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with BMS. Pursuant to the agreement, BMS will provide to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. Under the agreement, BMS has granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at no cost, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us.

        In January 2020, the Company and BMS expanded the scope of the Clinical Trial Collaboration and Supply Agreement to provide that BMS will supply to the Company, at no cost, nivolumab for use in combination with RP1 in an additional cohort of 125 patients with anti-PD-1 refractory melanoma. In May 2020, the Company and BMS agreed to replace the 30-patient bladder cancer cohort in the clinical trial with a cohort of patients with anti-PD-1 refractory NSCLC. Additionally, the Phase 1 clinical trial of RP2 is also being conducted in collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2.

        Unless earlier terminated, the agreement will remain in effect until the completion of the clinical trial, all related clinical trial data have been delivered to both parties and the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party in the event of an uncured material breach by the other party, in the event the other party is insolvent or in bankruptcy proceedings or for safety reasons. Upon termination, the licenses granted to us to use nivolumab in the clinical trial will terminate. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature.

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

        The agreement may be terminated by either party if there is no active study plan for which a final study report has not been completed, the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or in the event of a material breach. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature.

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

        Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor that regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group may also review interim data to assess the continuing validity and scientific merit of the clinical trial. This group receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

        Moreover, certain studies involving recombinant and synthetic nucleic acid molecules are subject to review by Institutional Biosafety Committees, or IBCs, under the National Institutes of Health Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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

  •
  Phase 3—These adequate and well controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

        Additional kinds of data may also help to support a BLA, such as patient experience data and real-world evidence. Real world evidence may also be used to assist in clinical trial design. For appropriate indications sought through supplemental BLAs, data summaries may provide marketing application support. For genetically targeted products and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

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

        In relation to the clinical trial in the United Kingdom and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the European Medicines Agency, there are broadly equivalent GLP, GCP, cGMP and ethical approval requirements and European Union regulatory rules that are implemented nationally. However, enforcement of such rules is conducted by the regulatory authority in which the trial is carried out, which is the MHRA in the United Kingdom.

Combination Products

        Biologic products may be regulated as combination products if they are intended for use in conjunction with medical devices, such as a delivery devices. In such cases, the use of the two products together (i.e., the biological product and the device) must be shown to be safe and effective for the proposed intended use, and, the labeling of the two products must reflect their combined use. In some cases, the device component may require a separate premarket submission; for example, when the device component is intended for use with multiple therapeutics. Sponsors of clinical studies using investigational devices are required to comply with FDA's investigational device exemption regulations. Once approved or cleared, the sponsor of the device component submission (or the combination product submission, if both components are covered by one premarket submission) would need to comply with FDA's post-market device requirements, including establishment registration, device listing, device labeling, unique device identifier, quality system regulations, medical device reporting, and reporting of corrections and removals.

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

        Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product's safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

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

        Broadly equivalent requirements and controls similarly apply to the submission of pediatric testing and marketing authorization applications to the European Medicines Agency in the European Union and, post-approval, to the holding of such marketing authorizations, including conditionality.

Biosimilars and exclusivity

        The BPCIA creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has issued a number of guidance documents outlining its approach to review and approval of biosimilars, including guidance documents on the demonstration of interchangeability and the licensure of biosimilar and interchangeable products for fewer than all of the reference product's licensed conditions of use.

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

        In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. By way of example, in 2019 the FDA introduced a draft guidance to facilitate biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney's fees and costs of the civil action.

Post-approval requirements

        Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, deviation reporting, shortage reporting, risk management plans, supply chain security, and periodic reporting, product distribution, advertising, marketing, promotion, certain electronic records and signatures, and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

        After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current cGMP and other requirements, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current cGMPs. Regulatory authorities may withdraw product approvals, require label modifications or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.

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

        Broadly equivalent requirements, controls and sanctions similarly apply to supply, QA, manufacture, labelling, advertising, pharmacovigilance and tracing of medicinal products as imposed by EU laws and enforced by EU national regulatory authorities.

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

        In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. There are also a number of additional standards that apply to oncolytic virus products. The FDA has issued various applicable guidance documents on factors that the agency considers during product development including, but not limited to, preclinical assessments; chemistry manufacturing and controls; and long-term patient and clinical study subject follow up and regulatory reporting. In the EU, the EMA issues scientific guidelines on biological medicinal products and the standard Common Technical Document structure is modified for biologicals, plasma-derived products.

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

        The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term "remuneration" has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other, as well as free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product's label, and allegations as to misrepresentations with respect to products, contract requirements and services rendered. In addition, private payers have filed follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the civil False Claims Act. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called "qui tam" actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, civil False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the civil False Claims Act may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

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

        Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires manufacturers to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. The Medicaid Drug Rebate statute also imposes inflation penalties, and recent legislative proposals have called for removal of caps limiting the magnitude of these penalties and the implementation of new inflation penalties applicable to the Medicare program. In addition to the Medicaid statutory rebate, states are authorized to negotiate supplemental rebates on pharmaceuticals included in their formularies. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For products approved under a BLA (including biosimilars), or an NDA, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

        The VHCA also requires manufacturers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information and certification of compliance with the Trade Agreements Act, and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the manufacturer's reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against manufacturers by the purchasing entities.

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

        The ACA further created new federal requirements for reporting, by applicable manufacturers of covered therapeutics, payments and other transfers of value to persons and entities such as physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

        Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its respective implementing regulations imposes certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA's security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity's workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

        As a result of the above, we may need to conduct expensive pharmacoeconomic and/or health technology assessment studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA and EMA approvals. Our product candidates may not be considered medically necessary or cost-effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost.

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

        The absence in Europe of any substantive harmonization of pricing and reimbursement regimes, including health technology assessment, means that separate negotiations will need to take place with the relevant authorities in each member state and may include a variety of risk share agreements with payors.

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

        For example, Medicare Part B, which covers products administered by physicians in an outpatient setting, may be undergoing a significant change in payment rates. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

        Moreover, the ACA broadened access to health insurance, attempts to reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on the health care industry, and imposed additional health policy reforms. The law expanded the eligibility criteria and mandatory eligibility categories for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers' Medicaid rebate liability. The law also expanded the 340B discount program that mandates discounts to certain hospitals, community centers, and other qualifying providers, by expanding the categories of entities eligible to purchase under the program. In addition, the ACA authorized civil monetary penalties for violating 340B pricing requirements, and regulations implementing this authority became effective on January 1, 2019. The ACA revised the definition of "average manufacturer price", or AMP, for reporting purposes, which generally increased the amount of Medicaid rebates to states and created a separate AMP for certain categories of administered therapeutics provided in non-retail outpatient settings. The law additionally extended manufacturer's Medicaid rebate liability to covered therapeutics dispensed to patients enrolled in Medicaid managed care organizations and increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program. The revisions to the AMP definition and Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Further, the ACA requires manufacturers of therapeutics to pay 50% of the pharmacy charge to Medicare Part D patients while they are in the coverage gap, and this percentage was increased to 70% by the Bipartisan Budget Act of 2018. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription therapeutic products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of therapeutic sample distribution, which may require us to modify our business practices with healthcare practitioners. Although the ACA was recently amended to repeal the individual insurance mandate, and efforts to repeal and replace portions of the law may continue, it is likely that pressure on biopharmaceutical pricing, especially under the Medicare program, will continue, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

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

The Foreign Corrupt Practices Act

        The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate or representatives of international organizations for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business or obtaining an improper advantage. The FCPA also obligates companies whose securities are listed in the United States to comply with books and records an accounting control provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight by compliance monitors, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

        Other foreign anti-corruption regimes are arguably of wider application. For instance, the U.K. Bribery Act 2010 applies to dealings with any decision maker whether in the private or public sector in a position of trust.

Background on certain of our target indications

        Set forth below is a description of certain of the target indications we currently intend to pursue with our product candidates.

Cutaneous squamous cell carcinoma

        CSCC is the second most common form of skin cancer and is estimated to be responsible for at least 7,000 deaths each year in the United States. It currently accounts for approximately 20% of all skin cancers in the U.S., with the number of newly diagnosed cases expected to rise annually. When CSCC invades deeper layers of the skin or adjacent tissues, it is categorized as locally advanced. Once it spreads to other distant parts of the body, it is considered metastatic. Cemiplimab is the only approved therapy in the United States and Brazil, and conditionally approved therapy in the European Union and Canada, for the treatment of locally advanced or metastatic CSCC.

Melanoma

        Melanoma is a form of skin cancer characterized by the uncontrolled growth of pigment-producing cells (melanocytes) located in the skin. Metastatic melanoma is the deadliest form of the disease and occurs when cancer spreads beyond the surface of the skin to other organs. The incidence of melanoma has been increasing steadily for the last 30 years. In the United States, 91,270 new diagnoses of melanoma and more than 9,320 related deaths were estimated to have occurred in 2018. Globally, the World Health Organization estimates that by 2035, melanoma incidence will reach 424,102, with 94,308 related deaths. Melanoma is mostly curable when treated in its very early stages; however, survival rates are roughly halved if regional lymph nodes are involved.

Employees

        As of March 31, 2020, we had 122 full-time employees.

Corporate information

        We are a Delaware corporation organized in July 2017. Our principal executive offices are located at 500 Unicorn Park, Woburn, MA 01801, and our telephone number is (781) 222-9600. Our website is www.replimune.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available information

        We make available free of charge on the investor relations portion of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for our annual meetings of stockholders, and amendments to those reports, as soon as reasonably practicable after we file such material with, or furnish it to,Ì the Securities and Exchange Commission, or SEC. These filings are available for download free of charge on the investor relations portion of our website located at https://ir.replimune.com. The SEC also maintains a website that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

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

We currently have only two product candidates in clinical development. A failure of these product candidates in clinical development would adversely affect our business and may require us to discontinue development of other product candidates based on the same or similar therapeutic approaches.

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

        Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab and we have initiated a Phase 2 clinical trial of RP1 in combination with cemiplimab in CSCC. We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients in approximately 30 patients with CSCC. Additionally, RP2, the next product candidate from our Immulytic platform, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab. Our third product candidate, RP3, is in preclinical development. We expect to enter clinical development in 2020. Our product candidates will require preclinical and/or clinical trials before we can submit a marketing application to the applicable regulatory authorities.

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

  •
  we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development; and

  •
  we, the third parties on which we rely, and the FDA may have delays in the conduct of our respective operations as a result of the effects of the COVID-19 pandemic, which could result in delays or prevent our ability to receive marketing approval or commercialize our product candidates.

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

        Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from "switching off" an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our current Phase 1/2 clinical trials with RP1 and RP2. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are enrolling patients in our first planned clinical trial under the Regeneron agreement, a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. We may enter into additional agreements for the supply of anti-PD-1 products for use in connection with the development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

        Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we are planning a new clinical trial for use of RP1 as a monotherapy, we are developing RP1 and our other product candidates for use in combination with anti-PD-1 or anti-PDL1 therapies and may develop RP1 or our other product candidates for use with other therapies. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product's safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

        To date, the most commonly reported adverse events observed for RP1 are local injection site reactions and systemic constitutional symptoms, such as fatigue, fevers and chills. However, there can be no assurance that additional undesirable side effects or serious adverse events will not be caused by or associated with RP1 or our other product candidates as they continue through or enter clinical development. Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study's design, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or "off label" uses, resulting in damage to our reputation and business.

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

        In the United States, engaging in the impermissible promotion of our products, following approval, for off label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines and agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

        Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, shortage reporting, risk management plans, supply chain security, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other postmarketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post approval.

        The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product's indicated uses or marketing, or impose ongoing requirements for potentially costly post approval studies or postmarket surveillance. Any such restrictions could limit sales of the product.

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

        Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, the outcome of the United Kingdom's impending withdrawal from the European Union, commonly referred to as Brexit, remains uncertain. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal of the United Kingdom from the European Union could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union.

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

        Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authority approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions.

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

        We currently do not have a commercial infrastructure for the marketing, sale, and distribution of our product candidates. If and when our product candidates receive marketing approval, we intend to commercialize our product candidates on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA or comparable foreign regulatory authority requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

        In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies. Only one oncolytic immunotherapy, T-Vec, has received FDA approval to date. Any product candidates that are approved may be subject to extensive post approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements.

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

        We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2020 and 2019, we reported a net loss of $52.6 million and $30.8 million, respectively. At March 31, 2020, we had an accumulated deficit of $112.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

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

        Our operations have consumed substantial amounts of cash since inception. At March 31, 2020, our cash and cash equivalents and short-term investments were $168.6 million We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

        We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Our ability to obtain debt financing may be limited by covenants we have made under our Loan and Security Agreement with Hercules Capital, Inc., or Hercules, and our pledge to Hercules of our assets as collateral. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

        For the core technology in our Immulytic platform and each of our product candidates, we have filed six patent applications under the PCT. Five of these PCT applications have entered the national phase and are pending in a range of countries, and one is still in the international phase. Three US patents have been granted. Other than the foregoing, none of our PCT-derived patent applications or U.S. provisional applications have been granted by a patent office and examination has started only in connection with the European and US national phase applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or RP1 or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

        Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third-party to continue developing, manufacturing and commercializing RP1 and our other product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys' fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

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

        As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings, even in applications filed before the Leahy-Smith Act came into effect. Because these third party challenges before the USPTO have a lower evidentiary bar for patent invalidation as compared with the evidentiary standard in a U.S. Federal Court, it is possible for a third party to invalidate a patent claim before the USPTO that would not have been invalidated before a District Court. Additionally, rights of review and appeal for these USPTO third party challenges is still a developing area of law.

        On March 16, 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Since patent applications in the United States and many other countries are confidential for a period of time after a filing, we cannot be certain that we were the first to file any patent application or first to invent any of the inventions claimed in our patents or patent applications. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

        Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our collaborators' employees may currently be or previously have been employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these persons, including each member of our senior management team, executed proprietary rights, nondisclosure and noncompetition agreements, or similar agreements, in connection with such previous employment or consulting agreements, that assigned ownership of intellectual property relating to work performed under such agreements to the contracting third party. Although we take steps to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual's current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

        If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment of our patents in such a way that they no longer cover and protect RP1 and our other product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partners' patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on RP1 and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated.

        Given the amount of time required for the development, testing and regulatory review of new product candidates, such as RP1 and our other product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, but no longer than 14 years from the product's approval date, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their products earlier than might otherwise be the case, which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

        RP1 and our other product candidates are all biological product candidates. We anticipate being awarded market exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, 10 years in Europe and significant durations in other markets. However, the term of the patents that cover such product candidates may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and if all of the patents that cover our particular biological product expire before the 12 year market exclusivity expires, the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.

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

Risks related to manufacturing and our reliance on third parties

We have agreements with BMS and Regeneron, and in the future may have agreements with other companies, to obtain the supply of anti-PD-1 therapies for the development of our product candidates. If our relationships with BMS, Regeneron, or any future collaborator or supplier are not successful, we may be delayed in completing the development of our product candidates.

        We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1 and RP2. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing Phase 1/2 clinical trials with RP1 and RP2 and Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our randomized, controlled Phase 2 clinical trial with RP1 in approximately 240 patients with CSCC and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners' products and product candidates and also on our partners' ability to deliver sufficient quantities of adequately produced product. Should any of our partners' products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.

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

        We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend upon, among other things, our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors.

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

        Until our manufacturing facility is fully operational and for a period of time thereafter, we will rely on third-party contract manufacturers to manufacture our clinical trial product supplies. There can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

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

        We have completed the build-out of, obtained an occupancy certificate with respect to, and successfully completed our first two tech transfers at, our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts at which we intend to operate our own manufacturing facility in order to secure supplies for pivotal studies and commercial launch. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA's and applicable foreign regulatory authorities' cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

        We believe we have sufficient insurance coverage in place for our business operations. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain FDA or comparable foreign regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. Failure to obtain and retain sufficient product liability insurance at an acceptable cost could prevent or inhibit the commercialization of products we develop. On occasion, large judgments have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash, and materially harm our business, financial condition, results of operations, stock price and prospects.

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

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products.

        For example, legislative changes have been proposed and adopted since the ACA was enacted in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Centers for Medicare and Medicaid Services, or CMS, promulgated regulations governing manufacturers' obligations and reimbursement under the Medicaid Drug Rebate Program, and promulgated a regulation that limited Medicare Part B payment to certain hospitals for outpatient drugs purchased under the 340B program. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

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

        In addition, there have been a number of other legislative and regulatory proposals aimed at changing the biopharmaceutical industry. For instance, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers are also being required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, manufactures have product investigation, quarantine, disposition, and FDA, other comparable foreign regulatory authorities, and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        Although we maintain workers' compensation insurance to cover costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

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

Risks related to our operations

Our financial condition and results of operations could be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak.

        In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, including the United States, the United Kingdom and other countries in which we conduct clinical trials, and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, many countries, including the United States, the United Kingdom and certain other countries in which we conduct clinical trials, have placed significant restrictions on travel and business operations and have issued shelter-in-place orders, which have required our employees and clinical trial staff to work remotely and avoid unnecessary travel.

        The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates, the commercialization of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and comparable foreign regulatory authorities, which could result in delays of reviews and approvals, including with respect to RP1 and our other product candidates. The evolving COVID-19 pandemic has also directly or indirectly impacted and is likely to continue to impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency and clinical trial staff may no longer be able to get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates.

        The COVID-19 pandemic and the government and public health response continues to rapidly evolve. In light of the COVID-19 pandemic, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 pandemic on many clinical trial programs in the United States and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak's impacts on endpoints, data collection, study procedures, and analysis. Additionally, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which includes a number of provisions that are applicable to the pharmaceutical industry.

        While the potential economic impact brought by, and the duration and severity of, the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic on our business will largely depend on future developments, which are highly uncertain, cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

        We do not yet know the full extent of the delays or impacts on our business, financing or clinical trial activities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. To the extent to COVID-19 pandemic materially impacts our business and financial results, it may also have the effect of significantly heightening many of the other risk described in this "Risk Factors" section.

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

We are highly dependent on our key personnel, including Philip Astley-Sparke, our Chief Executive Officer; Robert Coffin, Ph.D., our President and Chief Research & Development Officer; and Colin Love, Ph.D., our Chief Operating Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

        Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our founders, as well as our other scientific, manufacturing, quality and medical personnel. Philip Astley-Sparke, our Chief Executive Officer, Robert Coffin, Ph.D., our President and Chief Research & Development Officer, and Colin Love, Ph.D., our Chief Operating Officer, were the founder and senior management team of BioVex Group, Inc., or BioVex, where they invented and developed T-Vec, the only oncolytic immunotherapy to receive FDA approval. BioVex was acquired by Amgen Inc., or Amgen, in 2011. We believe that their drug discovery and development experience, and overall biopharmaceutical company management experience, would be difficult to replace. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. Furthermore, the historical results, past performance and/or acquisitions of companies with which our founders were affiliated, including BioVex, do not necessarily predict or guarantee similar results for our company.

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

        In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2020, 2019, 2018 and 2017, we identified material weaknesses in our internal control over financial reporting. However, these material weaknesses did not result in a restatement for the years ended March 31, 2020, 2019, 2018 or 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price and ability to access the capital markets in the future.

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

        Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. To date, we have hired Jean Franchi, our first Chief Financial Officer, and additional finance and accounting personnel and have engaged a third-party consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

        We cannot assure you that the measures we have taken to date, and actions we intend to take in the future, will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, potentially resulting in restatements of our financial statements, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

If we fail to establish and maintain proper and effective internal control over financial reporting our ability to produce accurate and timely financial statements could be impaired.

        We are required to maintain internal control over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to incur substantial professional fees and internal costs for our accounting and finance functions, expend significant management efforts, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

        If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities.

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

Our disclosure controls and procedures were not effective as of March 31, 2020, and in any event may not prevent or detect all errors or acts of fraud.

        We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, we concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

        Global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of third parties on which we rely in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

        At March 31, 2020, we had $168.6 million of cash and cash equivalents and short-term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

        Our common stock began trading on the Nasdaq Global Select Market on July 20, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for shares of our common stock may not be sustained. In the absence of an active trading market for shares of our common stock, our stockholders may not be able to sell their common stock at or above the price at which such stockholder acquired our common stock or at the time that they would like to sell.

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

  •
  political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances; and

  •
  the other factors described in this "Risk factors" section.

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

  •
  the total expenses we incur in connection with equipping and operating our manufacturing facility;

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

  •
  political and economic instability, including the impact of the COVID-19 coronavirus, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;

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

        Based on the number of shares outstanding as of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

        In addition, approximately 10.4 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

        Certain holders of shares of our common stock, or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of shares of our common stock pursuant to the amended and restated investors' rights agreement by and among us and certain of our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

        We may sell up to $75.0 million of shares of our common stock in "at-the-market" offerings pursuant to the sales agreement entered into with SVB Leerink LLC on August 8, 2019. The sale of a substantial number of shares of our common stock pursuant to the sales agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

        As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act and related SEC and Nasdaq rules impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

        This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for corporate disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 1B.    Unresolved staff comments

        None.

Item 2.    Properties

        Our current corporate headquarters are located in Woburn, Massachusetts. In June 2019, we entered into a lease for this facility, which consists of approximately 18,712 square feet. The term of this lease is approximately ten years, with an option for us to extend the lease by an additional five years. We also lease an approximately 12,000 square-foot facility in Oxfordshire, United Kingdom, containing research and development, laboratory and office space. This lease expires in April 2026 and we have the right to terminate it in April 2021.

        In June 2018, we entered into an agreement to lease approximately 63,000 square feet of office, manufacturing and laboratory space in Framingham, Massachusetts. Pursuant to the lease agreement, the lease term commenced in December 2018 and the rent commenced in August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions.

        We believe that our existing and planned facilities will be adequate to meet our planned needs and that our leases can be renewed, or suitable alternative spaces will be available in the future, on commercially reasonable terms. We do not own any real property.

Item 3.    Legal proceedings

        We are not currently a party to any material legal proceedings.

Item 4.    Mine safety disclosures

        Not applicable.

PART II

Item 5.    Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

        Our common stock has been listed on the Nasdaq Global Select Market under the symbol "REPL" since July 20, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of common stock

        As of May 29, 2020, there were approximately 11 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

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

Securities authorized for issuance under equity compensation plans

        Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Use of proceeds from registered securities

        Shares of our common stock began trading on the Nasdaq Global Select market on July 20, 2018. The offer and sale of all the shares in the initial public offering, or IPO, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225846), which was declared effective by the SEC on July 19, 2018. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 23, 2018.

Issuer purchases of equity securities

        Not applicable.

Item 6.    Selected financial data

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the "Management's discussion and analysis of financial condition and results of operations" section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended March 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of March 31, 2020 and 2019 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that should be expected in any future period.

	Year Ended March 31,
	2020	2019	2018
Operating expenses:
Research and development	$38,761	$22,173	$13,516
General and administrative	17,437	8,773	5,713

Total operating expenses	56,198	30,946	19,229

Loss from operations	(56,198)	(30,946)	(19,229)
Other income:
Research and development incentives	3,084	2,528	2,267
Investment income	2,424	2,585	288
Interest expense on finance lease liability	(1,185)	—	—
Interest expense on debt obligations	(734)	—	—
Change in fair value of warrant liability	—	(5,452)	(972)
Other income (expense), net	(16)	451	(2,056)

Total other income (expense), net	3,573	112	(473)

Net loss attributable to common stockholders	$(52,625)	$(30,834)	$(19,702)

Net loss per share attributable to common stockholders—basic and diluted(1)	$(1.54)	$(1.33)	$(3.96)

Weighted average common shares outstanding—basic and diluted(1)	34,261,548	23,198,400	4,978,539

(1)
See Note 10 to our consolidated financial statements appearing at the end of this filing for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	March 31,
	2020	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$168,555	$134,811
Working capital(1)	162,377	131,096
Total assets	234,097	154,326
Total stockholders' equity	183,718	137,856

(1)
We define working capital as current assets less current liabilities.

Item 7.    Management's discussion and analysis of financial condition and results of operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk factors" and under "Cautionary note regarding forward-looking statements" in this Annual Report on Form 10-K.

        Discussion and analysis of fiscal year ended March 31, 2019 specifically, as well as the year-over-year comparison of our financial performance for the fiscal years ended March 31, 2018 to March 31, 2019, are located in Part II, Item 7—Management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 28, 2019 as amended by Amendment No. 1 thereto filed with the SEC on July 29, 2019, both of which are available on the SEC's website at www.sec.gov.

Overview

        Oncolytic immunotherapy, which we intend to establish as the second cornerstone of immune-based cancer treatment, is an emerging class of immuno-oncology therapy, alongside checkpoint blockade, that exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Such oncolytic, or "cancer killing," viruses have the potential to generate an immune response targeted to an individual patient's particular set of tumor antigens, including neo-antigens that are uniquely present in tumors. Our product candidates incorporate multiple mechanisms of action into a practical "off-the-shelf" approach that is intended to maximize the immune response against a patient's cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

        The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been "armed" with a fusogenic glycoprotein intended to substantially increase anti-tumor activity. Our Immulytic platform enables us to incorporate various genes into HSV-1 that are intended to further augment the inherent properties of HSV-1 in order to both directly destroy tumor cells and induce an anti-tumor immune response. We currently have three product candidates in our development pipeline, RP1, our lead product candidate, and additionally RP2 and RP3.

        We are currently conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are conducting a randomized, controlled Phase 2 clinical trial of RP1 in approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC, RP1's lead indication. This registration directed clinical trial is evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron Pharmaceuticals, Inc., or Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive, royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs and supplying cemiplimab at no cost to us. We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We have entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort clinical trial. We are currently enrolling a 125-patient extension cohort of RP1 combined with nivolumab in anti-PD-1 refractory cutaneous melanoma. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma. The data generated in the melanoma cohort demonstrated that RP1 combined with nivolumab has the potential to treat anti-PD-1 refractory melanoma. We also believe this cohort to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We continue to enroll patients in other Phase 2 cohorts of approximately 30 patients each, testing RP1 in combination with nivolumab in non-melanoma skin cancers and microsatellite instability high, or MSI-H/dMMR tumors under of our collaboration with

BMS. Due in part to COVID-19 related disruptions, we expect that the non-melanoma skin cancer cohort to be fully accrued by the end of 2020. Similarly, it is likely that accumulating sufficient data to inform a decision as to whether to pursue MSI-H/dMMR tumors into registration-directed development will be delayed into 2021.

        In addition, as a result of the recently altered competitive landscape, we recently announced our intention to replace a 30-patient bladder cancer cohort with a cohort of patients with anti-PD-1 refractory non-small cell lung cancer, or NSCLC. We intend to file a protocol amendment with the applicable regulatory authorities in the near term in order to reflect this change.

        We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the immune response to tumors. RP3 has also been engineered with the intent to further stimulate an anti-tumor response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

        We initiated the Phase 1 clinical trial of RP2 in October 2019. The Phase 1 clinical trial of RP2 is being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We expect to release initial data from this Phase 1 clinical trial in the second half of 2020. We intend to file an IND and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND and/or foreign equivalent enabling studies of RP3 are currently underway.

        RP1, RP2 and RP3 are administered by direct injection into solid tumors, guided either visually or by ultrasound or other imaging methods. We believe that direct injection maximizes virus-mediated tumor cell death, provides the most efficient delivery of virus-encoded immune activating proteins into the tumor with the goal of activating systemic immunity, and limits the systemic toxicities that could be associated with intravenous administration. Activation of systemic immunity through local administration is intended to lead to the induction of anti-tumor immune responses leading to clinical response of tumors that have not themselves been injected, which is known as an "abscopal" effect.

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

Financial overview

        Since our inception, we have devoted substantially all of our resources to developing our Immulytic platform and our lead product candidate, RP1, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. We do not have any products approved for sale and have not generated any revenue from product sales. On July 24, 2018, we completed our initial public offering, or IPO, of our common stock and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters' partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $9.9 million after deducting discounts and commissions but before deducting other offering expenses. On August 8, 2019, we entered into a Loan and Security Agreement with Hercules Capital, Inc., or the Hercules Loan Agreement, pursuant to which we borrowed $10.0 million under a secured term loan facility in the amount of $30.0 million, or the Term Loan Facility. On June 1, 2020 we entered into an amendment to the Hercules Loan Agreement, pursuant to which, among other things, we increased the aggregate principal amount under the Term Loan Facility from $30.0 million to $40.0 million. Also on August 8, 2019, we entered into a Sales Agreement with SVB Leerink LLC, or the Sales Agreement, pursuant to which we may sell, from time to time, at our option, up to an aggregate amount of $75.0 million of shares of our common stock, of which we have sold $4.5 million as of March 31, 2020. On November 18, 2019, we completed a follow-on public stock offering, or the November Offering, of (i) 3,678,031 shares of our common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. On December 13, 2019 we sold 838,530 shares of our common stock to the underwriters at the public offering price in connection with the underwriters' partial exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million.

        Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $52.6 million and $30.8 million for the years ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $112.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

  •
  progress the clinical development of RP2 and preclinical development of RP3;

  •
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

  •
  hire and retain additional clinical, quality control, scientific and general and administration personnel;

  •
  acquire or in-license other drugs and technologies; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operating as a public company.

        We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for RP1 or our other product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership in any jurisdiction, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution.

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

        As of March 31, 2020, we had cash and cash equivalents and short-term investments of $168.6 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

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

Research and development expenses

        Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

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

  •
  costs related to compliance with regulatory requirements in connection with the development of our product candidates; and

  •
  facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

        These costs will be partially offset by our agreement with Regeneron related to our Phase 2 clinical trial of RP1 in approximately 240 patients with CSCC clinical trial.

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

        The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Year Ended March 31,
	2020	2019
	(Amounts in thousands)
RP1	$14,474	$9,685
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	14,646	7,534
Other	9,641	4,954

Total research and development expenses	$38,761	$22,173

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment and initiate additional clinical trials of RP1, pursue initial stages of clinical development of RP2, complete preclinical development of RP3 and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

  •
  the scope, rate of progress, expense and results of our ongoing clinical trials , as well future clinical trials or other product candidates and other research and development activities that we may conduct;

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

  •
  our success in operating a manufacturing facility, or securing manufacturing supply through relationships with third parties;

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

Interest expense on finance lease liability

        Interest expense on finance lease liability consists of amortization of finance charges under our financing lease.

Interest expense on debt obligations

        Interest expense on debt obligations consists of the amortization of debt discount and cash paid for interest under the Term Loan Facility.

Other income (expense), net

        Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

        Since our inception and through March 31, 2020, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

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

Results of operations

Comparison of the years ended March 31, 2020 and 2019

        The following table summarizes our results of operations for the years ended March 31, 2020 and 2019:

	Year Ended March 31,
	2020	2019	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$38,761	$22,173	$16,588
General and administrative	17,437	8,773	8,664

Total operating expenses	56,198	30,946	25,252

Loss from operations	(56,198)	(30,946)	(25,252)
Other income (expense):
Research and development incentives	3,084	2,528	556
Investment income	2,424	2,585	(161)
Interest expense on finance lease liability	(1,185)	—	(1,185)
Interest expense on debt obligations	(734)	—	(734)
Change in fair value of warrant liability	—	(5,452)	5,452
Other income (expense), net	(16)	451	(467)

Total other income, net	3,573	112	3,461

Net loss	$(52,625)	$(30,834)	$(21,791)

Research and development expenses

	Year Ended March 31,
	2020	2019	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$14,474	$9,685	$4,789
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	14,646	7,534	7,112
Other	9,641	4,954	4,687

Total research and development expenses	$38,761	$22,173	$16,588

        Research and development expenses for the year ended March 31, 2020 were $38.8 million, compared to $22.2 million for the year ended March 31, 2019. The increase of $16.6 million was due primarily to an increase of approximately $4.8 million in direct research costs associated with RP1 and an approximately $11.8 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the year ended March 31, 2020 associated with our ongoing clinical trials.

        The increase in unallocated research and development expenses reflected an increase of $7.1 million in personnel-related costs, including stock-based compensation, and an increase of $4.7 million in other costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan for RP1 in multiple indications. Personnel related costs for the years ended March 31, 2020 and 2019 included stock-based compensation expense of $3.7 million and $1.5 million, respectively. Other costs increased primarily due to potential registrational studies associated with our RP1 development plan with multiple cohorts as well as costs associated with operations of our new manufacturing facility.

General and administrative expenses

        General and administrative expenses were $17.4 million for the year ended March 31, 2020, compared to $8.8 million for the year ended March 31, 2019. The increase of $8.7 million primarily reflected increases of $4.7 million in personnel related costs, increases of $2.8 million in facility and other variable costs and increases of $1.1 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in professional fees was due to costs associated with increased spending to build out our information technology capabilities as well a legal and accounting fees related to ongoing business operations. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance.

Total other income, net

        Other income (expense) was $3.6 million for the year ended March 31, 2020, compared to $0.1 million for the year ended March 31, 2019. The increase of $3.5 million was primarily attributable to a $5.5 million charge related to the change in the fair value of the warrant liability in the 2019 fiscal year that did not recur in the 2020 fiscal year and a $0.6 million increase in research and development incentives due to the increase in qualifying research and development expenses. The increase in other income was partially offset by a $1.2 million increase in interest expense related to our finance lease liability as a result of the adoption of ASC 842 during the year ended March 31, 2020, a $0.7 million increase in interest expense on debt obligations related to our Term Loan Facility which was entered into during the year ended March 31, 2020, a $0.5 million decrease in other income due primarily to the changes in foreign currency exchange rates of Great British Pounds to United States Dollars and a $0.2 million decrease in investment income due to fluctuations in the rate of return on investments.

The COVID-19 Pandemic

        In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for certain employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. We currently expect the COVID-19 pandemic to delay the timing of patient enrollment and treatment in certain of our ongoing clinical studies. However, the extent of such delays, if any, is currently unknown and has and will likely continue to vary by clinical study site. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our business future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See "Risk Factors—Our financial condition and results of operations could be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak." in Part I, Item 1A of this Annual Report on Form 10-K.

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

Sources of liquidity

        To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt securities. Through March 31, 2020, we had received gross proceeds of approximately $304.0 million from our sales of common stock and preferred stock and $10.0 million from the issuance of debt. As of March 31, 2020, we had cash and cash equivalents and short-term investments of $168.6 million.

        On July 24, 2018, we completed our IPO and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters' partial exercise of their option to purchase additional shares of our common stock, resulting in additional net proceeds of $9.9 million after deducting discounts and commissions but before deducting other offering expenses. On August 8, 2019 and as amended on June 1, 2020, we entered into the Hercules Loan Agreement, pursuant to which we borrowed $10.0 million under the secured Term Loan Facility in the amount of $30.0 million. On August 8, 2019, we entered into the Sales Agreement with SVB Leerink LLC, pursuant to which we may sell, from time to time, at our option, up to an aggregate amount of $75.0 million of shares of our common stock, of which we sold $4.5 million as of March 31, 2020. On November 18, 2019, we closed the November Offering of (i) 3,678,031 shares of its common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. On December 13, 2019, we sold 838,530 shares of our common stock at the public offering price in connection with the underwriters' partial exercise of option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million.

Cash flows

        The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(60,552)	$(25,378)
Net cash used in investing activities	(5,233)	(65,944)
Net cash provided by financing activities	100,166	101,390
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(135)	(839)

Net increase in cash, cash equivalents and restricted cash	$34,246	$9,229

Operating activities

        During the year ended March 31, 2020, net cash used in operating activities was $60.6 million, primarily resulting from our net loss of $52.6 million and net cash used by changes in our operating assets and liabilities of $15.4 million, partially offset by non-cash charges of $7.5 million. Net cash used by changes in our operating assets and liabilities for the year ended March 31, 2020 consisted primarily of a $14.4 million net increase related to the adoption of ASC 842 (including changes in long-term prepaid rent operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use-asset), a $3.8 million decrease in accounts payable and a $0.6 million increase in research and development incentives receivable, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures and partially offset by a $0.9 decrease in prepaid expenses and other current assets, and a $2.5 million increase in accrued expenses and other current liabilities. The changes in accounts payable and accrued expenses were primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the recognition of prepaid amounts paid to vendors.

        During the year ended March 31, 2019, net cash used in operating activities was $25.4 million, primarily resulting from our net loss of $30.8 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $6.7 million. Net cash used by changes in our operating assets and liabilities for the year ended March 31, 2019 consisted primarily of a $0.8 million increase in prepaid expenses and other current assets, a $0.3 million increase in the research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.3 million decrease in accrued expenses and other current liabilities, partially offset by a $0.1 million increase in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in amounts paid to vendors. The changes in accounts payable and accrued expenses were primarily due to the timing of vendor invoicing and payments.

Investing activities

        During the year ended March 31, 2020, net cash used in investing activities was $5.2 million, consisting of $149.7 million in purchases of available for sale securities and $6.5 million in purchases of property, plant and equipment, partially offset by $151.0 million in proceeds from sales and maturities of short-term investments.

        During the year ended March 31, 2019, net cash used in investing activities was $65.9 million, consisting of $189.9 million in purchases of available for sale securities and $2.6 million in purchases of property, plant and equipment, partially offset by $126.6 million in proceeds from maturities of short-term investments.

Financing Activities

        During the year ended March 31, 2020, net cash provided by financing activities was $100.2 million, consisting of $57.5 million in net proceeds from the issuance of common stock and $28.2 million in proceeds from issuance of pre-funded warrants to purchase common stock in connection with our follow-on public offering, $10.0 million in proceeds from the issuance of long-term debt, $4.4 million in proceeds from the issuance of common stock through ATM sales and $0.6 million in proceeds from the exercise of stock options, partially offset by $0.4 million in payments of issuance costs and $0.1 million in principal payments of finance lease obligations.

        During the year ended March 31, 2019, net cash provided by financing activities was $101.4 million, consisting primarily of net cash proceeds of $103.3 million from our issuance of common stock in connection with our IPO and $0.2 million from the exercise of stock options, partially offset by $2.2 million of payments of issuance costs.

Hercules Loan Agreement

        On August 8, 2019 we and certain of our affiliates entered into the Hercules Loan Agreement with Hercules Capital, Inc., or Hercules, pursuant to which, Hercules agreed to make available to us a secured term loan facility in the amount of up to $30 million in the form of term loans, subject to certain terms and conditions. We borrowed $10.0 million at closing under the Hercules Loan Agreement. On June 1, 2020 we entered into an amendment to the Hercules Loan Agreement, pursuant to which, among other things, we increased the aggregate principal amount under the Term Loan Facility from $30.0 million to $40.0 million. Pursuant to the Hercules Loan Agreement, as amended, we may borrow the unused $30.0 million available under the Term Loan Facility in three separate advances. The second advance of up to $10.0 million may be borrowed at our option between October 1, 2020 and December 15, 2020, the third advance of up to $10.0 million may be borrowed at our option between July 1, 2020 and June 30, 2021 and the fourth advance of up to $10.0 million may be borrowed, at our option and subject to the achievement of certain borrowing milestones, between July 1, 2021 and December 15, 2021.

        Borrowings under the Hercules Loan Agreement bear interest at a rate per annum equal the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, or (ii) 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022, and are required to make equal monthly payments of principal, plus accrued interest, from October 1, 2022 through August 1, 2023. As of March 31, 2020, the outstanding principal amount under the Hercules Loan Agreement was $10.0 million. The term of the Hercules Loan Agreement is four years, ending August 1, 2023.

        We may voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranges from 1% to 3% of the outstanding principal. A final payment of 4.95% of the aggregate amount of any advances made under the Hercules Loan Agreement.

        The Term Loan Facility is secured by substantially all of our assets, excluding our intellectual property, and subject to certain exceptions and exclusions. The Hercules Loan Agreement contains customary affirmative and negative covenants, including restrictions on our ability to pay dividends, incur debt, grant liens, make acquisitions, make loans, dissolving, and entering into leases and asset sales, but does not contain any financial covenants.

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

  •
  until our planned manufacturing facility is fully validated , continued manufacturing by third parties of larger quantities of our product candidates for clinical development.

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  acquire or in-license other drugs and technologies; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.

        As of March 31, 2020, we had cash and cash equivalents and short-term investments of $168.6 million. We believe that our existing cash and cash equivalents and short-term investments along with our debt commitments will enable us to fund our operating expenses and capital expenditure requirements through 2022.

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

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of March 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(Amounts in thousands)
Manufacturing commitments(1)	$3,569	$3,569	$—	$—	$—
Lease commitments(2)	62,550	3,284	6,223	6,567	46,476

Total	$66,119	$6,853	$6,223	$6,567	$46,476

(1)
Amounts in the table reflect commitments for costs associated with our external CMO, which we engaged to manufacture clinical trial materials.

(2)
Amounts in the table reflect minimum payments due under (i) our two operating leases of laboratory and office space in Woburn, Massachusetts and Oxfordshire, United Kingdom, at a monthly commitment of $7 and $31, respectively, and (ii) our financing lease of approximately 63,000 square feet of office, manufacturing and laboratory space in Framingham, Massachusetts. Our lease in Oxfordshire expires in April 2026 and is terminable by us in April 2021. The lease in Woburn, Massachusetts was terminated by the Company in March 2020, prior to the expiration of the lease term. The lease term for our Framingham lease commenced in December 2018. The rent commencement commenced in August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions. Annual lease payments during the first year of the lease in Framingham are $2,373 with increases of 3.0% each year. In June 2019, we entered into an agreement to lease approximately 18,700 square feet of office space in Woburn, Massachusetts. Pursuant to the lease agreement, the lease term commenced in August 2019 and the rent commenced in September 2019. The initial lease term is ten years from the rent commencement date and includes an optional five-year extension. Annual lease payments during the first year are $488 with increases of approximately 1.6% each year.

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

Collaborations

  BMS

        On February 26, 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb Company, or BMS. Pursuant to the agreement, BMS is providing to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at no cost to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 refractory melanoma.

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

        On April 12, 2019, we entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide, at no cost to us, nivolumab for use in our Phase 1 clinical trial of RP2 in combination with nivolumab.

  Regeneron

        On May 29, 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron Pharmaceuticals, Inc., or Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types, the first of which is our ongoing Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial in CSCC has been agreed.

        Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC, and expire upon the one-year anniversary of the commencement of the applicable study plan.

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

        While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-based compensation

        We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We have to date only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.

        Prior to the adoption of ASC 2018-07 on April 1, 2019, for stock-based awards granted to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such non-employees and consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option pricing model.

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

Item 7A.    Quantitative and qualitative disclosures about market risks

Interest rate sensitivity

        As of March 31, 2020, we had cash and cash equivalents and short-term investments of $168.6 million, which consisted of cash equivalents, commercial paper, commercial debt securities and U.S. Treasury securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

        As of March 31, 2020, we had $10.0 million of borrowings outstanding under our Term Loan Facility. Borrowings under our Term Loan Facility bear interest at variable rates. Based on the principal amounts outstanding as of March 31, 2020, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.

Foreign currency exchange risk

        Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the years ended March 31, 2020, 2019 and 2018, we recognized foreign currency transaction gains (losses) of $(16,000), $0.5 million and $(2.1) million, respectively. These gains (losses) are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

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

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures

        Not Applicable.

Item 9A.    Controls and procedures

Evaluation of disclosure controls and procedures

        The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles, or GAAP.

Management's report on internal control over financial reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In making the assessment, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified were as follows:

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

        These control deficiencies did not result in a misstatement to our annual or interim financial statements. However, each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies each constitute material weaknesses.

        Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020.

        This annual report does not include an audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Remediation activities

        We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been completed as of the year ended March 31, 2020:

  •
  We hired a Chief Financial Officer and other additional full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the accounting organization to provide for segregation of duties and that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review.

  •
  We have increased the level of involvement and oversight from our new Chief Financial Officer and will maintain this level of oversight until the control environment and risk assessment processes have matured.

  •
  We engaged a professional accounting services firm to assist us in the design and documentation of our formal policies, processes and internal controls for complying with the Sarbanes-Oxley Act, including formal policies, processes and internal controls to analyze, account for and disclose complex accounting transactions.

  •
  We have performed a detailed financial reporting risk assessment to identify areas that require improvement and developed and implemented plans to address these areas; as a result, we have improved documentation of account reconciliations, and management review procedures and enhanced our GAAP training initiatives in key areas.

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

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other information

        None.

PART III

Item 10.    Directors, executive officers and corporate governance

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

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

Item 11.    Executive compensation

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

Securities authorized for issuance under equity compensation plans

        The following table provides information as of March 31, 2020, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	2,128,824	$2.76	—
2018 Plan	2,835,557	$15.06	2,122,012
ESPP	—	—	665,181

Total	4,964,381		2,787,193

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 13.    Certain relationships and related transactions, and director independence

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 14.    Principal accountant fees and services

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

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

Item 16.    10-K summary

        None.

Exhibit index

			Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	Date	Number
3.1	*	Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc. (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).
3.2		Amended and Restated By-laws of Replimune Group, Inc.	8-K	July 24, 2018	3.2
4.1		Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2		Amended and Restated Investors' Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3	*	Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4		Form of Pre-Funded Warrant.	8-K	November 18, 2019	4.1
4.5		Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 8, 2019	4.4
10.1		Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2	†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3	†	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	July 10, 2018	10.3
10.4	†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.5	†	Employment Agreement, effective as of October 1, 2015, by and between Robert Coffin and Replimune, Inc.	S-1	June 22, 2018	10.5
10.6	†	Employment Agreement, effective as of October 1, 2015, by and between Philip Astley-Sparke and Replimune, Inc.	S-1	June 22, 2018	10.6
10.7	†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.8	†	Employment Agreement, dated as of June 22, 2018, by and between Howard Kaufman and Replimune, Inc.	S-1/A	July 10, 2018	10.8
10.9	†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.10	†	Employment Agreement, dated as of May 8, 2019, by and between Stephen Gorgol and Replimune, Inc.	10-K	June 28, 2019	10.10

			Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	Date	Number
10.11	†	Employment Agreement, dated as of November 27, 2019, by and between Jean Franchi and Replimune, Inc.	8-K	December 9, 2019	10.1
10.12	†	Separation Agreement and Release, dated as of December 23, 2019, by and between Howard Kaufman and Replimune, Inc.	10-Q	February 13, 2020	10.2
10.13	†*	Separation Agreement and Release, dated as of March 30, 2020, by and between Stephen Gorgol and Replimune, Inc.
10.14		Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.15		Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.16	‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12
10.17	‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.18		Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.19		Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.20		Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated August 7, 2019.	8-K	August 8, 2019	10.2
10.21	*	First Amendment to Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated June 1, 2020.
10.22	*‡	Clinical Trial Collaboration and Supply Agreement (RP-2), dated April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	Date	Number
31.2	*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	**	Certification of the Chief Accounting Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

**
Furnished and not filed herewith.

†
Indicates management contract or compensatory plan.

‡
Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIMUNE GROUP, INC.
Date: June 3, 2020	By:	/s/ PHILIP ASTLEY-SPARKE Philip Astley-Sparke Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP ASTLEY-SPARKE Philip Astley-Sparke	Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2020
/s/ JEAN FRANCHI Jean Franchi	Chief Financial Officer, Treasurer, Secretary, and Compliance Officer (Principal Financial and Accounting Officer)	June 3, 2020
/s/ ROBERT COFFIN Robert Coffin	President and Chief Research & Development Officer and Director	June 3, 2020
/s/ KAPIL DHINGRA Kapil Dhingra	Director	June 3, 2020
/s/ HYAM LEVITSKY Hyam Levitsky	Director	June 3, 2020
/s/ PAOLO PUCCI Paolo Pucci	Director	June 3, 2020
/s/ JASON RHODES Jason Rhodes	Director	June 3, 2020

Name	Title	Date

/s/ JOSEPH SLATTERY Joseph Slattery	Director	June 3, 2020
/s/ OTELLO STAMPACCHIA Otello Stampacchia	Director	June 3, 2020
/s/ SANDER SLOOTWEG Sander Slootweg	Director	June 3, 2020
/s/ DIETER WEINAND Dieter Weinand	Director	June 3, 2020

REPLIMUNE GROUP, INC.

Financial Statements

For the Years Ended March 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Replimune Group, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the "Company") as of March 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended March 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on April 1, 2019.

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

        We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
June 3, 2020

We have served as the Company's auditor since 2018.

REPLIMUNE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$59,500	$25,704
Short-term investments	109,055	109,107
Research and development incentives receivable	2,962	2,474
Prepaid expenses and other current assets	2,734	3,696

Total current assets	174,251	140,981
Property, plant and equipment, net	6,860	12,159
Restricted cash	1,636	1,186
Right-to-use asset—operating leases	4,425	—
Right-to-use asset—financing leases	46,925	—

Total assets	$234,097	$154,326

Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$3,434	$7,084
Accrued expenses and other current liabilities	5,156	2,801
Operating lease liabilities, current	873	—
Financing lease liabilities, current	2,411	—

Total current liabilities	11,874	9,885
Deferred rent, net of current portion	—	24
Financing obligation	—	6,561
Long term debt, net of debt discount	9,801	—
Operating lease liabilities, non-current	3,737	—
Financing lease liabilities, non-current	24,967	—

Total liabilities	50,379	16,470

Commitments and contingencies (Note 12)
Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2020 and 2019; 36,668,743 and 31,656,950 shares issued and outstanding as of March 31, 2020 and 2019, respectively	37	32
Additional paid-in capital	296,961	198,645
Accumulated deficit	(112,298)	(59,766)
Accumulated other comprehensive loss	(982)	(1,055)

Total stockholders' equity	183,718	137,856

Total liabilities, convertible preferred stock and stockholders' equity	$234,097	$154,326

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2020	2019	2018
Operating expenses:
Research and development	$38,761	$22,173	$13,516
General and administrative	17,437	8,773	5,713

Total operating expenses	56,198	30,946	19,229

Loss from operations	(56,198)	(30,946)	(19,229)

Other income (expense):
Research and development incentives	3,084	2,528	2,267
Investment income	2,424	2,585	288
Interest expense on finance lease liability	(1,185)	—	—
Interest expense on debt obligations	(734)	—	—
Change in fair value of warrant liability	—	(5,452)	(972)
Other income (expense)	(16)	451	(2,056)

Total other income (expense), net	3,573	112	(473)

Net loss attributable to common stockholders	$(52,625)	$(30,834)	$(19,702)

Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(1.33)	$(3.96)

Weighted average common shares outstanding, basic and diluted	34,261,548	23,198,400	4,978,539

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended March 31,
	2020	2019	2018
Net loss	$(52,625)	$(30,834)	$(19,702)
Other comprehensive loss:
Foreign currency translation gain (loss)	(236)	(897)	2,376
Net unrealized gain (loss) on short-term investments, net of tax	309	80	(65)

Comprehensive loss	$(52,552)	$(31,651)	$(17,391)

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

	Convertible preferred stock
			Common stock				Accumulated other comprehensive loss	Total stockholders' equity (deficit)
					Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount
Balances as of March 31, 2017	1,064,553	$31,609	4,973,439	$5	$259	$(9,230)	$(2,549)	$(11,515)
Issuance of series B convertible preferred stock, net of $198 issuance costs	861,415	54,752	—	—	—	—	—	—
Issuance of common A stock	—	—	26,258	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—		2,376	2,376
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(65)	(65)
Stock options in exchange for consulting services	—	—	7,788	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	812	—	—	812
Net loss	—	—	—	—	—	(19,702)	—	(19,702)

Balances as of March 31, 2018	1,925,968	86,361	5,007,485	5	1,097	(28,932)	(238)	(28,068)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(1,925,968)	(86,361)	19,157,360	19	86,342	—	—	86,361
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	7,094	—	—	7,094
Repurchase of class A common stock upon closing of initial public offering	—	—	(26,258)	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriter fees of $9,935	—	—	7,407,936	7	101,177	—	—	101,184
Stock-based compensation expense	—	—	—	—	2,730	—	—	2,730
Exercise of stock options	—	—	110,427	1	205	—	—	206
Unrealized gain on short-term investments	—	—	—	—	—	—	80	80
Foreign currency translation adjustment	—	—	—	—	—	—	(897)	(897)
Net loss	—	—	—	—	—	(30,834)	—	(30,834)

Balances as of March 31, 2019	—	—	31,656,950	32	198,645	(59,766)	(1,055)	137,856
Issuance of common stock through ATM sales, net of offering costs	—	—	287,559	—	4,431	—	—	4,431
Issuance of common shares upon closing of follow-on public offering, net of issuance costs and underwriter fees of $4,017	—	—	4,516,561	5	57,448	—	—	57,453
Issuance of prefunded warrants to purchase common stock, net of issuance costs and underwriter fees of $1,797	—	—	—	—	28,145	—	—	28,145
Foreign currency translation adjustment	—	—	—	—	—	—	(236)	(236)
Unrealized gain on short-term investments	—	—	—	—	—	—	309	309
Exercise of stock options	—	—	207,673	—	551	—	—	551
Stock-based compensation expense	—	—	—	—	7,741	—	—	7,741
Impact of adoption of ASC 842						93		93
Net loss	—	—	—	—	—	(52,625)	—	(52,625)

Balances as of March 31, 2020	$—	$—	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(52,625)	$(30,834)	$(19,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,741	2,730	812
Depreciation and amortization	533	148	109
Change in fair value of warrant liability	—	5,452	972
Stock options in exchange for consulting services	—	—	26
Net amortization of premiums and discounts on short-term investments	(945)	(1,715)	(123)
Noncash rent expense	—	93	—
Noncash interest expense	156	—	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(628)	(255)	(767)
Prepaid expenses and other current assets	933	(801)	(305)
Operating lease, right-to-use-asset	588	—	—
Finance lease, right-to-use-asset	1,274	—	—
Long term prepaid rent	(15,787)	—	—
Accounts payable	(3,821)	120	1,596
Accrued expenses and other current liabilities	2,479	(292)	1,393
Operating lease liabilities	(450)	—	—
Deferred rent	—	(24)	(25)

Net cash used in operating activities	(60,552)	(25,378)	(16,014)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,540)	(2,600)	(136)
Purchase of short-term investments	(149,682)	(189,931)	(52,463)
Proceeds from sales and maturities of short-term investments	150,989	126,587	8,553

Net cash used in investing activities	(5,233)	(65,944)	(44,046)

Cash flows from financing activities:
Proceeds from issuance of series B convertible preferred stock, net of issuance costs	—	—	54,752
Proceeds from issuance of common stock in initial public offering, net of underwriting fees and discounts	—	103,341	—
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	57,453	—	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	28,145	—	—
Proceeds from issuance of common stock through ATM sales	4,431	—	—
Proceeds from long-term debt	10,000	—	—
Exercise of stock options	551	206	—
Payment of issuance costs	(355)	(2,157)	—
Principal payment of finance lease obligation	(59)	—	—

Net cash provided by financing activities	100,166	101,390	54,752

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(135)	(839)	2,297
Net increase (decrease) in cash, cash equivalents and restricted cash	34,246	9,229	(3,011)
Cash, cash equivalents and restricted cash at beginning of year	26,890	17,661	20,672

Cash, cash equivalents and restricted cash at end of year	$61,136	$26,890	$17,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$578	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on short term investments	$309	$80	$(65)
Purchases of property and equipment included in accounts payable	$209	$5,047	$—
Conversion of preferred stock into common stock	$—	$86,361	$—
Conversion of convertible preferred stock warrants into common stock warrants	$—	$7,094	$—
Amounts capitalized under built-to-suit lease transaction	$—	$4,292	$—
Lease assets obtained in exchange for new financing lease liabilities	$48,224	$—	$—
Lease assets obtained in exchange for new operating lease liabilities	$5,152	$—	$—
Adjustment for non-cash lease termination	$117	$—	$—

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

  Forward stock split

        On July 9, 2018, the Company effected a 1-for-9.94688 forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company's Preferred Stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this forward stock split and adjustment of the preferred stock conversion ratios. Further, on July 9, 2018, the Company's authorized shares of common stock were increased to 27,314,288. Accordingly, the authorized shares of common

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of the business (Continued)

stock presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the newly authorized shares of common stock.

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

  Basis of presentation

        The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $52,625, $30,834 and $19,702 for the years ended March 31, 2020, 2019 and 2018, respectively. In addition, as of March 31, 2020, the Company had an accumulated deficit of $112,298. The Company expects to continue to generate operating losses for the foreseeable future. As of June 3, 2020, the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

  Impact of the COVID-19 coronavirus

        In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world.

        In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company's business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company's ability to conduct its business in the ordinary course. Other impacts to the Company's business may include temporary closures of its suppliers and disruptions or restrictions on its employees' ability to travel. Any prolonged material disruption to the Company's employees or suppliers could adversely impact the Company's preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

        The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including, expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

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

  Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at March 31, 2020. Cash equivalents consisted of money market funds, U.S. Treasury bonds, and U.S. Government Agency Bonds at March 31, 2019. As of March 31, 2020 and 2019, cash equivalents totaled $36,712 and $10,664, respectively.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

  Restricted cash

        The Company maintains certain minimum balances in segregated bank accounts in connection with a letter of credit for the benefit of the landlords in connection with an operating lease. As of March 31, 2020 and 2019, restricted cash consisted of $1,636 and $1,186, respectively, held for the benefit of the landlords in connection with a financing lease and an operating lease. These amounts have been classified as non-current assets on the Company's consolidated balance sheets.

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

        The Company's short-term debt security investments as of March 31, 2020 and 2019 had maturities of less than one year.

  Deferred offering costs

        The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of March 31, 2019, the Company recorded $2,157 of deferred offering costs in stockholders' equity (deficit) as a reduction of proceeds generated as a result of the IPO. The Company did not record any deferred offering costs as of March 31, 2020.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

  Property, plant and equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful life
Office equipment	5 years
Computer equipment	3 years
Plant, plant and laboratory equipment	5 years
Leasehold improvements	Lesser of lease term or 10 years

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

        The Company's short-term investments, cash equivalents and warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company's outstanding loan agreement with Hercules approximates its fair value at March 31, 2020 because the debt bears interest at a variable market rate and the Company's credit risk has not materially changed since the inception of the agreement.

  Warrant liability

        Upon the closing of the IPO, the warrants to purchase shares of the Company's series seed convertible preferred stock were converted into warrants to purchase shares of the Company's common stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders' equity (deficit).

        Prior to the IPO, the Company classified warrants to purchase shares of series seed preferred stock (see Note 8) as a liability on its consolidated balance sheets as these warrants to purchase shares of series seed preferred stock were free-standing financial instruments that could require the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of the warrants' issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of total other income (expense), net in the consolidated statements of operations.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

  Debt issuance costs

        Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement using the effective interest method. If the financing arrangement is canceled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately. The Company's consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

  Segment information

        The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's current focus is on developing oncolytic immunotherapies for the treatment of cancer.

  Research and development costs

        Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation and external costs of outside vendors engaged to conduct preclinical development, clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. Upfront payments for materials and supplies acquired for particular research and development activities that have no alternative future use in other research and development projects or otherwise, and therefore have no separate economic value, are expensed as research and development costs at the time the costs are incurred.

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

  Stock-based compensation

        The Company measures all stock-based awards granted to employees, consultants, and non-employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield (see Note 9). Forfeitures are accounted for as they occur. To date, the Company has issued stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

        The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $3,084, $2,528 and $2,267 during the years ended March 31, 2020, 2019 and 2018, respectively, in the consolidated statements of operations and a research and development incentives receivable of $2,962 and $2,474 as of March 31, 2020 and 2019, respectively, on the consolidated balance sheets.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

  Comprehensive loss

        Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2020, comprehensive loss included $(236) of foreign currency translation adjustments and $309 of unrealized gains on short-term investments, net of tax. For the year ended March 31, 2019, comprehensive loss included $(897) of foreign currency translation adjustments and $80 of unrealized gains on short-term investments, net of tax. For the year ended March 31, 2018, comprehensive loss included $2,376 of foreign currency translation adjustments and $(65) of unrealized losses on short-term investments, net of tax.

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

  Recently adopted accounting pronouncements

        In June 2018, the FASB issued Accounting Standards Updates ("ASU") No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-17 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-17 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2018-17 on April 1, 2019. The adoption of ASU 2018-17 did not have a material impact on the Company's consolidated financial statements.

        In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification ("ASC") Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2017-11 on April 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company's consolidated financial statements.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

        In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

        The following table summarizes the financial impact on the Company's consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on April 1, 2019:

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

  Recently issued accounting pronouncements

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 will be effective for the Company beginning April 1, 2020 with early adoption permitted. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

        In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU2018-18"), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition,

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies (Continued)

measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

3. Fair value of financial assets and liabilities

        The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$36,712	$—	$36,712
Commercial paper	—	21,884	—	21,884
US Treasury bonds	—	35,810	—	35,810
US Government Agency bonds	—	15,295	—	15,295
Corporate debt securities	—	36,066	—	36,066

	$—	$145,767	$—	$145,767

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$2,676	$—	$2,676
Commercial paper	—	46,687	—	46,687
US Government Agency bonds	—	20,884	—	20,884
US Treasury bonds	—	41,057	—	41,057
Corporate debt securities	—	8,467	—	8,467

	$—	$119,771	$—	$119,771

        During the years ended March 31, 2020 and 2019, there were no transfers between levels.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair value of financial assets and liabilities (Continued)

Valuation of cash equivalents and short-term investments

        Money market funds, commercial paper, U.S. Treasury bonds, U.S. Government Agency bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at March 31, 2020. Cash equivalents consisted of money market funds, U.S. Treasury bonds, and U.S. Government Agency Bonds at March 31, 2019.

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

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Fair value of financial assets and liabilities (Continued)

        The following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

Year Ended March 31,2019
Risk-free interest rate	2.81%
Expected term (in years)	7.2
Expected volatility	64.4%
Expected dividend yield	0%
Fair value of series seed preferred stock	$15.00

        The following table presents a roll forward of the warrant liability:

Warrant Liability
Balance at March 31, 2018	$1,642
Change in fair value	5,452
Conversion of convertible preferred stock warrant into common stock warrant	(7,094)

Balance at March 31, 2019	$—

4. Short-term investments

        Short-term investments by investment type consisted of the following:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$21,818	$66	$—	$21,884
US Government agency bonds	15,217	78	—	15,295
US Treasury bonds	35,590	220	—	35,810
Corporate debt securities	36,107	24	(65)	36,066

	$108,732	$388	$(65)	$109,055

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$46,687	$2	$(2)	$46,687
US Government agency bonds	15,889	4	—	15,893
US Treasury bonds	38,047	13	—	38,060
Corporate debt securities	8,469	—	(2)	8,467

	$109,092	$19	$(4)	$109,107

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

5. Property, plant and equipment, net

        Property, plant and equipment, net consisted of the following:

	March 31,
	2020	2019
Construction in progress	$1,217	$124
Plant and laboratory equipment	3,669	584
Leasehold improvements	532	154
Computer equipment	1,658	138
Office equipment	721	49
Build-to-suit lease asset	—	11,514

	7,797	12,563
Less: Accumulated depreciation and amortization	(937)	(404)

	$6,860	$12,159

        Depreciation and amortization expense was $533, $148 and $109 for the years ended March 31, 2020, 2019 and 2018, respectively, and recorded within research and development and general and administrative expenses in the consolidated statement of operations.

        Build-to-suit lease asset, as of March 31, 2019, included $11,514 capitalized in connection with the Company's build-to-suit lease accounting. Upon transition to ASC 842, the Company determined that it did not control the build-to-suit lease asset and the arrangement has been accounted for under ASC 842 guidance. Upon the adoption of ASC 842, the Company derecognized $11,514 of construction in progress and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet (see Note 12).

6. Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consisted of the following:

	March 31,
	2020	2019
Accrued researched and development costs	$2,009	$530
Accrued compensation and benefits costs	2,065	1,510
Accrued professional fees	779	464
Deferred rent	—	24
Other	303	273

	$5,156	$2,801

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Long-term debt

        Long-term debt consisted of the following:

March 31, 2020
Principal amount of long-term debt	$10,000
Unamortized debt discount	(199)

Long-term debt, net of discount	$9,801

  Hercules Loan Agreement

        On August 8, 2019, (the "Closing Date") the Company and certain of its affiliates entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc. ("Hercules") pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30,000 (the "Term Loan Facility"), subject to certain terms and conditions. The Company borrowed $10,000 under the Hercules Loan Agreement in one advance as a single tranche Term Loan on the Closing Date upon which the Company paid a $225 facility charge and incurred $130 in additional closing and legal fees. The Company may borrow the unused $20,000 available under the Term Loan Facility in two separate advances. The second advance of up to $10,000 may be borrowed between January 1, 2020 and December 15, 2020 and the third advance of up to $10,000 may be borrowed between July 1, 2020 and June 30, 2021.

        Advances under the Term Loan Facility bear interest at a rate per annum equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, or (ii) 8.75%. The Hercules Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the Hercules Loan Agreement is four years, ending August 1, 2023.

        Interest is payable on a monthly basis until March 1, 2022 (the "Amortization Date"). After the Amortization Date, payments shall consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full.

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

        The Term Loan Facility is secured by substantially all of the Company's assets, but excluding its intellectual property, and subject to certain exceptions and exclusions.

        The Hercules Loan Agreement contains customary covenants for transactions of this type and other covenants agreed to by the parties, including, among others, (i) the provision of delivery of annual and quarterly financial statements and insurance policies and restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales. The Hercules Loan Agreement also provides for customary events of default, including,

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Long-term debt (Continued)

among others, events of default relating to failure to make payment, bankruptcy, breach of covenants, breaches of representations and warranties, change of control, judgment and material adverse effects.

        In connection with entering into the Hercules Loan Agreement the Company paid Hercules $355 of upfront fees, including closing costs and legal fees associated with entering into the agreement, which were recorded as a debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company's consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

        The Company recognized aggregate interest expense under the Hercules Loan Agreement of $734 during the year ended March 31, 2020, which included non-cash interest expense of $60 and $96 related to the accretion of the debt discount and the final payment. As of March 31, 2020, the unamortized debt discount was $199. The Company's annual effective interest rate of the Hercules Loan Agreement was approximately 10.1% for the period from August 8, 2019 to March 31, 2020.

        There were no principal payments due or paid under the Hercules Loan Agreement during the year ended March 31, 2020.

        Future payments of long-term debt, including interest, as of March 31, 2020 are as follows (fiscal years):

Future long-term debt payments:
2021	$—
2022	527
2023	6,558
2024	2,915

Total debt payments	$10,000

        The table of future payments of long-term debt excludes the end of term charge of $495 which is due upon the maturity of the loan.

8. Stockholders' Equity

  Common stock

        As of March 31, 2020 and 2019, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.00l per share.

        As of March 31, 2020 and 2019, the Company had reserved 10,449,033 and 6,873,744 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company's 2018 Omnibus Incentive Compensation Plan and the Company's Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders' Equity (Continued)

  Undesignated preferred stock

        As of March 31, 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2020.

  Convertible preferred stock

        The Company has issued series seed convertible preferred stock (the "series seed preferred stock"), series A convertible preferred stock (the "series A preferred stock") and series B convertible preferred stock (the "series B preferred stock"). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the "preferred stock." In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of March 31, 2020 and 2019.

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

        The issuance date fair value of the warrants to purchase shares of series seed preferred stock was $391 and was recorded as a liability with a corresponding reduction in the carrying value of the series seed preferred stock. The Company did not recognize any losses for the change in fair value of warrant liability within total other income (expense), net in the consolidated statements of operations for the years ended March 31, 2020, related to the change in fair value of the warrant liability. The Company recognized a loss of $(5,452) and $(972), in change in fair value of warrant liability within total other income (expense), net in the consolidated statements of operations for the year ended March 31, 2019 and 2018, respectively, related to the change in fair value of the warrant liability.

        Upon the closing of the Company's IPO in July 2018, all outstanding convertible preferred stock was converted into common stock and the series seed preferred stock warrants became exercisable for 497,344 shares of common stock instead of series seed preferred stock. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to stockholders' equity.

  ATM program

        In August 2019, the Company entered into a Sales Agreement (the "Sales Agreement") with SVB Leerink LLC (the "Agent"), pursuant to which the Company may sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company's common stock, $0.001 par value per share (the "Shares"), through the Agent, as the Company's sales agent.

        Any Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an "at the market offering" ("ATM"), as defined in Rule 415(a)(4) promulgated

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders' Equity (Continued)

under the Securities Act of 1933, as amended or in negotiated transactions, if authorized by the Company, and (ii) pursuant to, and only upon the effectiveness of, a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 8, 2019 for an offering of up to $250,000 of various securities, including shares of the Company's common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.

        Subject to the terms of the Sales Agreement, the Agent will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sale of the Shares, if any. During the year ended March 31, 2020, the Company has issued and sold 287,559 shares of common stock for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM program.

  Equity offerings

        In November 2019, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the "Underwriters"), relating to the issuance and sale of an aggregate of (a) 3,678,031 shares of the Company's common stock (the "Shares"), and (b) pre-funded warrants to purchase 2,200,000 shares of the Company's common stock (the "Pre-Funded Warrants") to the Underwriters (the "Offering"). The Shares were sold to the purchasers at the public offering price of $13.61 per share. The Pre-Funded Warrants were sold at a public offering price of $13.6099 per Pre-Funded Warrant, which represents the per share public offering price for the Company's common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to 881,704 additional shares of its common stock. In December 2019, the Underwriters partially exercised their purchase option and the Company issued and sold an additional 838,530 shares of its common stock. The Company received aggregate net proceeds of approximately $85,598 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.

        The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage by providing at least 61 days' prior notice to the Company. As of March 31, 2020, none of the warrants had been exercised.

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

9. Stock-based compensation (Continued)

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

        The Company's 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company's employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 of which 0 remained available for future grants as of March 31, 2020. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

  2018 Omnibus Incentive Compensation Plan

        On July 9, 2018, the Company's board of directors adopted, and the Company's stockholders approved the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), which became effective immediately prior to the effectiveness of the registration statement for the Company's initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company's common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,278 shares pursuant to the terms of the 2018 Plan. As of March 31, 2020, 2,122,012 shares remained available for future grants under the 2018 Plan.

        The 2015 Plan, the 2017 Plan and the 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-based compensation (Continued)

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

  Employee Stock Purchase Plan

        On July 9, 2018, the Company's board of directors adopted and the Company's stockholders approved the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company's common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company's board of directors) will be added to the number of shares authorized under the ESPP. In accordance, on April 1, 2019, the number of shares reserved for issuance under the ESPP automatically increased by 316,569 shares, for a total of 665,181 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants.

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

9. Stock-based compensation (Continued)

        The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended March 31,
	2020	2019	2018
Risk-free interest rate	2.12%	2.81%	2.01%
Expected term (in years)	6.0	6.1	6.0
Expected volatility	71.4%	62.0%	75.0%
Expected dividend yield	0%	0%	0%

        The following table presents the assumptions that the Company used to determine the grant-date fair value of stock options granted to a non-employee:

Year Ended March 31, 2018
Risk-free interest rate	2.29%
Expected term (in years)	10.0
Expected volatility	75.0%
Expected dividend yield	0%

        All outstanding non-employee options granted during the year ended March 31, 2018 have vested, and there were no options granted to non-employees during the year ended March 31, 2020 or 2019.

  Stock options

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2019	3,721,784	$7.14	8.61	$30,150
Granted	1,637,035	15.07	9.21
Exercised	(207,673)	2.65
Cancelled	(186,765)	11.48

Outstanding as of March 31, 2020	4,964,381	$9.78	8.02	$15,344

Options exercisable as of March 31, 2019	1,278,330	$2.51	7.75	$16,249
Options exercisable as of March 31, 2020	2,117,721	$5.66	7.20	11,733

        The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.

        The weighted average grant-date fair value per share of stock options granted during the years ended March 31, 2020 and 2019 was $9.70 and $8.82, respectively. The total fair value of options vested

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-based compensation (Continued)

during the years ended March 31, 2020 and 2019 was $5,440 and $1,298, respectively. As of March 31, 2020, there were no outstanding unvested service-based stock options held by non-employees.

Stock-based compensation expense

        Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended March 31,
	2020	2019	2018
Research and development	$3,689	$1,488	$335
General and administrative	4,052	1,242	477

	$7,741	$2,730	$812

        As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $18,732, which is expected to be recognized over a weighted average period of 2.56 years.

10. Net loss per share

        Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended March 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(52,625)	$(30,834)	$(19,702)

Denominator:
Weighted average common shares outstanding, basic and diluted	34,261,548	23,198,400	4,978,539

Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(1.33)	$(3.96)

        Included within weighted average common shares outstanding are common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

        The Company's potentially dilutive securities, which include stock options, preferred stock and warrants to purchase shares of series seed preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Net loss per share (Continued)

computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended March 31,
	2020	2019	2018
Options to purchase common stock	4,964,381	3,721,784	2,520,247
Convertible preferred stock (as converted to common stock)	—	—	19,157,360
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344	497,344

	5,461,725	4,219,128	22,174,951

11. Significant agreements

  Agreement with Bristol-Myers Squibb Company

        In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company ("BMS"). Pursuant to the agreement, BMS will provide to the Company, at no cost, a compound for use in the Company's ongoing clinical trial. Under the agreement, the Company will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to its compound in the clinical trial and agreed to supply its compound, at no cost to the Company, for use in the clinical trial. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 refractory melanoma.

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

        As of March 31, 2020, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

        In April 2019, the Company entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide to the Company, at no cost, nivolumab for use in the Company's Phase 1 clinical trial of RP2 in combination with nivolumab.

  Agreement with Regeneron Pharmaceuticals, Inc.

        In May 2018, the Company entered into an agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron"). The Company and Regeneron are each independently developing compounds for the treatment of certain tumor types. Pursuant to the agreement, the Company and Regeneron will undertake one or more clinical trials using a combination of the compounds being developed by each

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

11. Significant agreements (Continued)

entity. Under the agreement, each study will be conducted under terms set out in a separately agreed upon study plan that will identify the name of the sponsor and which party will manage the particular clinical trial, and include the protocol, the budget and a schedule of clinical obligations. In June 2018, under the terms of the agreement between the Company and Regeneron, the parties agreed to the first study plan. The Company and Regeneron have agreed to the protocol, budget, sample testing and clinical obligations schedule under the study plan. Development and supply costs associated with the study plan will be split equally between the Company and Regeneron.

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

        Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the year ended March 31, 2020, the Company did not receive or make any payments under the terms of the agreement to Regeneron. As of March 31, 2020 and 2019, the Company recorded $971 and $337 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

12. Commitments and contingencies

  Leases

        In December 2015, the Company entered into a lease agreement for office space in Woburn, Massachusetts, which expires on March 30, 2021. The Company has the option to extend the lease agreement for successive periods of five years. Monthly lease payments, inclusive of base rent and ancillary charges, total $7. Monthly base rent is subject to increase each year in proportion to the Consumer Price Index. The lease was terminated by the Company in March 2020, prior to the expiration of the lease term.

        In April 2016, the Company entered into a lease agreement for office and laboratory space in Abingdon, England, which expires on April 3, 2026. The Company has the right to terminate the lease as of April 4, 2021 upon at least nine months' prior written notice. Monthly lease payments are inclusive of base rent, ancillary charges, non-rent shared tenant occupancy costs and the respective

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and contingencies (Continued)

value added tax to be paid. Monthly lease payments include base rent of approximately $23 through December 3, 2016 and $31 thereafter. Monthly base rent is subject to increase after April 2021 in proportion to the Retail Price Index. The lease is classified as an operating lease.

        In June 2018, the Company entered into an agreement to lease approximately 63,000 square feet of office, manufacturing and laboratory space in Framingham, Massachusetts. Pursuant to the lease agreement, the lease term commenced in December 2018, subject to the landlord completing certain agreed upon landlord improvements. The rent commencement date started in August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions. Annual lease payments during the first year were $2,373 with increases of 3.0% each year thereafter until the expiration of the lease.

        Prior to the adoption of ASC 842 on April 1, 2019, the Company was deemed to be the accounting owner of the leased space during the construction period, which began in December 2018, because of certain indemnification provisions within the lease agreement. As a result, the Company had capitalized $11,514 as a build-to-suit lease asset within property and equipment as of March 31, 2019. Upon transition to ASC 842 on April 1, 2019, the Company determined that it did not control the build-to-suit lease asset and the arrangement has been accounted for under the guidance set forth within ASC 842, leases. Upon the adoption of ASC 842, the Company derecognized $11,514 of the build-to-suit lease asset and $6,561 of financing obligations and recorded long term prepaid rent of $5,006 on the consolidated balance sheet as landlord owned tenant improvements were determined to be prepaid rent under the guidance set forth within ASC 842. The Company continued to record construction costs incurred during the construction period subsequent to April 1, 2019 as prepaid rent.

        Construction was completed associated with approximately 10,500 square feet of the leased space in Framingham, Massachusetts and the Company occupied the building as office space beginning August 1, 2019. The Company recorded a right-of-use asset and lease liability associated with the occupied space as of August 1, 2019. The Company recorded $2,368 in related construction costs to the right-of-use asset upon the lease commencement date which were reclassified from prepaid rent. The Company occupied the remainder of the facility, approximately 53,000 square feet used as laboratory space, on October 22, 2019. The Company recorded a right-of-use asset and lease liability associated with the remaining space as of October 22, 2019. The Company recorded $18,164 in related construction costs and $261 in rent payments made prior to the lease commencement date to the right-of-use asset upon the lease commencement date which were reclassified from prepaid rent. The lease is classified as a financing lease.

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

        The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-to-use—operating leases, operating lease liabilities, current and operating

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and contingencies (Continued)

lease liabilities, non-current. Finance leases are included in the balance sheet as right-to-use asset—finance lease finance lease liabilities, current, and finance lease liabilities, non-current. Certain of the Company's lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company's lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Year Ended March 31, 2020
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$1,274
Interest on lease liabilities	1,185
Operating lease costs	885

Total lease cost	$3,344

        Finance lease costs of $239 are recognized in general and administrative expenses for the year ended March 31, 2020 and $1,034 in research and development expenses for the year ended March 31, 2020. Operating leases costs are recognized in general and administrative expenses for the year ended March 31, 2020. The following table summarizes the maturity of the Company's lease liabilities on an

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and contingencies (Continued)

undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of March 31, 2020:

	March 31,2020
	Operating leases	Financing lease	Total
2021	$873	$2,411	$3,284
2022	586	2,483	3,069
2023	596	2,558	3,154
2024	605	2,634	3,239
2025	614	2,714	3,328
Thereafter	2,791	43,685	46,476

Total lease payments	6,065	56,485	62,550
Less : interest	1,455	29,107	30,562

Total lease liabilities	$4,610	$27,378	$31,988

        The following table summarizes the future minimum lease payments due under the Company's operating leases as of March 31, 2019:

2020	$2,062
2021	2,901
2022	2,493
2023	2,568
2024	2,645
2025	2,725
Thereafter	12,770

$28,164

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and contingencies (Continued)

        The following table provides lease disclosure as of and for the year ended March 31, 2020:

Leases	March 31, 2020
Right-to-use operating lease asset	$4,425
Right-to-use finance lease asset	46,925

Total lease assets	$51,350

Operating lease liabilities, current	$873
Finance lease liabilities, current	2,411
Operating lease liabilities, non-current	3,737
Finance lease liabilities, non-current	24,967

Total lease liabilities	$31,988

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$747
Operating cash flows from finance leases	$1,185
Financing cash flows from finance leases	$59
Right-to-use asset obtained in exchange for new operating lease liabilities	$5,152
Right-to-use asset obtained in exchange for new financing lease liabilities	$48,224
Variable lease costs	$—
Short term lease costs	$—
Weighted-average remaining lease term—operating leases	8.7 years
Weighted-average remaining lease term—financing leases	19.3 years
Weighted-average discount rate—operating leases	7%
Weighted-average discount rate—financing leases	8%

        The variable lease costs and short-term lease costs were insignificant for the year ended March 31, 2020.

  Manufacturing commitments

        The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2020, the Company had committed to minimum payments under these arrangements totaling $3,569 through March 31, 2021. As of March 31, 2019, the Company had committed to minimum payments under these arrangements totaling $4,694 through March 31, 2020.

  Indemnification agreements

        In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and contingencies (Continued)

infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 or 2019.

  Legal proceedings

        The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

13. Benefit plans

        The Company established a defined-contribution savings plan under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company's board of directors. During the years ended March 31, 2020, 2019 and 2018, the Company made contributions totaling $232, $102 and $49, respectively, to the 401(k) Plan.

        We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees' contributions each year in amounts up to 8% of their annual base salary.

14. Income taxes

        On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We evaluated the provisions of the CARES Act and do not anticipate the associated impacts, if any, will have a material effect on our financial position.

        During the years ended March 31, 2020, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred generated during the years then ended, due to its uncertainty of realizing a benefit from those items. The Company's net loss before income taxes were generated in the United States and the United Kingdom.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Income taxes (Continued)

        Net loss before income taxes for the years ended March 31, 2020, 2019 and 2018 were as follows:

	Year Ended March 31,
	2020	2019	2018
United States	$(12,963)	$(9,483)	$(8,992)
Foreign (United Kingdom)	(39,662)	(21,351)	(10,710)

	$(52,625)	$(30,834)	$(19,702)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate for the years ended March 31, 2020, 2019 and 2018 is as follows:

	March 31,
	2020	2019	2018
U.S. Federal statutory income tax rate	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal benefit	(1.6)	(1.5)	(2.6)
Research and development expenses	2.2	3.1	3.8
Remeasurement of deferred taxes as a result of tax reform	—	—	2.6
Foreign tax rate differential	2.8	2.4	2.2
Change in valuation allowance	16.0	15.5	14.0
Return to provision	1.9	0.4	—
Other	(0.3)	1.1	1.0

Effective income tax rate	0.00%	0.00%	0.00%

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Income taxes (Continued)

        Components of the Company's deferred tax assets as of March 31, 2020 and 2019 were as follows:

	March 31,
	2020	2019
Deferred tax assets:
Foreign net operating loss carryforwards	$9,092	$4,079
Federal net operating loss carryforwards	2,450	2,223
State net operating loss carryforwards	1,054	684
Property, plant and equipment	5,499	—
Capitalized start-up costs	1,748	1,886
Stock compensation	2,526	573
Accrued expenses	341	1,793
Lease liability	8,705	—

Total deferred tax assets	31,415	11,238

Deferred tax liabilities:
Right-to-use asset	(13,998)	—
Property, plant and equipment	—	(1,842)
Other	(88)	—

Total deferred tax liabilities	(14,086)	(1,842)

Valuation allowance	(17,329)	(9,396)

Net deferred tax assets	$—	$—

        As of March 31, 2020, the Company had federal and foreign net operating loss carryforwards of approximately $11,667 and $53,483, respectively, which can be carried forward indefinitely. As of March 31, 2020, the Company had state net operating loss carryforwards of $ 16,670, which will expire between 2039 and 2040.

        Utilization of the U.S. federal and state net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Income taxes (Continued)

        Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards were as follows:

	March 31,
	2020	2019
Valuation allowance as of beginning of year	$9,396	$4,724
Increases recorded to income tax provision	8,047	4,672
Decreases recorded to income tax provision for equity	(114)	—

Valuation allowance as of end of year	$17,329	$9,396

        As of March 31, 2020 and 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. As of March 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company's consolidated statements of operations and comprehensive loss.

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

	March 31,
	2020	2019
United States	$6,357	11,648
United Kingdom	503	511

	$6,860	$12,159

REPLIMUNE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

16. Quarterly financial data (unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Operating expenses	16,385	16,664	12,242	10,907
Net loss attributable to common stockholders	(15,789)	(16,189)	(11,139)	(9,508)
Net loss per share attributable to common stockholders, basic and diluted	(0.41)	(0.46)	(0.35)	(0.30)

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Operating expenses	7,826	10,137	7,104	5,879
Net loss attributable to common stockholders	(6,656)	(7,673)	(6,461)	(10,044)
Net loss per share attributable to common stockholders, basic and diluted	(0.29)	(0.24)	(0.26)	(2.02)

17. Subsequent events

        For its consolidated financial statements as of March 31, 2020 and for the year then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

  Hercules Loan Agreement

        On June 1, 2020, the Company amended the Hercules Loan Agreement to increase the secured term loan facility from $30,000 to $40,000 by adding a fourth advance of up to $10,000 which may be borrowed between July 1, 2021 and December 15, 2021. The amended agreement contains certain borrowing milestones as defined in the agreement. Additionally, the Amortization Date was changed from March 1, 2022 to September 1, 2022 to extend the interest only payment period by six months