Form 10-Q
period 2020-06-30
Replimune Group, Inc.
filed 2020-08-07
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 4, 2020 was 40,288,329.

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	March 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$104,797	$59,500
Short-term investments	156,962	109,055
Research and development incentives receivable	2,951	2,962
Prepaid expenses and other current assets	3,031	2,734
Total current assets	267,741	174,251
Property, plant and equipment, net	7,357	6,860
Research and development incentives receivable - long term	679
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,852	4,425
Right-to-use asset - financing leases	46,318	46,925
Total assets	$329,583	$234,097

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,480	$3,434
Accrued expenses and other current liabilities	5,139	5,156
Operating lease liabilities, current	830	873
Financing lease liabilities, current	2,429	2,411
Total current liabilities	11,878	11,874
Long term debt, net of debt discount	9,764	9,801
Operating lease liabilities, non-current	5,210	3,737

Financing lease liabilities, non-current	24,917	24,967
Total liabilities	51,769	50,379
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2020 and March 31, 2020; 40,280,420 and 36,668,743 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	40	37
Additional paid-in capital	408,755	296,961
Accumulated deficit	(129,791)	(112,298)
Accumulated other comprehensive loss	(1,190)	(982)
Total stockholders' equity	277,814	183,718
Total liabilities and stockholders' equity	$329,583	$234,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Operating expenses:
Research and development	$12,157	$7,457
General and administrative	5,676	3,450
Total operating expenses	17,833	10,907
Loss from operations	(17,833)	(10,907)
Other income:
Research and development incentives	686	621
Investment income	527	687
Interest expense on finance lease liability	(561)	-
Interest expense on debt obligations	(284)	-
Other income	(28)	91
Total other income, net	340	1,399
Net loss attributable to common stockholders	$(17,493)	$(9,508)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.30)
Weighted average common shares outstanding, basic and diluted	39,862,319	31,661,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Net loss	$(17,493)	$(9,508)
Other comprehensive loss:
Foreign currency translation loss	(12)	(182)
Net unrealized gain (loss) on short-term investments, net of tax	(196)	65
Comprehensive loss	$(17,701)	$(9,625)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $2,100 issuance costs	-	-	32,900	-	-	32,900
Issuance of common stock, net of issuance costs and underwriter fees of $5,117	3,478,261	3	74,879			74,882
Foreign currency translation adjustment	-	-	-	-	(12)	(12)
Unrealized loss on short-term investments	-	-	-	-	(196)	(196)
Exercise of stock options	133,416		1,547	-	-	1,547
Stock-based compensation expense	-	-	2,468	-	-	2,468
Net loss	-	-	-	(17,493)	-	(17,493)
Balances as of June 30, 2020	40,280,420	$40	$408,755	$(129,791)	$(1,190)	$277,814

Balances as of March 31, 2019	31,656,950	32	198,645	(59,766)	(1,055)	137,856
Foreign currency translation adjustment	-	-	-	-	(182)	(182)
Unrealized gain on short-term investments	-	-	-	-	65	65
Exercise of stock options	6,751	-	18	-	-	18
Stock-based compensation expense	-	-	1,810	-	-	1,810
Impact of adoption of ASC 842	-	-	-	93	-	93
Net loss	-	-	-	(9,508)	-	(9,508)
Balances as of June 30, 2019	31,663,701	$32	$200,473	$(69,181)	$(1,172)	$130,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,493)	$(9,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,468	1,810
Depreciation and amortization	391	42
Noncash interest expense	63	-
Net amortization of premiums and discounts on short-term investments	91	(436)
Changes in operating assets and liabilities:
Research and development incentives receivable	(684)	(621)
Prepaid expenses and other current assets	(301)	(847)
Operating lease, right-of-use-asset	135	85
Finance lease, right-of-use-asset	607
Long term prepaid rent	-	(6,895)
Accounts payable	(224)	3,764
Accrued expenses and other current liabilities	(11)	(885)
Operating lease liabilities	(132)	(91)
Net cash used in operating activities	(15,090)	(13,582)
Cash flows from investing activities:
Purchases of property, plant and equipment	(932)	(362)
Purchase of short-term investments	(125,812)	(18,486)
Proceeds from sales and maturities of short-term investments	77,618	45,659
Net cash provided by (used in) investing activities	(49,126)	26,811
Cash flows from financing activities:
Payment of issuance costs	(100)	-
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	75,199	-
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	32,900	-
Principal payment of finance lease obligation	(32)	-
Exercise of stock options	1,547	18
Net cash provided by financing activities	109,514	18
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(137)

Net increase in cash, cash equivalents and restricted cash	45,297	13,110
Cash, cash equivalents and restricted cash at beginning of period	61,136	26,890
Cash, cash equivalents and restricted cash at end of period	$106,433	$40,000
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$221	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on short-term investments	$(196)	$65
Issuance costs included in accounts payable	$317	$-
Purchases of property and equipment included in accounts payable	$64	$-
Lease assets obtained in exchange for new operating lease liabilities	$1,580	$789

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Nature of the business

Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development of oncolytic immunotherapies to treat cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); and Replimune Securities Corporation.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $17,493 and $9,508 for the three months ended June 30, 2020 and 2019, respectively. In addition, as of June 30, 2020, the Company had an accumulated deficit of $129,791. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. The Company expects to seek additional funding through public and private equity financings, debt financings, collaborations, licensing arrangements, and/or strategic alliances.

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

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for the Company’s employees, other than certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees who we deem essential from time to time. For those essential employees, the Company has implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company has taken these and other precautionary steps while maintaining business continuity in order to continue to progress its programs. While there has been no prolonged material disruption to the Company’s business to date, the impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2020, the consolidated statements of operations, of comprehensive loss and of cash flows for the three months ended June 30, 2020 and 2019 and the consolidated statement of stockholders’ equity as of June 30, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three months ended June 30, 2020 and 2019. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2020 and 2019 are unaudited. The results for the three months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending March 31, 2021, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2020.

During the three months ended June 30, 2020, there have been no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2020, except as described below.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. The Company adopted ASU 2018-13 on April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU2018-18”), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company adopted ASU 2018-18 on April 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated financial statements.

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$-	$43,566	$-	$43,566
US Treasury bonds	-	84,785	-	84,785
US Government Agency bonds	-	105,624	-	105,624
	$-	$233,975	$-	$233,975

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$-	$36,712	$-	$36,712
Commercial paper	-	21,884	-	21,884
US Treasury bonds	-	35,810	-	35,810
US Government Agency bonds	-	15,295	-	15,295
Corporate debt securities	-	36,066	-	36,066
	$-	$145,767	$-	$145,767

The underlying securities held in the money market funds held by the Company are all government backed securities.

During the three months ended June 30, 2020 and 2019, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper, U.S. Treasury bonds, U.S. Government Agency bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at June 30, 2020 and March 31, 2020.

4. Short-term investments

Short-term investments by investment type consisted of the following:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper				$-
US Government agency bonds	$90,147	$37	$(9)	$90,175
US Treasury bonds	66,688	102	(3)	66,787
	$156,835	$139	$(12)	$156,962

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$21,818	$66	$-	$21,884
US Government agency bonds	15,217	78	-	15,295
US Treasury bonds	35,590	220	-	35,810
Corporate debt securities	36,107	24	(65)	36,066
	$108,732	$388	$(65)	$109,055

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	June 30,	March 31,
	2020	2020
Construction in progress	$1,246	$1,217
Plant and laboratory equipment	4,409	3,669
Leasehold improvements	647	532
Computer equipment	1,662	1,658
Office equipment	721	721
	8,685	7,797
Less: Accumulated depreciation and amortization	(1,328)	(937)
	$7,357	$6,860

Depreciation and amortization expense was $391 and $42 for the three months ended June 30, 2020 and 2019, respectively, and recorded within research and development and general and administrative expenses in the consolidated statement of operations.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	March 31,
	2020	2020
Accrued research and development costs	$2,872	$2,009
Accrued compensation and benefits costs	1,189	2,065
Accrued professional fees	503	779
Other	575	303
	$5,139	$5,156

7. Long-term debt

Long-term debt consisted of the following:

	June 30,	March 31,
	2020	2020
Principal amount of long-term debt	$10,000	$10,000
Unamortized debt discount	(236)	(199)
Long-term debt, net of discount	$9,764	$9,801

Hercules Loan Agreement

On August 8, 2019, (the “Closing Date”) and as amended on June 1, 2020 (“the First Amendment”), the Company and certain of its affiliates entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30,000 (the “Term Loan Facility”), subject to certain terms and conditions. The Company borrowed $10,000 under the Hercules Loan Agreement in one advance as a single tranche Term Loan on the Closing Date upon which the Company paid a $225 facility charge and incurred $130 in additional closing and legal fees. The Company may borrow the unused $20,000 available under the Term Loan Facility in two separate advances. The second advance of up to $10,000 may be borrowed between January 1, 2020 and December 15, 2020 and the third advance of up to $10,000 may be borrowed between July 1, 2020 and June 30, 2021.

In June 2020, the Company entered into the First Amendment to the Hercules Loan Agreement (the “Hercules First Amendment”), which amended the secured term loan facility from $30,000 to $40,000, subject to terms and conditions, by adding a fourth advance of up to $10,000. The Company may borrow the second advance of $10,000 may between October 1, 2020 and December 15, 2020. In the event the Company does not draw on the second advance or if the Term Loan Facility is terminated prior to a draw of the second advance, the Company shall pay Hercules a one-time facility charge fee of $0.1 million on the earliest of (i) December 16, 2020 or (ii) the date the Company prepays the outstanding obligations. The third advance of up to $10,000 may be borrowed between July 1, 2020 and June 30, 2021. The fourth advance of up to $10,000 may be borrowed between July 1, 2021 and December 15, 2021. The Company incurred $103 in additional closing and legal fees in connection with Hercules First Amendment, of which $100 will be capitalized and amortized as part of the effective yield. Additionally, the Amortization Date was changed from March 1, 2022 to September 1, 2022 (the “Amortization Date”) to extend the interest only payment period by six months.

Advances under the Term Loan Facility bear interest at a rate per annum equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, or (ii) 8.75%. The Hercules Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the Hercules Loan Agreement is four years, ending August 1, 2023.

Interest is payable on a monthly basis until the Amortization Date. After the Amortization Date, payments shall consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full.

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

The Hercules Loan Agreement contains customary covenants for transactions of this type and other covenants agreed to by the parties, including, among others, (i) the provision of delivery of annual and quarterly financial statements and insurance policies and restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales. The Hercules Loan Agreement also provides for customary events of default, including, among others, events of default relating to failure to make payment, bankruptcy, breach of covenants, breaches of representations and warranties, change of control, judgment and material adverse effects.

In connection with entering into the Hercules Loan Agreement, the Company paid Hercules $355 of upfront fees, including closing costs and legal fees associated with entering into the agreement, which were recorded as a debt discount. In connection with entering into the Hercules First Amendment, the Company paid $100 of upfront fees, including closing costs and legal fees associated with entering into the amendment, which were recorded as debt discount, totaling the debt discount to $455 as of June 30, 2020. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

The Company recognized aggregate interest expense under the Hercules Loan Agreement of $284 during the three months ended June 30, 2020, which included non-cash interest expense of $27 and $36 related to the accretion of the debt discount and the final payment. As of June 30, 2020, the unamortized debt discount was $236. The Company’s annual effective interest rate of the Hercules First Amendment was approximately 10.5% as of June 30, 2020.

There were no principal payments due or paid under the Hercules Loan Agreement during the three months ended June 30, 2020.

Future payments of long-term debt as of June 30, 2020 are as follows (fiscal years):

Debt maturity as of June 30, 2020
Future long-term debt payments:
2021 (remaining nine months)	$-
2022	-
2023	5,722
2024	4,278
Total debt payments	$10,000

The table of future payments of long-term debt excludes the end of term charge of $495 which is due upon the maturity of the loan.

8. Stockholders’ Equity

Common stock

As of June 30, 2020 and March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.

As of June 30, 2020 and March 31, 2020, the Company had reserved 13,670,676 and 10,449,033 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.

Undesignated preferred stock

As of June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2020.

Convertible preferred stock and preferred stock warrants

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.” In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of June 30, 2020 and March 31, 2020.

In connection with the issuance of the series seed preferred stock, the Company issued to the holders of the series seed preferred stock warrants for the purchase of 50,000 shares of series seed preferred stock, which became fully vested and exercisable in the year of issuance. The warrants to purchase shares of series seed preferred stock were issued at an exercise price of $10.00 per share and expire on the earlier of September 16, 2025 or a qualified change of control event. Upon the closing of the Company's IPO in July 2018, the series seed preferred stock warrants became exercisable for 497,344 shares of common stock and were reclassified to stockholders’ equity.

ATM program

In August 2019, the Company entered into a Sales Agreement (as amended, the “Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent. In June 2020, the Sales Agreement was amended to reduce the aggregate offering amount under the Sales Agreement from $75,000 of shares to $30,000 of Shares. Any Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”), as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended or in negotiated transactions, if authorized by the Company, and (ii) pursuant to, and only upon the effectiveness of, a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 8, 2019 for an offering of up to $250,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.

Subject to the terms of the Sales Agreement, the Agent will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sale of the Shares, if any. During the year ended March 31, 2020, the Company issued and sold 287,559 Shares for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM. As of June 30, 2020, the Company had $25,432 of Shares remaining available for sale under the ATM.

Equity offerings

In November 2019, the Company entered into an Underwriting Agreement (the “November 2019 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “November 2019 Underwriters”), relating to the issuance and sale of an aggregate of (a) 3,678,031 shares of the Company’s common stock (the “November 2019 Shares”), and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock (the “November 2019 Pre-Funded Warrants”) to the Underwriters (the “November 2019 Offering”). The November 2019 Shares were sold to the purchasers at the public offering price of $13.61 per share. The November 2019 Pre-Funded Warrants were sold at a public offering price of $13.6099 per November 2019 Pre-Funded Warrant, which represents the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such November 2019 Pre-Funded Warrant. In December 2019, the November 2019 Underwriters partially exercised their purchase option pursuant to the Underwriting Agreement, and the Company issued and sold an additional 838,530 shares of its common stock.  The Company received aggregate net proceeds of approximately $85,598 in the November 2019 Offering, after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.

Funds affiliated with Redmile Group, LLC purchased all of the November 2019 Pre-Funded Warrants. The November 2019 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of November 2019 Pre-Funded Warrants may not exercise the November 2019 Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of November 2019 Pre-Funded Warrants may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. As of June 30, 2020, none of the November 2019 Pre-Funded Warrants had been exercised.

In June 2020, the Company entered into a separate Underwriting Agreement (the “June 2020 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “June 2020 Underwriters”), relating to the issuance and sale of an aggregate of (a) 2,826,088 shares of the Company’s common stock (the “June 2020 Shares”), and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock (the “June 2020 Pre-Funded Warrants”) to the Underwriters (the “June 2020 Offering”). The June 2020 Shares were sold to the purchasers at the public offering price of $23.00 per share. The June 2020 Pre-Funded Warrants were sold at a public offering price of $22.9999 per June 2020 Pre-Funded Warrant, which represents the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such June 2020 Pre-Funded Warrant. The June 2020 Underwriters fully exercised their purchase option pursuant to the June 2020 Underwriting Agreement, and the Company issued and sold an additional 652,173 shares of its common stock.  The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.

Funds affiliated with Redmile Group, LLC and funds affiliated with a second institutional investor purchased all of the June 2020 Pre-Funded Warrants. The June 2020 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of June 2020 Pre-Funded Warrants may not exercise the June 2020 Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of June 2020 Pre-Funded Warrants may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. As of June 30, 2020, none of the June 2020 Pre-Funded Warrants had been exercised.

All of the Company’s pre-funded warrants to purchase the Company’s common stock were purchased by funds affiliated with Redmile Group, LLC (in both the November 2019 Offering and the June 2020 Offering) and funds affiliated with a second institutional investor (in the June 2020 Offering). Other than as set forth in Note 10 to these consolidated financial statements, the 3,721,738 shares of the Company’s common stock into which the November 2019 Pre-Funded Warrants and the June 2020 Pre-Funded Warrants are exercisable are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. However, the November 2019 Pre-Funded Warrants and the June 2020 Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share attributable to common stockholders (see Note 10).

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 of which 0 remained available for future grants as of June 30, 2020. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,278 shares pursuant to the terms of the 2018 Plan. As of June 30, 2020, 1,909,204 shares remained available for future grants under the 2018 Plan.

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

Employee Stock Purchase Plan

On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance, on April 1, 2020, the number of shares reserved for issuance under the ESPP automatically increased by 366,687 shares, for a total of 1,031,868 shares reserved for the ESPP. In accordance, on April 1, 2019, the number of shares reserved for issuance under the ESPP automatically increased by 316,569 shares, for a total of 665,181 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2020	2019
Risk-free interest rate	1.24%	2.34%
Expected term (in years)	6.5	6.0
Expected volatility	75.0%	71.0%
Expected dividend yield	0%	0%

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2020	4,964,381	$9.78	8.02	$15,344
Granted	1,721,504	10.43	9.77
Exercised	(133,416)	11.60
Cancelled	(41,947)	12.02
Outstanding as of June 30, 2020	6,510,522	9.90	8.29	$97,322
Options exercisable as of March 31, 2020	2,117,721	$5.66	7.20	$11,733
Options exercisable as of June 30, 2020	2,545,850	$7.01	7.21	$45,430

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2020 and 2019 was $6.94 and $9.96, respectively. The total fair value of options vested during the three months ended June 30, 2020 and 2019 was $4,633 and $211, respectively.

Stock-based compensation expense

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended
	June 30,
	2020	2019
Research and development	$1,000	$841
General and administrative	1,468	969
	$2,468	$1,810

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $27,901, which is expected to be recognized over a weighted average period of 2.96 years.

10. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(17,493)	$(9,508)
Denominator:
Weighted average common shares outstanding, basic and diluted	39,862,319	31,661,430
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.30)

The November 2019 Pre-Funded Warrants and the June 2020 Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share attributable to common stockholders. The Company’s potentially dilutive securities, which include stock options, preferred stock and warrants to purchase shares of series seed preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2020	2019
Options to purchase common stock	6,510,522	4,845,068
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	7,007,866	5,342,412

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

As of June 30, 2020, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

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

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three months ended June 30, 2020 or 2019, the Company did not make any payments under the terms of the agreement to Regeneron.  During the three months ended June 30, 2020 and 2019, the Company received payments under the terms of the agreement to Regeneron of $971 and $337, respectively.  As of June 30, 2020 and March 31, 2020, the Company recorded $1,432 and $971 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

12. Commitments and contingencies

Leases

In April 2016, the Company entered into a lease agreement for office and laboratory space in Abingdon, England. On June 29, 2020 the Company modified the lease terms to extend the expiration date to April 3, 2031 and the lease modification was not accounted for as a separate contract. As part of the lease modification, the lease liability was remeasured in accordance with the updated terms of the contract and the associated lease liability and right-of-use asset was increased by $1,580. The Company has the right to terminate the lease as of April 4, 2026 upon at least twelve months’ prior written notice. Monthly lease payments are inclusive of base rent, ancillary charges, non-rent shared tenant occupancy costs and the respective value added tax to be paid. Monthly lease payments include base rent of approximately $29 through June 23, 2020, $14 from June 24, 2020 through December 24, 2020, and $29 thereafter. Monthly base rent is subject to increase after April 2021 in proportion to the Retail Price Index or market rates. The lease is classified as an operating lease.

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-to-use—operating leases, operating lease liabilities, current and operating lease liabilities, non-current. Finance leases are included in the balance sheet as right-to-use asset—finance lease finance lease liabilities, current, and finance lease liabilities, non-current. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

	Three Months Ended June 30,
Lease cost	2020	2019
Finance lease costs:
Amortization of right-to-use asset	$607	$-
Interest on lease liabilities	561	-
Operating lease costs	230	114
Total lease cost	$1,398	$114

Finance lease costs of $90 and $0 are recognized in general and administrative expenses for the three months ended June 30, 2020 and 2019, respectively, and $517 and $0 in research and development expenses for the three months ended June 30 and 2019, respectively. Operating leases costs are recognized in general and administrative expenses for the three months ended June 30, 2020 and 2019. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of June 30, 2020:

	June 30, 2020
	Operating leases	Financing lease	Total
2022 (remaining nine months)	$599	$1,817	$2,416
2023	930	2,483	3,413
2024	939	2,558	3,497
2025	949	2,634	3,583
2026	958	2,713	3,671
Thereafter	4,832	43,686	48,518
Total lease payments	9,207	55,891	65,098
Less: interest	3,167	28,545	31,712
Total lease liabilities	$6,040	$27,346	$33,386

The following table provides lease disclosure as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Leases
Right-to-use operating lease asset	$5,852	$4,425
Right-to-use finance lease asset	46,318	46,925
Total lease assets	$52,170	$51,350

Operating lease liabilities, current	$830	$873
Finance lease liabilities, current	2,429	2,411
Operating lease liabilities, non-current	5,210	3,737
Finance lease liabilities, non-current	24,917	24,967
Total lease liabilities	$33,386	$31,988

The following table provides lease disclosure for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$209	$114
Operating cash flows from finance leases	$561	$-
Financing cash flows from finance leases	$32	$-
Right-to-use asset obtained in exchange for new operating lease liabilities	$1,580	$789
Weighted-average remaining lease term - operating leases	9.8 years	1.8 years
Weighted-average remaining lease term - financing leases	19.3 years	-
Weighted-average discount rate - operating leases	10%	15%
Weighted-average discount rate - financing leases	8%	0%

The variable lease costs and short-term lease costs were insignificant for three months ended June 30, 2020 and 2019.

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2020 and March 31, 2020, the Company had committed to minimum payments under these arrangements totaling $3,109 and $3,569, respectively, through March 31, 2021.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 or March 31, 2020.

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

	June 30, 2020	March 31, 2020
United States	$6,806	$6,357
United Kingdom	551	503
	$7,357	$6,860

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

General

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

We are currently conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are conducting a randomized, controlled Phase 2 clinical trial of RP1 in approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC, RP1's lead indication. This registration-directed clinical trial is evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron Pharmaceuticals, Inc., or Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost to us. If compelling clinical data are generated demonstrating the benefits of the combined treatment in this clinical trial, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval. Recruitment into this Phase 2 clinical trial is expected to take approximately eighteen to twenty-four months and we expect the primary data readout from the clinical trial in 2022. We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We intend to enroll approximately 30 patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC.

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

We continue to enroll patients in other Phase 2 cohorts of approximately 30 patients each, testing RP1 in combination with nivolumab in non-melanoma skin cancers and microsatellite instability high, or MSI-H/dMMR, tumors under our collaboration with BMS. Due in part to COVID-19 related disruptions, we expect that the non-melanoma skin cancer cohort to be fully accrued by the end of 2020. Similarly, it is likely that accumulating sufficient data to inform a decision as to whether to pursue MSI-H/dMMR tumors into registration-directed development will be delayed into 2021. In addition, as a result of changes in the competitive landscape, we recently announced our intention to replace a 30 patient bladder cancer cohort with a cohort of patients with anti-PD-1 refractory non-small cell lung cancer, or NSCLC. We intend to initiate enrollment into this cohort later this year.

We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the immune response to tumors. RP3 has been engineered with the intent to further stimulate an anti-tumor response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

We initiated a Phase 1 clinical trial of RP2 in October 2019. The Phase 1 clinical trial of RP2 is also being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We expect to release initial safety and efficacy data from this Phase 1 clinical trial in the second half of 2020. Based on the data generated to date, we have decided to amend the protocol to allow for an expansion of the second part of this clinical trial (of RP2 combined with nivolumab) from 12 to 30 patients.

We intend to file an Investigational New Drug application, or IND, and/or foreign equivalents for RP3 and, assuming regulatory clearance, enter clinical development during 2020. IND and/or foreign equivalent enabling studies of RP3 are currently underway.

Recent Developments

During the quarter ended June 30, 2020, we announced interim data from the Phase 2 part of our Phase 1/2 clinical trial of RP1 in which we are assessing the safety and efficacy of RP1 in combination with nivolumab in cohorts of approximately 30 patients. We announced that four of seven evaluable CSCC patients in the 30-patient non-melanoma skin cancer cohort have ongoing complete responses and six of the seven evaluable patients have either an ongoing complete response or an ongoing partial response. We continue to believe this interim data demonstrates that RP1 in combination with nivolumab is well-tolerated, demonstrates immune activation and continues to drive deep and durable responses in patients with CSCC. Of particular note, we observed clear differentiation in the number of complete responses in patients with advanced CSCC who were treated with RP1 in combination with nivolumab as compared to the number of complete responses which we believe would be expected in patients if they were treated with nivolumab alone.

We have enrolled and treated 36 melanoma patients, including the six melanoma patients enrolled into the Phase 1 expansion cohort of RP1 combined with nivolumab. 16 patients with anti-PD-1 refractory cutaneous melanoma have been treated as have an additional 20 patients with anti-PD-1 naïve cutaneous melanoma, uveal melanoma (all anti-PD-1 refractory), and mucosal melanoma (anti-PD-1 naïve or refractory). Five of the 16 anti-PD-1 refractory cutaneous melanoma patients at the data cut-off date met the formal definition of response, with an additional two patients remaining on treatment with the opportunity for response. Accordingly, we will observe a final response rate from this cohort of at least 31%. Four of eight anti-PD-1 naïve cutaneous melanoma patients met the formal definition of response at the data cut-off date, with an additional two patients continuing on treatment with the opportunity for response. Additionally, two of the six mucosal melanoma patients met the formal definition of response at the data cut-off date, and two of the six uveal melanoma patients are on study with the opportunity of response, with one such uveal melanoma patient demonstrating a 27.3% reduction in target disease burden as of the last CT scan in April 2020.

Financial overview

Since our inception, we have devoted substantially all of our resources to developing our Immulytic platform and our lead product candidate, RP1, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. We do not have any products approved for sale and have not generated any revenue from product sales. On July 24, 2018, we completed our initial public offering (“IPO”) of our common stock and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $9.9 million after deducting discounts and commissions but before deducting other offering expenses.

On August 8, 2019, we entered into a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules Loan Agreement”), pursuant to which we borrowed $10.0 million under a secured term loan facility in the amount of $30.0 million (“Term Loan Facility”). The Hercules Loan Agreement was subsequently amended on June 1, 2020, in order to, among other things, increase the secured term loan facility from $30.0 million to $40.0 million.

Also on August 8, 2019, we entered into a Sales Agreement with SVB Leerink LLC (“Sales Agreement”), pursuant to which we could sell, from time to time, at our option, up to an aggregate amount of $75.0 million of shares of our common stock, of which we have sold $4.5 million as of June 30, 2020. In June 2020 the Sales Agreement was amended to reduce the aggregate offering amount under the Sales Agreement from $75,000 of shares to $30,000 of Shares.

On November 18, 2019, we completed a follow-on public offering, or the November Offering, of (i) 3,678,031 shares of our common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. On December 13, 2019 we sold 838,530 shares of our common stock to the underwriters at the public offering price in connection with the underwriters’ partial exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million.

On June 11, 2020, we completed an additional follow-on public offering, or the “June Offering”, of (i) 2,826,088 shares of our common stock at a public offering price of $23.00 per share and (ii) pre-funded warrants to purchase 1,521,738 shares of our common stock at a purchase price of $22.9999 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. On June 29, 2020 we sold 652,173 shares of our common stock to the underwriters at the public offering price in connection with the underwriters’ full exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses of approximately $7.2 million.

Funds affiliated with two separate institutional investors hold all of our outstanding pre-funded warrants. Other than as set forth in Note 10 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, the 3,721,738 shares of our common stock into which our outstanding pre-funded warrants are exercisable are not included in the number of issued and outstanding shares of our common stock set forth in this Quarterly Report. However, the November 2019 Pre-Funded Warrants and the June 2020 Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share attributable to common stockholders (see Note 10).

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $17.5 million and $9.5 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $129.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:

●	conduct our current and future clinical trials with RP1;

●	progress the clinical development of RP2 and preclinical development of RP3;

●	operate our own in-house manufacturing facility;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire and retain additional clinical, quality control, scientific and general and administration personnel;

●	acquire or in-license other drugs and technologies; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of June 30, 2020, we had cash and cash equivalents and short-term investments of $261.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

●	expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;

●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;

●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

●	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

●	costs related to compliance with regulatory requirements in connection with the development of our product candidates; and

●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	5,997	$3,701
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,060	3,086
Other	1,100	670
Total research and development expenses	$12,157	$7,457

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment and initiate additional clinical trials of RP1, pursue initial stages of clinical development of RP2, complete preclinical development of RP3 and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the scope, rate of progress, expense and results of our ongoing clinical trials, as well future clinical trials or other product candidates and other research and development activities that we may conduct;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;

●	uncertainties in clinical trial design and patient enrollment rates;

●	the successful completion of clinical trials with safety, tolerability, and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	our success in operating a manufacturing facility, or securing manufacturing supply through relationships with third parties;

●	our ability to obtain and maintain patents, trade secret protection, and regulatory exclusivity, both in the United States and internationally;

●	our ability to protect our rights in our intellectual property portfolio;

●	the commercialization of our product candidates, if and when approved;

●	the acceptance of our product candidates, if approved, by patients, the medical community, and third-party payors;

●	our ability to successfully develop our product candidates for use in combination with third-party products or product candidates;

●	negative developments in the field of immuno-oncology;

●	competition with other products; and

●	significant and changing government regulation and regulatory guidance.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and the development and potential commercialization of our product candidates. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services costs associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Income taxes

Since our inception and through June 30, 2020, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

Results of operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$12,157	$7,457	$4,700
General and administrative	5,676	3,450	2,226
Total operating expenses	17,833	10,907	6,926
Loss from operations	(17,833)	(10,907)	(6,926)
Other income (expense):
Research and development incentives	686	621	65
Investment income	527	687	(160)
Interest expense on finance lease liability	(561)	-	(561)
Interest expense on debt obligations	(284)	-	(284)
Other income	(28)	91	(119)
Total other income (expense), net	340	1,399	(940)
Net loss	$(17,493)	$(9,508)	$(7,866)

Research and development expenses

	Three Months Ended June 30,
	2020	2019	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	5,997	$3,701	$2,296
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,060	3,086	1,974
Other	1,100	670	430
Total research and development expenses	$12,157	$7,457	$4,700

Research and development expenses for the three months ended June 30, 2020 were $12.2 million, compared to $7.5 million for the year ended June 30, 2019. The increase of $4.7 million was due primarily to an increase of approximately $2.3 million in direct research costs associated with RP1 and an approximately $2.4 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended June 30, 2020 associated with our ongoing clinical trials as well as costs associated with operations of our new manufacturing facility for RP1 clinical trial supplies

The increase in unallocated research and development expenses reflected an increase of $2.0 million in personnel-related costs, including stock-based compensation and an increase of $0.2 million in other costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan for RP1 in multiple indications. Personnel related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $1.0 million and $0.8 million, respectively. Other costs increased primarily due to our potential registrational studies associated with our RP1 development plan with multiple cohorts as well as costs associated with operations of our new manufacturing facility.

General and administrative expenses

General and administrative expenses were $5.7 million for the three months ended June 30, 2020, compared to $3.5 million for the three months ended June 30, 2019. The increase of $2.2 million primarily reflected increases of $1.0 million in personnel related costs, increases of $0.6 million in facility and other variable costs and increases of $0.6 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in professional fees was due to costs associated with increased spending to build out our information technology capabilities as well legal and accounting fees related to ongoing business operations and enhancements to the internal control environment. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance.

Total other income, net

Other income (expense) was $0.3 million for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019. The decrease of $1.1 million was primarily attributable to a $0.6 million increase in interest related to our finance lease liability, a $0.3 million increase in interest expense on debt obligations related to our Term Loan Facility, a $0.1 decrease in other income due primarily to the changes in foreign exchange rates of the Great British Pounds to United States Dollar and a $0.2 million decrease in investment income due to fluctuations in the rate of return on investments, partially offset by a $0.1 million increase in research and development incentives.

The COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are continuing to monitor the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for certain employees who are able to perform their duties remotely and restricting all nonessential travel. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees who we deem essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. The COVID-19 pandemic has delayed, and we expect it may continue to delay, the timing of patient enrollment and treatment in certain of our ongoing clinical studies. For example, the enrollment of our clinical trial of RP1 in solid organ transplant patients with CSCC, representing a highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. However, the extent of such delay is currently unknown and has and will likely continue to vary by clinical study site. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our business future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Our financial condition and results of operations could be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt securities. Through June 30, 2020, we had received gross proceeds of approximately $419.0 million from our sales of equity instruments and $10.0 million from the issuance of debt. As of June 30, 2020, we had cash and cash equivalents and short-term investments of $261.8 million.

On July 24, 2018, we completed our IPO and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of our common stock, resulting in additional net proceeds of $9.9 million after deducting discounts and commissions but before deducting other offering expenses. On August 8, 2019, we entered into the Hercules Loan Agreement, pursuant to which we borrowed $10.0 million under the secured Term Loan Facility in the amount of $30.0 million. On June 1, 2020, the Company amended the Hercules Loan Agreement to, among other things, increase the secured term loan facility from $30.0 million to $40.0 million by adding a fourth advance of up to $10.0 million which may be borrowed between July 1, 2021 and December 15, 2021. On August 8, 2019, we entered into the Sales Agreement with SVB Leerink LLC, pursuant to which we may sell, from time to time, at our option, up to an aggregate amount of $75.0 million of shares of our common stock, of which we sold $4.5 million as of June 30, 2020. On June 8, 2020 the Sales Agreement was amended to reduce the aggregate offering amount under the Sales Agreement from $75.0 million of shares to $30.0 million of Shares. On November 18, 2019, we closed the November Offering of (i) 3,678,031 shares of its common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. On December 13, 2019, we sold 838,530 shares of our common stock at the public offering price in connection with the underwriters’ partial exercise of an option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million. On June 12, 2020, we closed the June Offering of (i) 2,826,088 shares of our common stock at a public offering price of $23.00 per share and (ii) pre-funded warrants to purchase 1,521,738 shares of our common stock at a purchase price of $22.9999 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. On June 29, 2020 we sold 652,173 shares of our common stock to the underwriters at the public offering price in connection with the underwriters’ full exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses of approximately $7.2 million.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30,
	2020	2019
	(Amounts in thousands)
Net cash used in operating activities	$(15,090)	$(13,582)
Net cash provided by (used in) investing activities	(49,126)	26,811
Net cash provided by financing activities	109,514	18
Effect of exchange rate changes on cash and cash equivalents	(1)	(137)
Net increase (decrease) in cash and cash equivalents	$45,297	$13,110

Operating activities

During the three months ended June 30, 2020, net cash used in operating activities was $15.1 million, primarily resulting from our net loss of $17.5 million and net cash used by changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $3.0 million. Net cash used by our changes in our operating assets and liabilities for the three months ended June 30, 2020 consisted primarily of a $0.7 million increase in research and development incentive receivables, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures, $0.3 million increase in prepaid expenses and other current assets and $0.2 million decrease in accounts payable, partially offset by $0.6 million net decrease related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use asset). The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.

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

Investing activities

During the three months ended June 30, 2020, net cash used in investing activities was $49.1 million, consisting of $125.8 million in purchases of available for sale securities and $0.9 million in purchases of property, plant and equipment, partially offset by $77.6 million in proceeds from sales and maturities of short-term investments.

During the three months ended June 30, 2019, net cash provided by investing activities was $26.8 million, consisting of $45.7 million in proceeds from sales and maturities of short-term investments, partially offset by $18.5 million in purchases of available for sale securities and $0.4 million in purchases of property, plant and equipment.

Financing Activities

During the three months ended June 30, 2020, net cash provided by financing activities was $109.5 million, consisting of $75.2 million from the issuance of common stock, $32.9 million in net proceeds from the issuance of pre-funded warrants to purchase common stock in connection with our follow-on public offering in June 2020, $1.5 million in proceeds from the exercise of stock options, partially offset by $0.1 million of issuance costs.

During the three months ended June 30, 2019, net cash provided by financing activities consists of an immaterial amount of proceeds from the exercise of stock options.

Hercules Loan Agreement

On August 8, 2019 and as amended on June 1, 2020, we and certain of our affiliates entered into the Hercules Loan Agreement with Hercules Capital, Inc., which, provided for aggregate borrowings of up to $40.0 million in the form of term loans. We borrowed $10.0 million at closing under the Hercules Loan Agreement. We may borrow the unused $30.0 million available under the Term Loan Facility in three separate advances. The second advance of up to $10.0 million may be borrowed between October 1, 2020 and December 15, 2020, the third advance of up to $10.0 million may be borrowed between July 1, 2020 and June 30, 2021 and the fourth advance of up to $10.0 million may be borrowed between July 1, 2021 and December 15, 2021 which contains certain borrowing milestones as defined in the agreement. In the event the Company does not draw on the second advance or if the Term Loan Facility is terminated prior to a draw of the second advance, the Company shall pay Hercules a one-time facility charge fee of $0.1 million on the earliest of (i) December 16, 2020 or (ii) the date the Company prepays the outstanding obligations.

Borrowings under the Hercules Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, or (ii) 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022, and are required to make equal monthly payments of principal, plus accrued interest, from October 1, 2022 through August 1, 2023. As of June 30, 2020, the outstanding principal amount under the Hercules Loan Agreement was $10.0 million. The term of the Hercules Loan Agreement is four years, ending August 1, 2023.

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

Funding requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:

●	conduct our current and future clinical trials of RP1;

●	progress the preclinical and clinical development of RP2 and RP3;

●	operate our own in-house manufacturing facility;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	until our planned manufacturing facility is fully validated, continued manufacturing by third parties of larger quantities of our product candidates for clinical development.

●	maintain, expand and protect our intellectual property portfolio;

●	acquire or in-license other drugs and technologies; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

As of June 30, 2020, we had cash and cash equivalents and short-term investments of $261.8 million. We believe that our existing cash and cash equivalents and short-term investments along with our debt commitments will enable us to fund our operating expenses and capital expenditure requirements to mid-2023.

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

Contractual obligations and commitments

During the three months ended June 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed with the Securities and Exchange Commission on June 3, 2020.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report Form on 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research activities and conducting preclinical studies and clinical trials on our behalf;

●	CMOs in connection with the production of preclinical and clinical trial materials;

●	investigative sites or other service providers in connection with clinical trials;

●	vendors in connection with preclinical and clinical development activities; and

●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

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

Stock-based compensation

We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We have to date only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 9 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles, or GAAP.

Material Weakness

During the audit of our consolidated financial statements as of and for the years ended March 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified were as follows:

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

Remediation activities

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been completed as of the quarter ended June 30, 2020:

●	We hired a Chief Financial Officer and other additional full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the accounting organization to provide for segregation of duties and that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review.

●	We have increased the level of involvement and oversight from our new Chief Financial Officer and will maintain this level of oversight until the control environment and risk assessment processes have matured.

●	We engaged a professional accounting services firm to assist us in testing the operating effectiveness of our formal policies, processes and internal controls for complying with the Sarbanes-Oxley Act, including formal policies, processes and internal controls to analyze, account for and disclose complex accounting transactions.

●	We have performed a detailed financial reporting risk assessment to identify areas that require improvement and developed and implemented plans to address these areas; as a result, we have improved documentation of account reconciliations, and management review procedures and enhanced our GAAP training initiatives in key areas

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

Changes in internal control over financial reporting

Other than the applicable remediation efforts described above that were implemented or commenced during the three months ended June 30, 2020, there have been no other changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab and we have initiated a Phase 2 clinical trial of RP1 in combination with cemiplimab in CSCC. We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients in approximately 30 patients with CSCC. Additionally, RP2, the next product candidate from our Immulytic platform, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab. Our third product candidate, RP3, is in preclinical development, and we expect to enter clinical development in 2020. Our product candidates will require preclinical and/or clinical trials before we can submit a marketing application to the applicable regulatory authorities.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations, or CROs;

●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

●	our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●	we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

●	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;

●	statutes or regulations could be amended or new ones could be adopted;

●	changes could be adopted in the regulatory review process for submitted product applications;

●	the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a Biologics License Application, or BLA, or equivalent authorizations from comparable foreign regulatory authorities;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;

●	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

●	regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

●	there may be regulatory questions or disagreements regarding interpretations of data and results;

●	the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates;

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development; and

●	we, the third parties on which we rely, and the FDA may have delays in the conduct of our respective operations as a result of the effects of the COVID-19 pandemic, which could result in delays or prevent our ability to receive marketing approval or commercialize our product candidates.

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

We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

●	be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

●	contain significant safety warnings, including boxed warnings, contraindications, and precautions;

●	not be approved with label statements necessary or desirable for successful commercialization; or

●	contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products.

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

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:

●	restrictions on manufacturing, distribution, or marketing of such products;

●	restrictions on the labeling, including required additional warnings, such as black boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;

●	modifications to promotional pieces;

●	issuance of corrective information;

●	requirements to conduct post-marketing studies or other clinical trials;

●	clinical holds or termination of clinical trials;

●	requirements to establish or modify a REMS or similar strategy;

●	changes to the way the product candidate is administered;

●	liability for harm caused to patients or subjects;

●	reputational harm;

●	the product becoming less competitive;

●	warning, untitled, or cyber letters;

●	suspension of marketing or withdrawal of the products from the market;

●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls of products;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products;

●	product seizure or detention;

●	FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

●	injunctions or the imposition of civil or criminal penalties, including imprisonment.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for RP1 or any of our other product candidates, our ability to generate revenues from our product candidates will depend on our success in:

●	launching commercial sales of our product candidates, whether alone or in collaboration with others;

●	receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market the product candidates;

●	creating market demand for our product candidates through marketing, sales and promotion activities;

●	hiring, training, and deploying a sales force or contracting with third parties to commercialize product candidates in the United States;

●	manufacturing product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;

●	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

●	creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;

●	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

●	achieving market acceptance of our product candidates by patients, the medical community, and third- party payors;

●	achieving appropriate reimbursement for our product candidates;

●	effectively competing with other therapies; and

●	maintaining a continued acceptable safety profile of our product candidates following launch.

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

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize our product candidates in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize our product candidates include:

●	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our product candidates;

●	our inability to effectively oversee a geographically dispersed sales and marketing team;

●	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;

●	an inability to secure adequate coverage and reimbursement by government and private health plans;

●	the clinical indications for which the products are approved and the claims that we may make for the products;

●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;

●	any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;

●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

●	the efficacy of our product candidates in combination with marketed checkpoint blockade drugs;

●	the commercial success of the checkpoint blockade drugs with which our products are co-administered;

●	the prevalence and severity of adverse events associated with our product candidates or those products with which they are co-administered;

●	the clinical indications for which the products are approved and the approved claims that we may make for the products;

●	limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for our product candidates that may be more restrictive than other competitive products;

●	changes in the standard of care for the targeted indications for our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

●	the relative convenience and ease of administration of our product candidates by direct injection into tumors, a less common method for the administration of oncology therapies than systemic administration, which may result in slower adoption of our therapies;

●	the relative convenience and ease of administration of any products with which our product candidates are co-administered;

●	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

●	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

●	the price concessions required by third-party payors to obtain coverage;

●	the extent and strength of our marketing and distribution of our product candidates;

●	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;

●	distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our product candidates or to which we agree as part of a REMS or voluntary risk management plan;

●	the timing of market introduction of our product candidates, as well as competitive products;

●	our ability to offer our product candidates for sale at competitive prices;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the extent and strength of our third-party manufacturer and supplier support;

●	the actions of companies that market any products with which our product candidates are co-administered;

●	the approval of other new products;

●	adverse publicity about our product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and

●	potential product liability claims.

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

We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2020 we reported a net loss of $17.5 million. At June 30, 2020, we had an accumulated deficit of $129.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

●	completing research regarding, and preclinical and clinical development of, RP1 and our other product candidates;

●	obtaining marketing approvals for RP1 and our other product candidates for which we complete clinical trials;

●	developing a sustainable and scalable manufacturing process for RP1 and our other product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;

●	launching and commercializing RP1 and our other product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

●	obtaining market acceptance of RP1 and our other product candidates as viable treatment options;

●	addressing any competing technological and market developments;

●	identifying, assessing, acquiring and developing new product candidates;

●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

●	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

●	attracting, hiring, and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2020, our cash and cash equivalents and short-term investments were $261.8 million We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing RP1 and our other product candidates, and conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for RP1 and our other product candidates if clinical trials are successful;

●	the success of any collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of operating our manufacturing facility;

●	the cost of manufacturing RP1 and our other product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

●	the emergence of competing cancer therapies and other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Our ability to obtain debt financing may be limited by covenants we have made under our Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”) and our pledge to Hercules of our assets as collateral. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements to mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third-party to continue developing, manufacturing and commercializing RP1 and our other product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings, even in applications filed before the Leahy-Smith Act came into effect. Because these third-party challenges before the USPTO have a lower evidentiary bar for patent invalidation as compared with the evidentiary standard in a U.S. Federal Court, it is possible for a third party to invalidate a patent claim before the USPTO that would not have been invalidated before a District Court. Additionally, rights of review and appeal for these USPTO third-party challenges is still a developing area of law.

On March 16 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Since patent applications in the United States and many other countries are confidential for a period of time after a filing, we cannot be certain that we were the first to file any patent application or first to invent any of the inventions claimed in our patents or patent applications. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Any future collaborations we might enter into may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could fail to make timely regulatory submissions for a product candidate;

●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidates;

●	impairment of our business reputation or financial stability;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	diversion of management attention;

●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;

●	the inability to commercialize our product candidates;

●	significant negative media attention;

●	decreases in our stock price;

●	initiation of investigations and enforcement actions by regulators; and

●	product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

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

If the government or third- party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

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

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost effectiveness of any products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

For example, legislative changes have been proposed and adopted since the ACA was enacted in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Centers for Medicare and Medicaid Services, or CMS, promulgated regulations governing manufacturers’ obligations and reimbursement under the Medicaid Drug Rebate Program, and promulgated a regulation that limited Medicare Part B payment to certain hospitals for outpatient drugs purchased under the 340B program. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

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

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, including the United States, the United Kingdom and other countries in which we conduct clinical trials, and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, many countries, including the United States, the United Kingdom and certain other countries in which we conduct clinical trials, placed significant restrictions on travel and business operations or issued shelter-in-place orders. These restrictions and orders continue to remain in effect to varying degrees, the effect of which required, and in some instances, continue to require, certain of our employees and clinical trial staff to work remotely and avoid unnecessary travel. While these restrictions and orders have eased in certain geographies in which we operate, the effect of these restrictions and orders has impacted the pace of enrollment in our clinical trials, and if they continue, may affect our results and operations.

The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates, the commercialization of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and comparable foreign regulatory authorities, which could result in delays of reviews and approvals, including with respect to RP1 and our other product candidates. The evolving COVID-19 pandemic has also directly or indirectly impacted and is likely to continue to impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency and clinical trial staff may no longer be able to get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. For example, our clinical trial of RP1 in solid organ transplant patients with CSCC, representing a highly immunocompromised patient populations, has been slower than expected. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates.

The COVID-19 pandemic and the government and public health response continues to rapidly evolve. In light of the COVID-19 pandemic, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 pandemic on many clinical trial programs in the United States and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak's impacts on endpoints, data collection, study procedures, and analysis. Additionally, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which includes a number of provisions that are applicable to the pharmaceutical industry, and further acts, laws or regulations may be enacted or implemented in the future.

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

As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including the clinical, FDA and comparable foreign regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	strengthening our operational, financial and management controls, reporting systems and procedures.

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

In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2020, 2019 or 2018, we identified material weaknesses in our internal control over financial reporting. However, these material weaknesses did not result in a restatement for the years ended March 31, 2020, 2019 or 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price and ability to access the capital markets in the future.

The material weaknesses we identified were as follows:

●	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our accounting function. This material weakness further contributed to the material weakness below.

●	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, including accounting for preferred stock, stock-based compensation, warrant liabilities and leases.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. In December 2019 we hired Jean Franchi, our first Chief Financial Officer, and we continue to hire additional finance and accounting personnel. We have also engaged a third-party consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

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

We are required to maintain internal control over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to incur substantial professional fees and internal costs for our accounting and finance functions, expend significant management efforts, continue to implement plans developed to address areas that we have identified as requiring improvement, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Our disclosure controls and procedures were not effective as of June 30, 2020, and in any event may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, we concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status, and their existing products or product candidates and marketing approvals; and

●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

At June 30, 2020, we had $261.8 million of cash and cash equivalents and short-term investments. Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since that date, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which it was acquired. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;

●	results of clinical trials of RP1 and our other product candidates or those of our competitors;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to the development of RP1 and our other product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, industry and market conditions;

●	political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances; and

●	the other factors described in this “Risk factors” section.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

●	the total expenses we incur in connection with equipping and operating our manufacturing facility;

●	our ability to enroll patients in clinical trials and the timing of enrollment;

●	the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with manufacturers;

●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

●	the timing and outcomes of clinical and preclinical studies for RP1 and our other product candidates or competing product candidates;

●	competition from existing and potential future products that compete with RP1 and our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review or approval of RP1 or our other product candidates;

●	the level of demand for RP1 and our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;

●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with RP1 and our other product candidates;

●	our ability to commercialize RP1 and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	the success of and our ability to establish and maintain collaborations, licensing or other arrangements;

●	our ability to adequately support future growth;

●	potential unforeseen business disruptions that increase our costs or expenses;

●	political and economic instability, including the impact of the COVID-19 coronavirus, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;

●	future accounting pronouncements or changes in our accounting policies; and

●	the changing and volatile global economic environment.

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

Based on the number of shares outstanding as of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, approximately 13.7 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We may sell up to $30.0 million of shares of our common stock in “at-the-market” offerings pursuant to the sales agreement entered into with SVB Leerink LLC on August 8, 2019 and as amended on June 8, 2020. The sale of a substantial number of shares of our common stock pursuant to the sales agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

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

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and critical audit matters reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) March 31, 2024, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Additionally, we are also a "smaller reporting company," as defined in Regulation S-K. We will remain a smaller reporting company if we have (1) less than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter or (2) less than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and less than $700 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

●	any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
4.1	Form of Pre-Funded Warrant.	8-K	June 8, 2020	4.1
10.1*#	Employment Agreement, dated May 25, 2020, by and between Replimune Inc. and Andrea Pirzkall.
10.2	First Amendment to Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated June 1, 2020.	10-K	June 3, 2020	10.21
10.3*	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

REPLIMUNE GROUP, INC.

Dated: August 7, 2020	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7 , 2020	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)