Form 10-Q
period 2020-09-30
Replimune Group, Inc.
filed 2020-11-05
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 2, 2020 was 45,962,414.

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	March 31,
	2020	2020

Assets
Current assets:
Cash and cash equivalents	$43,326	$59,500
Short-term investments	201,320	109,055
Research and development incentives receivable	3,081	2,962
Prepaid expenses and other current assets	4,687	2,734
Total current assets	252,414	174,251
Property, plant and equipment, net	7,166	6,860
Research and development incentives receivable - long term	1,462	-
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,830	4,425
Right-to-use asset - financing leases	45,736	46,925
Total assets	$314,244	$234,097

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,374	$3,434
Accrued expenses and other current liabilities	7,245	5,156
Operating lease liabilities, current	896	873
Financing lease liabilities, current	2,450	2,411
Total current liabilities	12,965	11,874
Long term debt, net of debt discount	9,827	9,801
Operating lease liabilities, non-current	5,177	3,737
Financing lease liabilities, non-current	24,885	24,967
Total liabilities	52,854	50,379
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2020 and March 31, 2020; 40,312,272 and 36,668,743 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	40	37
Additional paid-in capital	411,847	296,961
Accumulated deficit	(149,886)	(112,298)
Accumulated other comprehensive loss	(611)	(982)
Total stockholders' equity	261,390	183,718
Total liabilities and stockholders' equity	$314,244	$234,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$14,050	$8,168	$26,207	$15,625
General and administrative	5,613	4,074	11,289	7,524
Total operating expenses	19,663	12,242	37,496	23,149
Loss from operations	(19,663)	(12,242)	(37,496)	(23,149)
Other income:
Research and development incentives	755	620	1,441	1,241
Investment income	178	567	705	1,254
Interest expense on finance lease liability	(562)	(195)	(1,123)	(195)
Interest expense on debt obligations	(286)	-	(570)	-
Other income	(517)	111	(545)	202
Total other income, net	(432)	1,103	(92)	2,502
Net loss attributable to common stockholders	$(20,095)	$(11,139)	$(37,588)	$(20,647)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.35)	$(0.90)	$(0.65)
Weighted average common shares outstanding, basic and diluted	44,015,786	31,675,323	41,950,401	31,668,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(20,095)	$(11,139)	$(37,588)	$(20,647)
Other comprehensive loss:
Foreign currency translation loss	626	(218)	614	(400)
Net unrealized gain (loss) on short-term investments, net of tax	(47)	(40)	(244)	25
Comprehensive loss	$(19,516)	$(11,397)	$(37,218)	$(21,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $2,100 issuance costs	-	-	32,900	-	-	32,900
Issuance of common stock, net of issuance costs and underwriter fees of $5,117	3,478,261	3	74,879			74,882
Foreign currency translation adjustment	-	-	-	-	(12)	(12)
Unrealized loss on short-term investments	-	-	-	-	(196)	(196)
Exercise of stock options	133,416		1,547	-	-	1,547
Stock-based compensation expense	-	-	2,468	-	-	2,468
Net loss	-	-	-	(17,493)	-	(17,493)
Balances as of June 30, 2020	40,280,420	40	408,755	(129,791)	(1,190)	277,814
Foreign currency translation adjustment	-	-	-	-	626	626
Unrealized loss on short-term investments	-	-	-	-	(47)	(47)
Exercise of stock options	31,852	-	291	-	-	291
Stock-based compensation expense	-	-	2,801	-	-	2,801
Net loss	-	-	-	(20,095)	-	(20,095)
Balances as of September 30, 2020	40,312,272	$40	$411,847	$(149,886)	$(611)	$261,390

Balances as of March 31, 2019	31,656,950	$32	$198,645	$(59,766)	$(1,055)	$137,856
Foreign currency translation adjustment	-	-	-	-	(182)	(182)
Unrealized gain on short-term investments	-	-	-	-	65	65
Exercise of stock options	6,751	-	18	-	-	18
Stock-based compensation expense	-	-	1,810	-	-	1,810
Impact of adoption of ASC 842	-	-	-	93	-	93
Net loss	-	-	-	(9,508)	-	(9,508)
Balances as of June 30, 2019	31,663,701	32	200,473	(69,181)	(1,172)	130,152
Foreign currency translation adjustment	-	-	-	-	(218)	(218)
Unrealized loss on short-term investments	-	-	-	-	(40)	(40)
Exercise of stock options	55,645	-	105	-	-	105
Stock-based compensation expense	-	-	1,781	-	-	1,781
Net loss	-	-	-	(11,139)	-	(11,139)
Balances as of September 30, 2019	31,719,346	$32	$202,359	$(80,320)	$(1,430)	$120,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(37,588)	$(20,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,269	3,591
Depreciation and amortization	816	84
Noncash interest expense	126	14
Net amortization of premiums and discounts on short-term investments	409	(730)
Changes in operating assets and liabilities:
Research and development incentives receivable	(1,438)	(1,241)
Prepaid expenses and other current assets	(1,932)	(2,128)
Operating lease, right-of-use-asset	238	250
Finance lease, right-of-use-asset	1,188	60
Long term prepaid rent	-	(12,433)
Accounts payable	(1,198)	(900)
Accrued expenses and other current liabilities	2,023	669
Operating lease liabilities	(182)	(144)
Net cash used in operating activities	(32,269)	(33,555)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,007)	(1,146)
Purchase of short-term investments	(196,535)	(30,628)
Proceeds from sales and maturities of short-term investments	103,618	83,909
Net cash provided by (used in) investing activities	(93,924)	52,135
Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	(100)	9,645
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	74,883	-
Proceeds from issuance of prefunded warrants to purchase common stock, net of issuance costs	32,900	-
Principal payment of finance lease obligation	(42)	-
Exercise of stock options	1,838	123
Net cash provided by financing activities	109,479	9,768
Effect of exchange rate changes on cash, cash equivalents and restricted cash	540	(304)
Net increase in cash, cash equivalents and restricted cash	(16,174)	28,044
Cash, cash equivalents and restricted cash at beginning of period	61,136	26,890
Cash, cash equivalents and restricted cash at end of period	$44,962	$54,934
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$445	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on short-term investments	$(244)	$25
Issuance costs included in accounts payable	$-	$-
Purchases of property and equipment included in accounts payable	$79	$1,825
Lease assets obtained in exchange for new financing lease liabilities		$7,165
Lease assets obtained in exchange for new operating lease liabilities	$1,580	$5,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1. Nature of the business

Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development of oncolytic immunotherapies to treat cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned, direct and indirect subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); Replimune Securities Corporation; and Replimune (Ireland) Limited.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $20,095 and $11,139 for the three months ended September 30, 2020 and 2019, respectively and net losses of $37,588 and $20,647 for the six months ended September 30, 2020 and 2019, respectively. In addition, as of September 30, 2020, the Company had an accumulated deficit of $149,886. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.

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

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for the Company’s employees, other than those in its laboratory, those performing manufacturing functions and certain other employees as deemed appropriate from time to time. For those employees, the Company has implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company has taken these and other precautionary steps while maintaining business continuity in order to continue to progress its programs. While there has been no prolonged material disruption to the Company’s business to date, the impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Replimune UK, Replimune US, Replimune Securities Corporation and Replimune (Ireland) Limited after elimination of all intercompany accounts and transactions.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2020, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and six months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended September 30, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and six months ended September 30, 2020 and 2019 and its cash flows for the six months ended September 30, 2020 and 2019. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2020 and 2019 are unaudited. The results for the three and six months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending March 31, 2021, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2020.

During the three and six months ended September 30, 2020, there have been no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2020 which was filed with the Securities and Exchange Commission on June 3, 2020, except as described below.

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

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$-	$13,437	$-	$13,437
US Treasury bonds	-	111,841	-	111,841
US Government Agency bonds	-	89,479	-	89,479
	$-	$214,757	$-	$214,757

	Fair Value Measurements as of
	March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$-	$36,712	$-	$36,712
Commercial paper	-	21,884	-	21,884
US Treasury bonds	-	35,810	-	35,810
US Government Agency bonds	-	15,295	-	15,295
Corporate debt securities	-	36,066	-	36,066
	$-	$145,767	$-	$145,767

The underlying securities held in the money market funds held by the Company are all government backed securities.

During the three and six months ended September 30, 2020 and 2019, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper, U.S. Treasury bonds, U.S. Government Agency bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2020 and March 31, 2020.

4. Short-term investments

Short-term investments by investment type consisted of the following:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$89,462	$19	$(2)	$89,479
US Treasury bonds	111,778	63	-	111,841
	$201,240	$82	$(2)	$201,320

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$21,818	$66	$-	$21,884
US Government agency bonds	15,217	78	-	15,295
US Treasury bonds	35,590	220	-	35,810
Corporate debt securities	36,107	24	(65)	36,066
	$108,732	$388	$(65)	$109,055

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	September 30,	March 31,
	2020	2020
Construction in progress	$1,184	$1,217
Plant and laboratory equipment	4,616	3,669
Leasehold improvements	736	532
Computer equipment	1,661	1,658
Office equipment	721	721
	8,918	7,797
Less: Accumulated depreciation and amortization	(1,752)	(937)
	$7,166	$6,860

Depreciation and amortization expense was $425 and $816 for the three and six months ended September 30, 2020, respectively, and $42 and $84 for the three and six months ended September 30, 2019, respectively. Depreciation and amortization expense are recorded within research and development and general and administrative expenses in the consolidated statement of operations.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	March 31,
	2020	2020
Accrued research and development costs	$3,983	$2,009
Accrued compensation and benefits costs	1,845	2,065
Accrued professional fees	443	779
Other	974	303
	$7,245	$5,156

7. Long-term debt

Long-term debt consisted of the following:

	September 30,	March 31,
	2020	2020
Principal amount of long-term debt	$10,000	$10,000
Unamortized debt discount	(173)	(199)
Long-term debt, net of discount	$9,827	$9,801

Hercules Loan Agreement

On August 8, 2019, (the “Closing Date”) the Company and certain of its affiliates entered into a Loan and Security Agreement (as amended, the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30,000 (the “Term Loan Facility”), subject to certain terms and conditions. The Company borrowed $10,000 under the Hercules Loan Agreement in one advance as a single tranche Term Loan on the Closing Date upon which the Company paid a $225 facility charge and incurred $130 in additional closing and legal fees. The Company may borrow the unused $20,000 available under the Term Loan Facility in two separate advances. The second advance of up to $10,000 may be borrowed between January 1, 2020 and December 15, 2020 and the third advance of up to $10,000 may be borrowed between July 1, 2020 and June 30, 2021.

On June 1, 2020, the Company entered into the First Amendment to the Hercules Loan Agreement (the “Hercules First Amendment”), to, among other things, increase the aggregate principal amount of the secured term loan facility from $30,000 to $40,000, by adding a fourth advance of up to $10,000. Pursuant to the Hercules First Amendment, the Company may borrow the second advance of $10,000 between October 1, 2020 and December 15, 2020. In the event the Company does not draw on the second advance or if the Term Loan Facility is terminated prior to a draw of the second advance, the Company shall pay Hercules a one-time facility charge fee of $100 on the earliest of (i) December 16, 2020 or (ii) the date the Company prepays the outstanding obligations. The third advance of up to $10,000 may be borrowed between July 1, 2020 and June 30, 2021. The fourth advance of up to $10,000 may be borrowed between July 1, 2021 and December 15, 2021. The Company incurred $100 in additional closing and legal fees in connection with Hercules First Amendment which were capitalized and will be amortized as part of the effective yield. Additionally, the Hercules First Amendment extended the interest only payment period from March 1, 2022 to September 1, 2022 (the “Amortization Date”).

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

In connection with entering into the Hercules Loan Agreement, the Company paid Hercules $355 of upfront fees, including closing costs and legal fees associated with entering into the agreement, which were recorded as a debt discount. In connection with entering into the Hercules First Amendment, the Company paid $100 of upfront fees, including closing costs and legal fees associated with entering into the amendment, which were recorded as debt discount, totaling the debt discount to $455 as of September 30, 2020. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

The Company recognized aggregate interest expense under the Hercules Loan Agreement of $286 and $570 during the three and six months ended September 30, 2020, respectively, which included non-cash interest expense of $63 and $126 for the three and six months ended September 30, 2020, respectively, $29 and $56 related to the accretion of the debt discount and $34 and $70 related to the accretion of the final payment for the three and six months ended September 30, 2020, respectively. The Company’s annual effective interest rate under the Hercules Loan Agreement (after giving effect to the Hercules First Amendment) was approximately 10.5% as of September 30, 2020.

There were no principal payments due or paid under the Hercules Loan Agreement during the three and six months ended September 30, 2020.

Future payments of long-term debt as of September 30, 2020 are as follows (fiscal years):

Future long-term debt payments:
2021 (remaining six months)	$-
2022	-
2023	5,722
2024	4,278
Total debt payments	$10,000

The table of future payments of long-term debt excludes the end of term charge of $495 as of September 30, 2020, which is due upon the maturity of the loan.

8. Stockholders’ Equity

Common stock

As of September 30, 2020 and March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.

As of September 30, 2020 and March 31, 2020, the Company had reserved 13,638,824 and 10,449,033 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.

Undesignated preferred stock

As of September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2020.

Convertible preferred stock and preferred stock warrants

Prior to the IPO, the Company issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.” In connection with the closing of the IPO, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of September 30, 2020 and March 31, 2020.

In connection with the issuance of the series seed preferred stock, the Company issued to the holders of the series seed preferred stock warrants for the purchase of 50,000 shares of series seed preferred stock, which became fully vested and exercisable in the year of issuance. The warrants to purchase shares of series seed preferred stock were issued at an exercise price of $10.00 per share and expire on the earlier of September 16, 2025 or a qualified change of control event. In connection with the closing of the IPO , the series seed preferred stock warrants became exercisable for 497,344 shares of common stock and the exercise price was adjusted to $1.01 per share. Upon the closing of the IPO, the series seed preferred stock warrants and were reclassified to stockholders’ equity. The warrants to purchase 497,344 shares of common stock remain outstanding as of September 30, 2020.

ATM program

In August 2019, the Company entered into a Sales Agreement (as amended, the “2019 Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company’s common stock, $0.001 par value per share, through the Agent, as the Company’s sales agent. In June 2020, the 2019 Sales Agreement was amended to reduce the aggregate offering amount under the 2019 Sales Agreement from $75,000 of shares to $30,000 of shares.

On August 11, 2020, the 2019 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2020 Sales Agreement”). Under the 2020 Sales Agreement the Company may sell, from time to time, at its option, up to an aggregate of $75,000 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.  On October 21, 2020, the 2020 Sales Agreement was amended to reduce the aggregate offering amount under the 2020 Sales Agreement from $75,000 of Shares to $62,500 of Shares (Note 14).

Any Shares to be offered and sold under the 2020 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended or in negotiated transactions, if authorized by the Company and (ii) pursuant to, and only upon the effectiveness of, a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 11, 2020 for an offering of up to $350,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.

Subject to the terms of the 2020 Sales Agreement, the Agent will use reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any Shares pursuant to the 2020 Sales Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the Shares, if any. The Company has also agreed to provide the Agent with customary indemnification rights.

During the year ended March 31, 2020, the Company issued and sold 287,559 shares of common stock under the 2019 Sales Agreement, for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM. The Company has not issued and sold any shares under the 2020 Sales Agreement as of September 30, 2020.

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

Funds affiliated with Redmile Group, LLC purchased all of the November 2019 Pre-Funded Warrants. The November 2019 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of November 2019 Pre-Funded Warrants may not exercise the November 2019 Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of November 2019 Pre-Funded Warrants may increase or decrease this percentage to any other percentage by providing at least 61 days’ prior notice to the Company. As of September 30, 2020, none of the November 2019 Pre-Funded Warrants had been exercised.

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

Funds affiliated with Redmile Group, LLC and funds affiliated with a second institutional investor purchased all of the June 2020 Pre-Funded Warrants. The June 2020 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of June 2020 Pre-Funded Warrants may not exercise the June 2020 Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of June 2020 Pre-Funded Warrants may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. As of September 30, 2020, none of the June 2020 Pre-Funded Warrants had been exercised.

Other than as set forth in Note 10 to these consolidated financial statements, including in the calculation of basic and diluted net loss per share attributable to common stockholders, the 3,721,738 shares of the Company’s common stock into which the November 2019 Pre-Funded Warrants and the June 2020 Pre-Funded Warrants are exercisable are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein.

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 of which 0 remained available for future grants as of September 30, 2020. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,278 shares pursuant to the terms of the 2018 Plan. As of September 30, 2020, 1,722,528 shares remained available for future grants under the 2018 Plan.

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

Employee Stock Purchase Plan

On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance, on April 1, 2020 and 2019, the number of shares reserved for issuance under the ESPP automatically increased by 366,687 and 316,569 shares respectively, for a total of 1,031,868 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.33%	1.68%	1.08%	2.30%
Expected term (in years)	6.1	6.1	6.4	6.0
Expected volatility	75.3%	70.2%	74.6%	71.4%
Expected dividend yield	0%	0%	0%	0%

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2020	4,964,381	$9.78	8.02	$15,344
Granted	2,081,504	12.52	9.57
Exercised	(165,268)	11.19
Cancelled	(215,271)	12.38
Outstanding as of September 30, 2020	6,665,346	10.52	8.14	$83,329
Options exercisable as of March 31, 2020	2,117,721	$5.66	7.20	$11,733
Options exercisable as of September 30, 2020	3,894,669	$12.82	7.02	$43,583

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the six months ended September 30, 2020 and 2019 was $8.28 and $9.82, respectively. The total fair value of options vested during the three months and six months ended September 30, 2020 was $1,628 and $6,261, respectively. The total fair value of options vested during the three months and six months ended September 30, 2019 was $3,206 and $3,417, respectively.

Stock-based compensation expense

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,298	$815	$2,297	$1,656
General and administrative	1,503	966	2,972	1,935
	$2,801	$1,781	$5,269	$3,591

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $29,049, which is expected to be recognized over a weighted average period of 2.96 years.

10. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(20,095)	$(11,139)	$(37,588)	$(20,647)
Denominator:
Weighted average common shares outstanding, basic and diluted	44,015,786	31,675,323	41,950,401	31,668,414
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.35)	$(0.90)	$(0.65)

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

	Three and Six Months Ended September 30,
	2020	2019
Options to purchase common stock	6,665,346	4,739,336
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	7,162,690	5,236,680

11. Significant agreements

Agreement with Bristol-Myers Squibb Company

In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”). Pursuant to the agreement, BMS will provide to the Company, at no cost, a compound for use in the Company’s ongoing clinical trial. Under the agreement, the Company will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to its compound in the clinical trial and agreed to supply its compound, at no cost to the Company, for use in the clinical trial. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.

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

As of September 30, 2020, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

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

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three and six months ended September 30, 2020 or 2019, the Company did not make any payments under the terms of the agreement to Regeneron. During the three and six months ended September 30, 2020, the Company received payments under the terms of the agreement to Regeneron of $1,433 and $2,404, respectively. During the three and six months ended September 30, 2019, the Company received payments under the terms of the agreement to Regeneron of $337 and $912, respectively. As of September 30, 2020 and March 31, 2020, the Company recorded $1,453 and $971 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

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

Construction was completed associated with approximately 10,500 square feet of the leased space in Framingham, Massachusetts and the Company occupied the building as office space beginning August 1, 2019. The Company recorded a right-of-use asset and lease liability associated with the occupied space as of August 1, 2019. The Company recorded $2,368 in related construction costs to the right-of-use asset upon the lease commencement date which were reclassified from prepaid rent. The Company occupied the remainder of the facility, approximately 52,500 square feet used as laboratory space, on October 22, 2019. The Company recorded a right-of-use asset and lease liability associated with the remaining space as of October 22, 2019. The Company recorded $18,164 in related construction costs and $261 in rent payments made prior to the lease commencement date to the right-of-use asset upon the lease commencement date which were reclassified from prepaid rent. The lease is classified as a financing lease.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$-	$1,214	$-
Interest on lease liabilities	562	-	1,123	-
Operating lease costs	237	378	467	492
Total lease cost	$1,406	$378	$2,804	$492

Finance lease costs of $89 and $60 are recognized in general and administrative expenses for the three months ended September 30, 2020 and 2019, respectively, and $179 and $149 for the six months ended September 30, 2020 and 2019, respectively. Finance lease costs of $518 and $0 are recognized in research and development expenses for the three months ended September 30, 2020 and 2019, respectively, and $1,035 and $0 for the six months ended September 30, 2020 and 2019, respectively. Operating leases costs are recognized in general and administrative expenses for the three and six months ended September 30, 2020 and 2019. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of September 30, 2020:

Maturity lease liabilities

	September 30, 2020
	Operating leases	Financing lease	Total
2021 (remaining six months)	$425	$1,222	$1,647
2022	945	2,487	3,432
2023	955	2,562	3,517
2024	964	2,639	3,603
2025	973	2,718	3,691
Thereafter	4,924	43,704	48,628
Total lease payments	9,186	55,332	64,518
Less: interest	3,113	27,997	31,110
Total lease liabilities	$6,073	$27,335	$33,408

The following table provides lease disclosure as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Leases
Right-to-use operating lease asset	$5,830	$4,425
Right-to-use finance lease asset	45,736	46,925
Total lease assets	$51,566	$51,350

Operating lease liabilities, current	$896	$873
Finance lease liabilities, current	2,450	2,411
Operating lease liabilities, non-current	5,177	3,737
Finance lease liabilities, non-current	24,885	24,967
Total lease liabilities	$33,408	$31,988

The following table provides lease disclosure for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
	2020		2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$391		$327
Operating cash flows from finance leases	$1,122		$-
Financing cash flows from finance leases	$42		$-
Right-to-use asset obtained in exchange for new operating lease liabilities	$1,580		$5,152
Weighted-average remaining lease term - operating leases	9.3	years	8.7	years
Weighted-average remaining lease term - financing leases	18.8	years	19.8	years
Weighted-average discount rate - operating leases	9.6%		8%
Weighted-average discount rate - financing leases	8.3%		7%

The variable lease costs and short-term lease costs were insignificant for three and six months ended September 30, 2020 and 2019.

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2020 and March 31, 2020, the Company had committed to minimum payments under these arrangements totaling $2,137 and $3,569, respectively, through March 31, 2021.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020 or March 31, 2020.

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

13. Geographic information

The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	September 30, 2020	March 31, 2020
United States	$6,610	$6,357
United Kingdom	556	503
	$7,166	$6,860

14. Subsequent events

On October 26, 2020, pursuant to an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein, the Company issued and sold to the underwriters (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock. The shares of the Company’s common stock were sold to the underwriters at the public offering price of $40.00 per share and the pre-funded warrants were sold at a public offering price of $39.99 per warrant share, which represents the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such pre-funded warrant.

The Company received aggregate net proceeds of approximately $270 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk factors” and our other filings with the SEC.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. Statements made herein are as of the date of the filing of this Quarterly Report with the Securities Exchange Commission, or SEC, and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

General

We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients. We use our proprietary Immulytic platform to design and develop product candidates that are intended to maximally activate the immune system against cancer.

Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms of action into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been “armed” with a fusogenic glycoprotein intended to substantially increase anti-tumor activity. Our Immulytic platform enables us to incorporate various genes into HSV-1 that are intended to further augment the inherent properties of HSV-1 in order to both directly destroy tumor cells and induce an anti-tumor immune response. We currently have three product candidates in our development pipeline: RP1, our lead product candidate, RP2 and RP3.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are conducting a randomized, controlled Phase 2 clinical trial of RP1 in up to approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication. This registration-directed clinical trial is evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron Pharmaceuticals, Inc., or Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost to us. If compelling clinical data are generated demonstrating the benefits of the combined treatment in this clinical trial, we believe the data from this Phase 2 clinical trial could support a filing with regulatory authorities for marketing approval. We expect that the primary data read-out from this Phase 2 clinical trial will be in 2022. We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We intend to enroll approximately 30 patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC. This patient population is severely immune-compromised and considered very high risk if they were to contract COVID-19. We have not yet enrolled any patients into this clinical trial as this patient population has generally been advised to stay isolated.

We have also entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial. We are currently enrolling a 125-patient extension cohort of RP1 combined with nivolumab in anti-PD-1 failed cutaneous melanoma. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma. The data generated in the melanoma cohort demonstrated that RP1 combined with nivolumab has the potential to treat anti-PD-1 failed melanoma. We also believe this cohort to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We expect that the primary data read-out from this Phase 2 clinical trial will be in 2022. Further information about this Phase 2 clinical trial of RP1 is set forth below under “Recent Developments—Phase 2 Clinical Trial of RP1”.

We continue to enroll patients in other Phase 2 cohorts under our collaboration with BMS in which we are testing RP1 in combination with nivolumab in non-melanoma skin cancers and microsatellite instability high, or MSI-H/dMMR, tumors. Subject to formally modifying our collaboration agreement with BMS, we and BMS recently agreed to increase the number of patients in our non-melanoma skin cancer cohort from 30 to 45 patients to include anti-PD-1 failed patients. Due in part to COVID-19 related disruptions, we expect the original 30 patient non-melanoma skin cancer cohort to be fully accrued in early 2021. The total number of patients to be enrolled into our MSI-H/dMMR cohort is 15. Similar to the non-melanoma skin cancer cohort, it is likely that accumulating sufficient data to inform a decision as to whether to pursue MSI-H/dMMR tumors into registration-directed development will be delayed into 2021. We also intend to initiate a cohort of patients with anti-PD-1 failed non-small cell lung cancer, or NSCLC, by the end of 2020.

We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3 has been engineered with the intent to further stimulate an anti-tumor immune response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BB.

We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in October 2019. This clinical trial of RP2 is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. Subject to formally modifying our collaboration agreement with BMS, we and BMS recently agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. Further information about our Phase 1 clinical trial of RP2 is set forth below under “Recent Developments—Phase 1 Clinical Trial of RP2”.

We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to enter clinical development with RP3 and intend to initiate enrollment of a Phase 1 clinical trial by the end of 2020.

RP1, RP2 and RP3 are administered by direct injection into solid tumors, guided either visually or by ultrasound, computerized tomography, or CT, or other imaging methods. We believe that direct injection maximizes virus-mediated tumor cell death, provides the most efficient delivery of virus-encoded immune activating proteins into the tumor with the goal of activating systemic immunity, and limits the systemic toxicities that could be associated with intravenous administration. Activation of systemic immunity through local administration is intended to lead to the induction of anti-tumor immune responses leading to clinical response of tumors that have not themselves been injected.

Recent Developments

Phase 2 Clinical Trial of RP1

We recently announced updated clinical data from our multi-cohort Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab in patients with melanoma and non-melanoma skin cancers. RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising efficacy signals in patients with skin cancers, including in patients with CSCC and those with anti-PD-1 failed and other difficult-to-treat melanomas.

As of October 15, 2020, we have enrolled 36 melanoma and 20 non-melanoma skin cancer patients in this clinical trial, of which all of the melanoma patients and 18 of the non-melanoma skin cancer patients are evaluable for efficacy. In order to be evaluable for efficacy in this clinical trial, a patient must have had at least one follow up scan or disease progression before the first follow up scan. Patients received up to eight doses of RP1 (up to 10 mL per visit once every two weeks, with a first dose of 106 PFU/mL followed by 107 PFU/mL) and nivolumab (240mg once every two weeks for four months followed by 480mg once every four weeks for up to two years) from the second RP1 dose. Of the 36 melanoma patients, 16 cutaneous melanoma patients had previously received anti-PD-1 (eight of whom had also previously received anti-CTLA-4), eight cutaneous melanoma patients were naïve to anti-PD-1 therapy, six patients had mucosal melanoma, and six patients had uveal melanoma. At the data cut-off date, five patients with cutaneous melanoma who had received prior anti-PD-1 therapy had responses (four partial responses and one complete response), four of whom also received prior anti-CTLA-4 therapy. An additional patient is classified as a surgical complete response and one patient remains on study with stable disease, having neither progressed nor met the formal definition for response. Further, four patients (two complete responses and two partial responses) with anti-PD-1 naïve cutaneous melanoma and two patients with mucosal melanoma (one of whom had prior anti-PD-1 therapy and achieved a complete response) achieved responses. Of the 18 non-melanoma skin cancer patients evaluable for efficacy, 11 patients had CSCC, three had basal cell carcinoma, one had Merkel cell carcinoma, and three had angiosarcoma. At the data cut-off date, two patients with angiosarcoma had achieved response and eight patients with CSCC had achieved response, with five CSCC patients having achieved a complete response. An additional CSCC patient had stable disease at the time of the patient’s first scan with treatment continuing. Across all cohorts all responses are ongoing at out to approximately 20 months from the start of treatment with the exception of one CSCC patient and one anti-PD-1 failed melanoma patient. Follow-up data for one responding angiosarcoma patient who stopped nivolumab therapy due to nivolumab side effects have currently not been obtained, and continuing response status is unknown. Adverse events remained consistent with those observed during the Phase 1 clinical trial, with RP1 related side effects most commonly of mild/moderate severity (Grade 1 or 2), with less frequent Grade 3 events and no indication of exacerbation of side effects for the combination of RP1 and nivolumab relative to what is expected for nivolumab alone. Tumor biopsies in patients have continued routinely to show immune activation, including robust recruitment of CD8+ T cells, reversal of T cell exclusion, and increased PD-L1 expression.

Phase 1 Clinical Trial of RP2

We also recently announced initial single-agent RP2 data from our Phase 1 clinical trial of RP2 alone and in combination with nivolumab in patients with solid tumors. In this Phase 1 clinical trial, we are assessing initial tolerability of RP2 in solid tumors and determining the recommended Phase 2 dose of RP2 to be administered alone and then evaluating in combination with nivolumab. We believe these initial Phase 1 clinical data support the safety and efficacy of single-agent RP2, including demonstrating responses in injected and uninjected tumors in patients with difficult to treat, heavily pre-treated and immune insensitive advanced cancers. In addition, we believe these data support our hypothesis that anti-CTLA-4 expressed from RP2 and combined with oncolytic virus replication, with accompanying antigen release and presentation, can induce potent anti-tumor immune responses.

In the dose-escalation portion of this clinical trial, patients were treated with single-agent RP2 using a 3+3 dose escalation at two dose levels of up to 10 mL of RP2 once every two weeks, up to five times. The first dose level was 105 PFU/mL for the initial dose followed by four doses of 106 PFU/mL, and the second dose level was 106 PFU/mL for the initial dose followed by four doses of 107 PFU/mL. Lesions were directly injected or imaging guidance was used for visceral lesions and tumor biopsies were obtained for biomarker analysis. Viral shedding and anti-HSV-1 antibody titers were also monitored. As the first six patients were all HSV seropositive per the protocol, an additional three HSV seronegative patients were enrolled as per the protocol.

As of October 15, 2020, nine patients have been enrolled in the dose-escalation portion of this clinical trial and received single agent RP2. Of the nine patients treated with single agent RP2, three have confirmed responses that are ongoing at between 8 to 11 months from the start of treatment (one complete response and two partial responses) and a further patient remains on study with the response status continuing to be monitored. The objective responses were observed in patients with uveal melanoma, mucoepidermoid carcinoma of the parotid, and esophageal cancer. A further patient with micro satellite (immune insensitive) colorectal cancer remains on study and the response status continues to be monitored. The other five patients enrolled into the clinical trial and treated with RP2 alone developed progressive disease. Adverse events were primarily Grade 1 or 2, including pyrexia, local inflammation, and erythema, with few Grade 3 side effects being observed. There were no dose-limiting toxicities. The recommended Phase 2 dose was selected as up to 10 mL of 106 PFU/mL followed once every two weeks by multiple doses of 107 PFU/mL.

We have initiated enrollment in a combination cohort with nivolumab of up to 30 patients to be dosed up to eight times at the Phase 2 dose level of RP2 in combination with nivolumab from the second RP2 dose (240mg once every two weeks for four months from the second RP2 dose, followed by 480mg once every four weeks for 20 months). Ten patients have been enrolled to date with no dose limiting toxicities, none having been evaluated for efficacy to date.

Unless otherwise noted herein, clinical data contained herein are provided as of October 15, 2020.

Financial overview

Since our inception, we have devoted substantially all of our resources to developing our Immulytic platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our initial public offering, or IPO, on July 24 2018, we have raised an aggregate of approximately $569.2 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $463.6 million was from three separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020 and October 2020, respectively, and $4.4 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 13,619,822 shares of our common stock and pre-funded warrants to purchase 5,284,238 shares of our common stock in the Public Offerings, and 287,559 shares of common stock through our at-the-market facility.

Funds affiliated with two separate institutional investors hold all of our outstanding pre-funded warrants. Other than as set forth in Note 10 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, the shares of our common stock into which our outstanding pre-funded warrants are exercisable are not included in the number of issued and outstanding shares of our common stock set forth in this Quarterly Report.

In addition, on August 8, 2019, we entered into a Loan and Security Agreement with Hercules Capital, Inc., or the Hercules Loan Agreement, pursuant to which we borrowed $10.0 million under a secured term loan facility in the amount of $30.0 million. The Hercules Loan Agreement was subsequently amended on June 1, 2020, in order to, among other things, increase the secured term loan facility from $30.0 million to $40.0 million.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $20.1 million and $11.1 million for the three months ended September 30, 2020 and 2019, respectively and net losses of $37.6 million and $20.6 million for the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $149.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:

●	conduct our current and future clinical trials with RP1 and RP2;
●	progress the clinical development of RP2 and preclinical development of RP3;
●	operate our own in-house manufacturing facility;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	until our planned manufacturing facility is fully validated, continued manufacturing by third parties of larger quantities of our product candidates for clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire and retain additional clinical, quality control, scientific and general and administration personnel;
●	acquire or in-license other drugs and technologies; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operating as a public company.

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

As a result, we will need additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

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

As of September 30, 2020, we had cash and cash equivalents and short-term investments of $244.6 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.

See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

The COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are continuing to monitor the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for certain employees who are able to perform their duties remotely and reducing travel. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees as deemed essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. The COVID-19 pandemic has delayed, and we expect it may continue to delay, the timing of patient enrollment and treatment in certain of our ongoing clinical studies. For example, the enrollment of our clinical trial of RP1 in liver and kidney transplant patients with CSCC, representing highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study site and may be amplified as a result of the impacts of a “second wave” of the virus outbreak. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our business future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Our financial condition and results of operations could be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales as we do not have any approved products and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for RP1, RP2 or any other product candidates that we may develop in the future are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaborations or license agreements.

Operating expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

●	expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;

●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;

●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

●	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

●	costs related to compliance with regulatory requirements in connection with the development of our product candidates; and

●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate personnel costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. All non-employee costs associated with our manufacturing facility have been fully burdened to our RP1 program.

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
		(Amounts in thousands)
Direct research and development expenses by program:
RP1	$7,451	$3,324	$13,448	$6,385
RP2 & RP3	638	$237	881	430
RP3
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,164	3,294	10,225	6,380
Other	797	1,313	1,653	2,430
Total research and development expenses	$14,050	$8,168	$26,207	$15,625

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment and initiate additional clinical trials and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the scope, rate of progress, expense and results of our ongoing clinical trials, as well future clinical trials or other product candidates and other research and development activities that we may conduct;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;

●	uncertainties in clinical trial design;

●	the rate of enrollment in clinical trials;

●	the successful completion of clinical trials with safety, tolerability, and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	our success in operating a manufacturing facility, or securing manufacturing supply through relationships with third parties;

●	our ability to obtain and maintain patents, trade secret protection, and regulatory exclusivity, both in the United States and internationally;

●	our ability to protect our rights in our intellectual property portfolio;

●	the commercialization of our product candidates, if and when approved;

●	the acceptance of our product candidates, if approved, by patients, the medical community, and third-party payors;

●	our ability to successfully develop our product candidates for use in combination with third-party products or product candidates;

●	negative developments in the field of immuno-oncology;

●	competition with other products; and

●	significant and changing government regulation and regulatory guidance.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Interest expense on debt obligations

Interest expense on debt obligations consists of the amortization of debt discount and cash paid for interest under the term loan facility with Hercules Capital, Inc., or our Term Loan Facility.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

Since our inception and through September 30, 2020, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$14,050	$8,168	$5,882
General and administrative	5,613	4,074	1,539
Total operating expenses	19,663	12,242	7,421
Loss from operations	(19,663)	(12,242)	(7,421)
Other income (expense):
Research and development incentives	755	620	135
Investment income	178	567	(389)
Interest expense on finance lease liability	(562)	(195)	(367)
Interest expense on debt obligations	(286)	-	(286)
Other income	(517)	111	(628)
Total other income (expense), net	(432)	1,103	(1,535)
Net loss	$(20,095)	$(11,139)	$(8,956)

Research and development expenses

The following table summarizes our current research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	7,451	$3,324	$4,127
RP2 & RP3	638	237	$401
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,165	3,294	1,871
Other	796	1,313	(517)
Total research and development expenses	$14,050	$8,168	$5,882

Research and development expenses for the three months ended September 30, 2020 were $14.1 million, compared to $8.2 million for the three months ended September 30, 2019. The increase of $5.9 million was due primarily to an increase of approximately $4.1 million in direct research costs associated with RP1, an approximately $1.4 million increase in our unallocated research and development costs, and an increase of approximately $0.4 million in direct research costs associated with RP2 and RP3. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended September 30, 2020 associated with our ongoing clinical trials as well as costs associated with operations of our new manufacturing facility for RP1 clinical trial supplies. The increase in costs associated with RP2 and RP3 are primarily associated with the continued clinical trial development of these product candidates.

The increase in unallocated research and development expenses reflected an increase of $1.9 million in personnel-related costs, including stock-based compensation of $0.5 million, partially offset by a decrease of $0.5 million in other costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $1.3 million and $0.8 million, respectively. Other costs decreased primarily due to our focus on the potential registrational studies associated with our RP1 development plan with multiple cohorts.

General and administrative expenses

General and administrative expenses were $5.6 million for the three months ended September 30, 2020, compared to $4.1 million for the three months ended September 30, 2019. The increase of $1.5 million primarily reflected increases of $1.0 million in personnel related costs, including stock-based compensation of $0.5 million, and increases of $0.6 million in facility and other variable costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance.

Total other income (expense), net

Other income (expense) was $(0.4) million for the three months ended September 30, 2020, compared to $1.1 million for the three months ended September 30, 2019. The decrease of $1.5 million was primarily attributable to a $0.4 million increase in interest related to our finance lease liability, a $0.3 million increase in interest expense on debt obligations related to our Term Loan Facility, a $0.6 decrease in other income due primarily to the changes in foreign exchange rates of the Great British Pounds to United States Dollar and a $0.4 million decrease in investment income due to fluctuations in the rate of return on investments, partially offset by a $0.1 million increase in research and development incentives.

Comparison of the six months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,
	2020	2019	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$26,207	$15,625	$10,582
General and administrative	11,289	7,524	3,765
Total operating expenses	37,496	23,149	14,347
Loss from operations	(37,496)	(23,149)	(14,347)
Other income (expense):
Research and development incentives	1,441	1,241	200
Investment income	705	1,254	(549)
Interest expense on finance lease liability	(1,123)	(195)	(928)
Interest expense on debt obligations	(570)	-	(570)
Other income	(545)	202	(747)
Total other income (expense), net	(92)	2,502	(2,594)
Net loss	$(37,588)	$(20,647)	$(16,941)

Research and development expenses

The following table summarizes our current research and development expenses for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,
	2020	2019	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	13,448	$6,385	$7,063
RP2 & RP3	881	$430	$451
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	10,225	6,380	3,845
Other	1,653	2,430	(777)
Total research and development expenses	$26,207	$15,625	$10,582

Research and development expenses for the six months ended September 30, 2020 were $26.2 million, compared to $15.6 million for the six months ended September 30, 2019. The increase of $10.6 million was due primarily to an increase of approximately $7.1 million in direct research costs associated with RP1, an approximately $3.1 million increase in our unallocated research and development costs and an increase of approximately $0.5 million in direct research costs associated with RP2 and RP3. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the six months ended September 30, 2020 associated with our ongoing clinical trials as well as costs associated with operations of our new manufacturing facility for RP1 clinical trial supplies. The increase in costs associated with RP2 and RP3 is primarily associated with the continued clinical trial development of these product candidates.

The increase in unallocated research and development expenses reflected an increase of $3.8 million in personnel-related costs, including stock-based compensation of $0.6 million, partially offset by a decrease of $0.8 million in other costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the six months ended September 30, 2020 and 2019 included stock-based compensation expense of $2.3 million and $1.7 million, respectively. Other costs decreased primarily due to our focus on the potential registrational studies associated with our RP1 development plan with multiple cohorts.

General and administrative expenses

General and administrative expenses were $11.3 million for the six months ended September 30, 2020, compared to $7.5 million for the six months ended September 30, 2019. The increase of $3.8 million primarily reflected increases of $2.0 million in personnel related costs, including stock-based compensation of $1.0 million,, increases of $1.3 million in facility and other variable costs and increases of $0.5 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in professional fees was due to costs associated with increased spending to build out our information technology capabilities as well legal and accounting fees related to ongoing business operations and enhancements to the internal control environment. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance.

Total other income (expense), net

Other income (expense) was $(0.1) million for the six months ended September 30, 2020, compared to $2.5 million for the six months ended September 30, 2019. The decrease of $2.6 million was primarily attributable to a $0.9 million increase in interest related to our finance lease liability, a $0.6 million increase in interest expense on debt obligations related to our Term Loan Facility, a $0.7 decrease in other income due primarily to the changes in foreign exchange rates of the Great British Pounds to United States Dollar and a $0.5 million decrease in investment income due to fluctuations in the rate of return on investments, partially offset by a $0.2 million increase in research and development incentives.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt securities. Through September 30, 2020, we had received gross proceeds of approximately $419.0 million from our sales of equity instruments and $10.0 million from the issuance of debt. As of September 30, 2020, we had cash and cash equivalents and short-term investments of $244.6 million.

On July 24, 2018, we completed our IPO and issued and sold 6,700,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.5 million after deducting underwriting discounts and commissions but before deducting offering costs. On July 30, 2018, we issued and sold an additional 707,936 shares of our common stock at the IPO price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of our common stock, resulting in additional net proceeds of $9.9 million after deducting discounts and commissions but before deducting other offering expenses. On November 18, 2019, we closed a registered public offering for the issuance and sale of (i) 3,678,031 shares of our common stock at a public offering price of $13.61 per share and (ii) pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. On December 13, 2019, we sold 838,530 shares of our common stock at the public offering price in connection with the underwriters’ partial exercise of an option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million. On June 12, 2020, we closed another public offering for the issuance and sale of (x) 2,826,088 shares of our common stock at a public offering price of $23.00 per share and (y) pre-funded warrants to purchase 1,521,738 shares of our common stock at a purchase price of $22.9999 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. On June 29, 2020 we sold 652,173 shares of our common stock to the underwriters at the public offering price in connection with the underwriters’ full exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses of approximately $7.2 million.

In addition to registered public equity offerings, we also established an at-the-market offering program pursuant to a sales agreement that we entered into with SVB Leerink LLC, or the Agent, on August 8, 2019, or the 2019 Sales Agreement. Under the 2019 Sales Agreement, and prior to its amendment in June 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In June 2020, we amended the 2019 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $30.0 million We sold 287,559 shares of our common stock under the 2019 Sales Agreement for net proceeds of approximately $4.4 million. On August 11, 2020, in connection with our entry into separate sales agreement with the Agent, or the 2020 Sales Agreement, we and the Agent mutually agreed to terminate the 2019 Sales Agreement. Under the 2020 Sales Agreement, and prior to its amendment in October 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In October 2020, we amended the 2020 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $62.5 million. We have not sold any shares of our common stock under the 2020 Sales Agreement.

Our debt financing is conducted entirely under the Hercules Loan Agreement, pursuant to which we borrowed $10.0 million of a maximum of $30.0 million. On June 1, 2020, we amended the Hercules Loan Agreement to, among other things, increase the secured term loan facility from $30.0 million to $40.0 million by adding a fourth advance of up to $10.0 million which may be borrowed between July 1, 2021 and December 15, 2021.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30,
	2020	2019
	(Amounts in thousands)
Net cash used in operating activities	$(32,269)	$(33,555)
Net cash provided by (used in) investing activities	(93,924)	52,135
Net cash provided by financing activities	109,479	9,768
Effect of exchange rate changes on cash and cash equivalents	540	(304)
Net increase (decrease) in cash and cash equivalents	$(16,174)	$28,044

Operating activities

During the six months ended September 30, 2020, net cash used in operating activities was $32.3 million, primarily resulting from our net loss of $37.6 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $6.6 million. Net cash used by our changes in our operating assets and liabilities for the six months ended September 30, 2020 consisted primarily of a $1.4 million increase in research and development incentive receivables, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures, $1.9 million increase in prepaid expenses and other current assets and $1.2 million decrease in accounts payable, partially offset by $2.0 million increase in accrued expenses and other current liabilities and $1.2 million net decrease related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use asset). The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.

During the six months ended September 30, 2019, net cash used in operating activities was $33.6 million, primarily resulting from our net loss of $20.6 million and net cash used by changes in our operating assets and liabilities of $15.9 million, partially offset by net non- cash charges of $2.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended September 30, 2019 consisted primarily of a $12.0 million increase in long-term prepaid rent, a $2.1 million increase in prepaid expenses and other current assets, a $1.2 million increase in research and development incentives receivable, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures and a $0.9 million decrease in accounts payable, partially offset by a $0.7 million increase in accrued expenses and other current liabilities and $0.1 million net decrease related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use asset) and . The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.

Investing activities

During the six months ended September 30, 2020, net cash used in investing activities was $93.9 million, consisting of $196.5 million in purchases of available for sale securities and $1.0 million in purchases of property, plant and equipment, partially offset by $103.6 million in proceeds from sales and maturities of short-term investments.

During the six months ended September 30, 2019, net cash provided by investing activities was $52.1 million, consisting of $83.9 million in proceeds from sales and maturities of short-term investments, partially offset by $30.6 million in purchases of available for sale securities and $1.1 million in purchases of property, plant and equipment.

Financing Activities

During the six months ended September 30, 2020, net cash provided by financing activities was $109.5 million, consisting of $74.9 million from the issuance of common stock and $32.9 million in net proceeds from the issuance of pre-funded warrants to purchase common stock, in each case, in connection with our follow-on public offering in June 2020, $1.8 million in proceeds from the exercise of stock options.

During the six months ended September 30, 2019, net cash provided by financing activities was $9.8 million, consisting of $10.0 million in proceeds from the long-term debt and $0.1 million in proceeds from the exercise of stock options, partially offset by $0.4 million in payments of issuance costs

Hercules Loan Agreement

On August 8, 2019 and as amended on June 1, 2020, we and certain of our affiliates entered into the Hercules Loan Agreement with Hercules Capital, Inc., which, provided for aggregate borrowings of up to $40.0 million in the form of term loans. We borrowed $10.0 million at closing under the Hercules Loan Agreement. We may borrow the unused $30.0 million available under the Term Loan Facility in three separate advances. The second advance of up to $10.0 million may be borrowed between October 1, 2020 and December 15, 2020, the third advance of up to $10.0 million may be borrowed between July 1, 2020 and June 30, 2021 and the fourth advance of up to $10.0 million may be borrowed between July 1, 2021 and December 15, 2021. The fourth advance is subject to the achievement of certain borrowing milestones, as defined in the agreement. In the event that we do not draw on the second advance or if the Term Loan Facility is terminated prior to a draw of the second advance, we are required to pay Hercules a one-time facility charge fee of $0.1 million on the earliest of (i) December 16, 2020 or (ii) the date we prepay the outstanding obligations under the Term Loan Facility.

Borrowings under the Hercules Loan Agreement bear interest at a rate per annum equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 2.75%, and (ii) 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022, and are required to make equal monthly payments of principal, plus accrued interest, from October 1, 2022 through August 1, 2023. As of September 30, 2020, the outstanding principal amount under the Hercules Loan Agreement was $10.0 million. The term of the Hercules Loan Agreement is four years, ending August 1, 2023.

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

Funding requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and if and as we:

●	conduct our current and future clinical trials with RP1 and RP2;

●	progress the clinical development of RP2 and preclinical development of RP3;

●	operate our own in-house manufacturing facility;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	until our planned manufacturing facility is fully validated, continued manufacturing by third parties of larger quantities of our product candidates for clinical development;

●	maintain, expand and protect our intellectual property portfolio;

●	acquire or in-license other drugs and technologies; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.

As of September 30, 2020, we had cash and cash equivalents and short-term investments of $244.6 million. We believe that the net proceeds from our offering in October 2020, together with our existing cash, cash equivalents and short-term investments as of September 30, 2020, will enable us to fund our overall operations into the second half of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual obligations and commitments

During the six months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed with the Securities and Exchange Commission on June 3, 2020.

Collaborations

BMS

On February 26, 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb Company, or BMS. Pursuant to the agreement, BMS is providing to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at no cost to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.

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

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-based compensation

We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We have to date only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 9 to our consolidated financial statements appearing elsewhere in this Quarterly Report for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.

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

Item 3. Quantitative and qualitative disclosures about market risks

Not applicable

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles, or GAAP.

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

Remediation activities

We identified and completed certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following remedial actions were completed during the three months ended September 30, 2020:

•	We hired a Vice President of Finance with an appropriate level of experience and reallocated responsibilities within the accounting organization to ensure there is proper segregation of duties and that the appropriate level of knowledge and experience is applied during the review of transactions based on the risk and complexity involved.

•	We increased the level of involvement and oversight from our new Vice President of Finance and will maintain this level of oversight until the control environment and risk assessment processes have matured.

•	We continued to test the operating effectiveness of our formal policies, processes and internal controls for compliance with the Sarbanes-Oxley Act, including processes and internal controls to analyze, account for and disclose complex transactions.

•	We implemented a new procurement system and updated our process and controls documentation for changes in how procurement related transactions are initiated, processed, reviewed and approved.

The process of implementing and maintaining an effective financial reporting system is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate our internal control environment, we may take additional actions to address control deficiencies or modify the remediation measures described above.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of testing these processes, procedures and controls to ensure they are operating effectively. Additional time is required to complete our assessment to ensure these new procedures are sustainable. While we will continue to devote significant time and attention to these efforts, the material weaknesses previously identified cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Other than the applicable remediation efforts described above that were implemented or commenced during the three months ended September 30, 2020, there have been no other changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our lead product candidate, RP1, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab and we have an ongoing randomized Phase 2 clinical trial of RP1 in combination with cemiplimab versus cemiplimab in CSCC. We have also opened for enrollment a single arm Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients in approximately 30 patients with CSCC. Additionally, RP2, the next product candidate from our Immulytic platform, is in an ongoing Phase 1/2 clinical trial alone and in combination with nivolumab. Our third product candidate, RP3, is in preclinical development, and we expect to enter clinical development in 2020. Our product candidates will require preclinical and/or clinical trials before we can submit a marketing application to the applicable regulatory authorities.

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

Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our current Phase 1/2 clinical trials with RP1 and RP2. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are enrolling patients in our first planned clinical trial under the Regeneron agreement, a randomized, controlled Phase 2 clinical trial of RP1 in combination with cemiplimab, versus cemiplimab alone, in approximately 240 patients with CSCC. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PDL1 therapies, and may develop RP1 or our other product candidates for use with other therapies. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

Risks Related to Intellectual Property2

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

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to obtain and maintain patent protection for our technology or for RP1 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize RP1 or our other product candidates and future technologies may be adversely affected.

2 – Subject to continued review by specialist.

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

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. Although we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets, and our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. The disclosure of our trade secrets or the independent development of our trade secrets by a competitor or other third party would impair our competitive position and may materially harm our business, financial condition, results of operations, stock price and prospects.

Third parties may in the future initiate legal proceedings alleging that we are infringing their intellectual property rights, and we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third-party to continue developing, manufacturing and commercializing RP1 and our other product candidates. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates or we could be found liable for significant monetary damages if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

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

We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1 and RP2. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing Phase 1/2 clinical trials with RP1 and RP2 and Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our Phase 2 clinical trial and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and may result in delays that could compromise our ability to meet our desired development timelines.

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

Until our manufacturing facility is fully operational and for a period of time thereafter, we will rely on third-party contract manufacturers to manufacture our clinical trial product supplies. As a result, there can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices.

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

If our manufacturers do not perform as agreed or encounter difficulties in production costs and yields, quality control, shortages of qualified personnel or key raw materials, compliance with strictly enforced federal, state, and foreign regulations, or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

In addition, if our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization.

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

Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products, which could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

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

As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Our future financial performance and our ability to commercialize RP1 and our other product candidates will depend, in part, on our ability to effectively manage any future growth, which would impose significant additional responsibilities on members of management and may divert their attention away from day-to-day activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing, as well as support for our financial reporting and accounting functions. If the services of independent organizations, advisors and consultants become unavailable to us or we are unable to effectively manage our outsourced activities, or if the quality or accuracy of such services is compromised for any reason, our clinical trials may be extended, delayed or terminated, we may not comply with our financial reporting and accounting obligations on a timely basis and we may not be able to obtain marketing approval of RP1 and our other product candidates or otherwise advance our business.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our founders, as well as our other scientific, manufacturing, quality and medical personnel, including Philip Astley-Sparke, our Chief Executive Officer, Robert Coffin, Ph.D., our President and Chief Research & Development Officer, and Colin Love, Ph.D., our Chief Operating Officer. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Our disclosure controls and procedures were not effective as of September 30, 2020, and in any event may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, we concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Although we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and general economic downturns.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, a significant number of shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We may sell up to $62.5 million of shares of our common stock in “at-the-market” offerings pursuant to the sales agreement entered into with SVB Leerink LLC on August 11, 2020 and as amended on October 21 2020. The sale of a substantial number of shares of our common stock pursuant to the sales agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

REPLIMUNE GROUP, INC.

Dated: November 5, 2020	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)