Form 10-Q
period 2020-12-31
Replimune Group, Inc.
filed 2021-02-04
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 1, 2021 was 46,493,467.

REPLIMUNE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$324,475	$59,500
Short-term investments	168,797	109,055
Research and development incentives receivable	2,121	2,962
Prepaid expenses and other current assets	4,035	2,734
Total current assets	499,428	174,251
Property, plant and equipment, net	7,166	6,860
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,839	4,425
Right-to-use asset - financing leases	45,129	46,925
Total assets	$559,198	$234,097

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,350	$3,434
Accrued expenses and other current liabilities	7,234	5,156
Operating lease liabilities, current	965	873
Financing lease liabilities, current	2,469	2,411
Total current liabilities	13,018	11,874
Long term debt, net of debt discount	-	9,801
Operating lease liabilities, non-current	5,170	3,737
Financing lease liabilities, non-current	24,815	24,967
Total liabilities	43,003	50,379
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2020 and March 31, 2020; 46,384,675 and 36,668,743 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	46	37
Additional paid-in capital	687,934	296,961
Accumulated deficit	(171,669)	(112,298)
Accumulated other comprehensive loss	(116)	(982)
Total stockholders' equity	516,195	183,718
Total liabilities and stockholders' equity	$559,198	$234,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating expenses:
Research and development	$14,322	$11,948	$40,529	$27,573
General and administrative	5,953	4,716	17,242	12,240
Total operating expenses	20,275	16,664	57,771	39,813
Loss from operations	(20,275)	(16,664)	(57,771)	(39,813)
Other income (expense):
Research and development incentives	550	951	1,991	2,192
Investment income	116	550	821	1,804
Interest expense on finance lease liability	(560)	(834)	(1,683)	(1,029)
Interest expense on debt obligations	(247)	-	(817)	-
Loss on extinguishment of debt	(913)	-	(913)	-
Other income (expense)	(454)	(192)	(999)	10
Total other income (expense), net	(1,508)	475	(1,600)	2,977
Net loss attributable to common stockholders	$(21,783)	$(16,189)	$(59,371)	$(36,836)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.46)	$(1.34)	$(1.13)
Weighted average common shares outstanding, basic and diluted	49,382,213	34,877,944	44,436,680	32,742,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net loss	$(21,783)	$(16,189)	$(59,371)	$(36,836)
Other comprehensive loss:
Foreign currency translation gain (loss)	548	408	1,162	8
Net unrealized gain (loss) on short-term investments, net of tax	(53)	(25)	(296)	-
Comprehensive loss	$(21,288)	$(15,806)	$(58,505)	$(36,828)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $2,100 issuance costs	-	-	32,900	-	-	32,900
Issuance of common stock, net of issuance costs and underwriter fees of $5,117	3,478,261	3	74,879			74,882
Foreign currency translation adjustment	-	-	-	-	(12)	(12)
Unrealized loss on short-term investments	-	-	-	-	(196)	(196)
Exercise of stock options	133,416		1,547	-	-	1,547
Stock-based compensation expense	-	-	2,468	-	-	2,468
Net loss	-	-	-	(17,493)	-	(17,493)
Balances as of June 30, 2020	40,280,420	40	408,755	(129,791)	(1,190)	277,814
Foreign currency translation adjustment	-	-	-	-	626	626
Unrealized loss on short-term investments	-	-	-	-	(47)	(47)
Exercise of stock options	31,852	-	291	-	-	291
Stock-based compensation expense	-	-	2,801	-	-	2,801
Net loss	-	-	-	(20,095)	-	(20,095)
Balances as of September 30, 2020	40,312,272	40	411,847	(149,886)	(611)	261,390
Foreign currency translation adjustment	-	-	-	-	548	548
Unrealized loss on short-term investments	-	-	-	-	(53)	(53)
Exercise of stock options	447,403	1	3,068	-	-	3,069
Issuance of prefunded warrants to purchase common stock, net of $3,750 issuance costs			58,750			58,750
Issuance of common stock, net of issuance costs and underwriter fees of $13,775	5,625,000	5	211,220			211,225
Stock-based compensation expense	-	-	3,049	-	-	3,049
Net loss	-	-	-	(21,783)	-	(21,783)
Balances as of December 31, 2020	46,384,675	$46	$687,934	$(171,669)	$(116)	$516,195

Balances as of March 31, 2019	31,656,950	$32	$198,645	$(59,766)	$(1,055)	$137,856
Foreign currency translation adjustment	-	-	-	-	(182)	(182)
Unrealized gain on short-term investments	-	-	-	-	65	65
Exercise of stock options	6,751	-	18	-	-	18
Stock-based compensation expense	-	-	1,810	-	-	1,810
Impact of adoption of ASC 842	-	-	-	93	-	93
Net loss	-	-	-	(9,508)	-	(9,508)
Balances as of June 30, 2019	31,663,701	32	200,473	(69,181)	(1,172)	130,152
Foreign currency translation adjustment	-	-	-	-	(218)	(218)
Unrealized loss on short-term investments	-	-	-	-	(40)	(40)
Exercise of stock options	55,645	-	105	-	-	105
Stock-based compensation expense	-	-	1,781	-	-	1,781
Net loss	-	-	-	(11,139)	-	(11,139)
Balances as of September 30, 2019	31,719,346	32	202,359	(80,320)	(1,430)	120,641
Issuance of common stock through ATM sales, net of offering costs	287,559	-	4,431	-	-	4,431
Issuance of common shares upon closing of follow-on public offering, net of issuance costs and underwriter fees of $4,017	4,516,561	5	57,448	-	-	57,453
Issuance of prefunded warrants to purchase common stock, net of issuance costs and underwriter fees of $1,797	-	-	28,145	-	-	28,145
Foreign currency translation adjustment	-	-	-	-	408	408
Unrealized loss on short-term investments	-	-	-	-	(25)	(25)
Exercise of stock options	122,184	-	357	-	-	357
Stock-based compensation expense	-	-	2,344	-	-	2,344
Net loss	-	-	-	(16,189)	-	(16,189)
Balances as of December 31, 2019	36,645,650	$37	$295,084	$(96,509)	$(1,047)	$197,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,371)	$(36,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,318	5,935
Depreciation and amortization	1,217	191
Noncash interest expense	181	94
Loss on extinguishment of debt	913	-
Net amortization of premiums and discounts on short-term investments	841	(899)
Changes in operating assets and liabilities:
Research and development incentives receivable	1,078	(2,184)
Prepaid expenses and other current assets	(1,238)	(1,520)
Operating lease, right-of-use-asset	341	421
Finance lease, right-of-use-asset	1,795	666
Long term prepaid rent	-	(14,051)
Accounts payable	(1,018)	(2,585)
Accrued expenses and other current liabilities	1,919	1,781
Operating lease liabilities	(237)	(303)
Net cash used in operating activities	(45,261)	(49,290)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,622)	(5,202)
Purchase of short-term investments	(225,029)	(119,611)
Proceeds from sales and maturities of short-term investments	164,148	111,739
Net cash provided by (used in) investing activities	(62,503)	(13,074)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	286,107	57,453
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	91,650	28,145
Proceeds from issuance of common stock through ATM sales	-	4,431
Proceeds from long-term debt		10,000
Principal payment of long-term debt	(10,000)	-
Payment of long-term debt extinguishment costs	(795)
Payment of issuance costs	(100)	(355)
Principal payment of finance lease obligation	(92)	(22)
Exercise of stock options	4,907	480
Net cash provided by financing activities	371,677	100,132
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,062	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	264,975	37,748
Cash, cash equivalents and restricted cash at beginning of period	61,136	26,890
Cash, cash equivalents and restricted cash at end of period	$326,111	$64,638
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$636	$282

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss) on short-term investments	$(296)	$-
Purchases of property and equipment included in accounts payable	$99	$-
Lease assets obtained in exchange for new financing lease liabilities	$-	$48,224
Lease assets obtained in exchange for new operating lease liabilities	$1,580	$5,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $21,783 and $16,189 for the three months ended December 31, 2020 and 2019, respectively and net losses of $59,371and $36,836 for the nine months ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $171,669. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of December 31, 2020, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and nine months ended December 31, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2020 and the results of its operations for the three and nine months ended December 31, 2020 and 2019 and its cash flows for the nine months ended December 31, 2020 and 2019. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2020 and 2019 are unaudited. The results for the three and nine months ended December 31, 2020 are not necessarily indicative of results to be expected for the year ending March 31, 2021, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2020.

During the three and nine months ended December 31, 2020, there have been no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2020 which was filed with the Securities and Exchange Commission on June 3, 2020, except as described below.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company adopted ASU 2018-18 on April 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years and interim periods beginning after December 15, 2020.  The Company is currently evaluating the impact of this new guidance on its financial statements and related disclosures but does not expect the adoption of ASU 2019-12 to have a material impact on the Company's consolidated financial statements.

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$-	$276,076	$-	$276,076
US Government Agency bonds	-	63,295	-	63,295
US Treasury bonds	-	105,502	-	105,502
	$-	$444,873	$-	$444,873

	Fair Value Measurements as of
	March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$-	$36,712	$-	$36,712
Commercial paper	-	21,884	-	21,884
US Treasury bonds	-	35,810	-	35,810
US Government Agency bonds	-	15,295	-	15,295
Corporate debt securities	-	36,066	-	36,066
	$-	$145,767	$-	$145,767

The underlying securities held in the money market funds held by the Company are all government backed securities.

During the three and nine months ended December 31, 2020 and 2019, there were no transfers between levels.

Valuation of cash equivalents and short-term investments

Money market funds, commercial paper, U.S. Treasury bonds, U.S. Government Agency bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at December 31, 2020 and March 31, 2020.

4. Short-term investments

Short-term investments by investment type consisted of the following:

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$63,284	$11	$-	$63,295
US Treasury bonds	105,487	17	(2)	105,502
	$168,771	$28	$(2)	$168,797

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$21,818	$66	$-	$21,884
US Government agency bonds	15,217	78	-	15,295
US Treasury bonds	35,590	220	-	35,810
Corporate debt securities	36,107	24	(65)	36,066
	$108,732	$388	$(65)	$109,055

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,	March 31,
	2020	2020
Construction in progress	$1,363	$1,217
Plant and laboratory equipment	4,784	3,669
Leasehold improvements	785	532
Computer equipment	1,667	1,658
Office equipment	721	721
	9,320	7,797
Less: Accumulated depreciation and amortization	(2,154)	(937)
	$7,166	$6,860

Depreciation and amortization expense was $402 and $1,217 for the three and nine months ended December 31, 2020, respectively, and $107 and $191 for the three and nine months ended December 31, 2019, respectively. Depreciation and amortization expense are recorded within research and development and general and administrative expenses in the consolidated statement of operations.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	March 31,
	2020	2020
Accrued research and development costs	$3,714	$2,009
Accrued compensation and benefits costs	2,638	2,065
Accrued professional fees	363	779
Other	519	303
	$7,234	$5,156

7. Long-term debt

Long-term debt consisted of the following:

	December 31,	March 31,
	2020	2020
Principal amount of long-term debt	$-	$10,000
Unamortized debt discount	-	(199)
Long-term debt, net of discount	$-	$9,801

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

On June 1, 2020, the Company entered into the First Amendment to the Hercules Loan Agreement (the “Hercules First Amendment”), to, among other things, increase the aggregate principal amount of the secured term loan facility from $30,000 to $40,000. Pursuant to the Hercules First Amendment, subject to the achievement of certain milestones, the Company could have borrowed three tranches of up to $10,000 between October 1, 2020 and December 15, 2020, July 1, 2020 and June 30, 2021, and July 1, 2021 and December 15, 2021, respectively. The Company incurred $100 in additional closing and legal fees in connection with Hercules First Amendment which were capitalized and will be amortized as part of the effective yield.

On December 15, 2020, the Company entered into a Payoff Letter with respect to the Hercules Loan Agreement, which resulted in a loss on extinguishment of debt of $913 including both cash and non-cash expense. Pursuant to the Payoff Letter, the Company paid a total of $10,839 to Hercules, representing $10,000 in outstanding principal, $495 end of term charge, $300 early termination fee due and $44 in accrued interest owed to Hercules under the Hercules Loan Agreement. In connection with the execution of the Payoff Letter and the repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, the Hercules Loan Agreement and the related loan documents were terminated.

The Term Loan Facility was secured by substantially all of the Company’s assets, but excluding its intellectual property, and subject to certain exceptions and exclusions. All liens on the Company’s assets held by Hercules were released in connection with the execution of the Payoff Letter.

In connection with entering into the Hercules Loan Agreement, the Company paid Hercules $355 of upfront fees, including closing costs and legal fees associated with entering into the agreement, which were recorded as a debt discount. In connection with entering into the Hercules First Amendment, the Company paid $100 of upfront fees, including closing costs and legal fees associated with entering into the amendment, which were recorded as debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method.

The Company recognized aggregate interest expense under the Hercules Loan Agreement of $247 and $817 during the three and nine months ended December 31, 2020, respectively, which included non-cash interest expense of $55 and $181 for the three and nine months ended December 31, 2020, respectively. Non-cash interest expense related to the amortization of the debt discount of $26 and $82 and the accretion of the final payment of $29 and $99 for the three and nine months ended December 31, 2020, respectively.

8. Stockholders’ equity

Common stock

As of December 31, 2020 and March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.

As of December 31, 2020 and March 31, 2020, the Company had reserved 14,753,921 and 10,449,033 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common stock, respectively.

Undesignated preferred stock

As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2020.

Convertible preferred stock and preferred stock warrants

The Company has issued series seed convertible preferred stock (the “series seed preferred stock”), series A convertible preferred stock (the “series A preferred stock”) and series B convertible preferred stock (the “series B preferred stock”). The series seed preferred stock, series A preferred stock and series B preferred stock are collectively referred to as the “preferred stock.” In connection with the closing of the Company’s initial public offering (the “IPO”) in 2018, the preferred stock converted into 19,157,360 shares of common stock on a 1:9.94688 basis. There was no preferred stock outstanding as of December 31, 2020 and March 31, 2020.

In connection with the issuance of the series seed preferred stock, the Company issued to the holders of the series seed preferred stock warrants for the purchase of 50,000 shares of series seed preferred stock, which became fully vested and exercisable in the year of issuance. The warrants to purchase shares of series seed preferred stock were issued at an exercise price of $10.00 per share and expire on the earlier of September 16, 2025 or a qualified change of control event. In connection with the closing of the IPO, the series seed preferred stock warrants became exercisable for 497,344 shares of common stock and the exercise price was adjusted to $1.01 per share. Upon the closing of the IPO, the series seed preferred stock warrants were reclassified to stockholders’ equity. The warrants to purchase 497,344 shares of common stock remain outstanding as of December 31, 2020.

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

On August 11, 2020, the 2019 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement, which was subsequently amended on October 21, 2020 (as amended, the “2020 Sales Agreement”). Under the 2020 Sales Agreement the Company may sell, from time to time, at its option, up to an aggregate of $62,500 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.

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

During the year ended March 31, 2020, the Company issued and sold 287,559 shares of common stock under the 2019 Sales Agreement, for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM. The Company has not issued and sold any shares under the 2020 Sales Agreement as of December 31, 2020.

Equity offerings

In November 2019, the Company entered into an underwriting agreement (the “November 2019 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “November 2019 Underwriters”), relating to the issuance and sale of an aggregate of (a) 3,678,031 shares of the Company’s common stock (the “November 2019 Shares”), and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock (the “November 2019 Pre-Funded Warrants”) to the November 2019 Underwriters (the “November 2019 Offering”). The November 2019 Shares were sold at the public offering price of $13.61 per share. The November 2019 Pre-Funded Warrants were sold at a public offering price of $13.6099 per November 2019 Pre-Funded Warrant, which represented the per share public offering price for the November 2019 Shares less a $0.0001 per share exercise price for each such November 2019 Pre-Funded Warrant. In December 2019, the November 2019 Underwriters partially exercised their purchase option pursuant to the November 2019 Underwriting Agreement, and the Company issued and sold an additional 838,530 shares of its common stock.  The Company received aggregate net proceeds of approximately $85,598 in the November 2019 Offering, after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.

Funds affiliated with Redmile Group, LLC purchased all of the November 2019 Pre-Funded Warrants. The November 2019 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of November 2019 Pre-Funded Warrants may not exercise the November 2019 Pre-Funded Warrants if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise.

In June 2020, the Company entered into a separate underwriting agreement (the “June 2020 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “June 2020 Underwriters”), relating to the issuance and sale of an aggregate of (a) 2,826,088 shares of the Company’s common stock (the “June 2020 Shares”), and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock (the “June 2020 Pre-Funded Warrants”) to the June 2020 Underwriters. The June 2020 Shares were sold at the public offering price of $23.00 per share. The June 2020 Pre-Funded Warrants were sold at a public offering price of $22.9999 per June 2020 Pre-Funded Warrant, which represented the per share public offering price for the June 2020 Shares less a $0.0001 per share exercise price for each such June 2020 Pre-Funded Warrant. The June 2020 Underwriters fully exercised their purchase option pursuant to the June 2020 Underwriting Agreement, and the Company issued and sold an additional 652,173 shares of its common stock.  The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.

Funds affiliated with Redmile Group, LLC and funds affiliated with a second institutional investor purchased all of the June 2020 Pre-Funded Warrants. The June 2020 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of June 2020 Pre-Funded Warrants may not exercise the June 2020 Pre-Funded Warrants if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of June 2020 Pre-Funded Warrants may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company.

In October 2020, pursuant to an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein, the Company issued and sold to the underwriters (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock (the “October 2020 Pre-Funded Warrants”). The shares of the Company’s common stock were sold to the underwriters at the public offering price of $40.00 per share and the pre-funded warrants were sold at a public offering price of $39.99 per October 2020 Pre-Funded Warrant, which represented the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such pre-funded warrant. The Company received aggregate net proceeds of approximately $269,975 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $17,525.

Funds affiliated with Redmile Group, LLC and funds affiliated with a second institutional investor purchased all of the October 2020 Pre-Funded Warrants. The October 2020 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of October 2020 Pre-Funded Warrants may not exercise the October 2020 Pre-Funded Warrants if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of October 2020 Pre-Funded Warrants may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company.

Other than as set forth in Note 10 to these consolidated financial statements, including in the calculation of basic and diluted net loss per share attributable to common stockholders, the 5,284,238 shares of the Company’s common stock into which the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and October 2020 Pre-Funded Warrants are exercisable are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of December 31, 2020, none of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, or the October 2020 Pre-Funded Warrants had been exercised.

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

The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of December 31, 2020. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,278 shares pursuant to the terms of the 2018 Plan. As of December 31, 2020, 1,613,894 shares remained available for future grants under the 2018 Plan.

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

The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Risk-free interest rate	0.31%	1.68%	1.01%	2.17%
Expected term (in years)	6.1	6.1	6.4	6.0
Expected volatility	76.3%	69.7%	74.8%	71.0%
Expected dividend yield	0%	0%	0%	0%

Stock options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of March 31, 2020	4,964,381	$9.78	8.02	$15,345
Granted	2,284,004	15.24	9.37
Exercised	(612,671)	8.01	6.79
Cancelled	(309,137)	12.59
Outstanding as of December 31, 2020	6,326,577	11.79	8.04	$167,873
Options exercisable as of March 31, 2020	2,117,721	$5.66	7.20	$11,733
Options exercisable as of December 31, 2020	2,617,429	$7.82	6.91	$79,395

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the nine months ended December 31, 2020 and 2019 was $10.06 and $9.63, respectively. The total fair value of options vested during the three months and nine months ended December 31, 2020 was $2,069 and $8,330, respectively. The total fair value of options vested during the three months and nine months ended December 31, 2019 was $1,063 and $4,480, respectively.

Stock-based compensation expense

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Research and development	$1,454	$1,318	$3,750	$2,974
General and administrative	1,595	1,026	4,568	2,961
	$3,049	$2,344	$8,318	$5,935

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $31,002, which is expected to be recognized over a weighted average period of 2.95 years.

10. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(21,783)	$(16,189)	$(59,371)	$(36,836)
Denominator:
Weighted average common shares outstanding, basic and diluted	49,382,213	34,877,944	44,436,680	32,742,148
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.46)	$(1.34)	$(1.13)

The November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and October 2020 Pre-Funded Warrants are included as outstanding common stock in the calculation of basic and diluted net loss per share attributable to common stockholders. The Company’s potentially dilutive securities, which include stock options and warrants to purchase shares of series seed preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended December 31,
	2020	2019
Options to purchase common stock	6,326,577	4,916,402
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	6,823,921	5,413,746

11. Significant agreements

Agreement with Bristol-Myers Squibb Company

In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”). Pursuant to the agreement, BMS will provide to the Company, at no cost, a compound for use in the Company’s ongoing clinical trial of RP1. Under the agreement, the Company will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to its compound in the clinical trial and agreed to supply its compound, at no cost to the Company, for use in the clinical trial. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.

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

As of December 31, 2020, the Company had not incurred any costs and does not expect to incur future costs in connection with this agreement.

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

Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license under its respective intellectual property and agreed to contribute the necessary resources needed to fulfill its respective obligations, in each case, under the terms of the agreed-upon or to-be agreed upon study plans. Development costs of a particular clinical trial will be split equally between the Company and Regeneron in accordance with the agreed upon study plan.

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

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three and nine months ended December 31, 2020 or 2019, the Company did not make any payments under the terms of the agreement from Regeneron. During the three and nine months ended December 31, 2020, the Company received payments under the terms of the agreement from Regeneron of $1,453 and $3,857, respectively. During the three and nine months ended December 31, 2019, the Company received payments under the terms of the agreement from Regeneron of $760 and $2008, respectively. As of December 31, 2020 and March 31, 2020, the Company recorded $1,195 and $971 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,821	$666
Interest on lease liabilities	560	591	1,683	652
Operating lease costs	239	262	705	633
Total lease cost	$1,406	$1,460	$4,209	$1,951

Finance lease costs of $90 and $90 are recognized in general and administrative expenses for the three months ended December 31, 2020 and 2019, respectively, and $268 and $149 for the nine months ended September 30, 2020 and 2019, respectively. Finance lease costs of $518 and $517 are recognized in research and development expenses for the three months ended December 31, 2020 and 2019, respectively, and $1,553 and $517 for the nine months ended December 31, 2020 and 2019, respectively. Operating leases costs are recognized in general and administrative expenses for the three and nine months ended December 31, 2020 and 2019. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of September 30, 2020:

	December 31, 2020
	Operating leases	Financing lease	Total
2021 (remaining three months)	$240	$611	$851
2022	967	2,487	3,454
2023	976	2,562	3,538
2024	986	2,639	3,625
2025	995	2,718	3,713
Thereafter	5,054	43,704	48,758
Total lease payments	9,218	54,721	63,939
Less: interest	3,083	27,437	30,520
Total lease liabilities	$6,135	$27,284	$33,419

The following table provides lease disclosure as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Leases
Right-to-use operating lease asset	$5,839	$4,425
Right-to-use finance lease asset	45,129	46,925
Total lease assets	$50,968	$51,350

Operating lease liabilities, current	$965	$873
Finance lease liabilities, current	2,469	2,411
Operating lease liabilities, non-current	5,170	3,737
Finance lease liabilities, non-current	24,815	24,967
Total lease liabilities	$33,419	$31,988

The following table provides lease disclosure for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
	2020		2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$582		$516
Operating cash flows from finance leases	$1,682		$623
Financing cash flows from finance leases	$92		$22
Right-to-use asset obtained in exchange for new operating lease liabilities	$1,580		$5,152
Weighted-average remaining lease term - operating leases	9.1	years	8.6	years
Weighted-average remaining lease term - financing leases	18.6	years	19.6	years
Weighted-average discount rate - operating leases	9.8%		7%
Weighted-average discount rate - financing leases	8.3%		8%

The variable lease costs and short-term lease costs were insignificant for three and nine months ended December 31, 2020 and 2019.

Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2020 and March 31, 2020, the Company had committed to minimum payments under these arrangements totaling $1,622 and $3,569, respectively, through March 31, 2021.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or March 31, 2020.

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

13. Geographic information

The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	December 31, 2020	March 31, 2020
United States	$6,564	$6,357
United Kingdom	602	503
	$7,166	$6,860

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

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are actively enrolling patients in a randomized, controlled Phase 2 clinical trial of RP1 in up to approximately 240 patients with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication. This registration-directed clinical trial is evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron Pharmaceuticals, Inc., or Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost to us. If this clinical trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We expect the primary data read-out from this Phase 2 clinical trial will be in 2022.

We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling approximately 30 patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC. Progress in this clinical trial has been particularly impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk if they were to contract COVID-19. Nevertheless, we expect to dose the first patient in this clinical trial in early 2021 and present initial data from this clinical trial in the second half of the year.

We have also entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial. We are currently enrolling a 125-patient extension cohort of RP1 combined with nivolumab in anti-PD-1 failed cutaneous melanoma. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma. The data generated in the prior melanoma cohort demonstrated that RP1 combined with nivolumab has the potential to treat anti-PD-1 failed melanoma. We also believe this cohort to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We expect that the primary data read-out from this Phase 2 melanoma cohort will be in 2022. In October 2020 we announced updated clinical data from our multi-cohort Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab in patients with melanoma and non-melanoma skin cancers. As reported, RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising efficacy signals of anti-tumor activity in patients with skin cancers, including in patients with anti-PD-1 failed and other difficult-to-treat melanomas, and in patients with CSCC.

We continue to enroll patients in other Phase 2 cohorts under our collaboration with BMS in which we are testing RP1 in combination with nivolumab, including a non-melanoma skin cancers cohort, a microsatellite instability high, or MSI-H/dMMR tumor cohort, and we have recently opened for enrollment a cohort of 30 patients with anti-PD-1 failed non-small cell lung cancer, or NSCLC. We and BMS recently agreed to increase the number of patients in our non-melanoma skin cancer cohort from 30 to 45 patients to include anti-PD-1 failed patients. Due in part to COVID-19 related disruptions, we expect the original 30 patient non-melanoma skin cancer cohort to be fully accrued in early 2021. Before we determine the next stages of development in this indication, we intend to enroll a total of 15 patients into our MSI-H/dMMR cohort. We continue to accumulate data in the MSI-H/dMMR cohort and expect to decide whether to pursue MSI-H/dMMR tumors into registration-directed development later in 2021.

We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3, which does not include the expression of GM-CSF, has been engineered with the intent to further stimulate an anti-tumor immune response through activation of the immune co-stimulatory pathways through expression of the ligands for CD40L and 4-1BBL, in addition to anti-CTLA-4 and GALV-GP R(-).

We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in October 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We and BMS recently agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. In October 2020, we presented positive data from the single agent RP2 portion of the clinical trial that showed deep and durable responses, including demonstration of uninjected tumor response in patients with difficult to treat advanced cancers. This data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. Following the monotherapy phase of this clinical trial with RP2, enrollment of patients treated with RP2 used in combination with nivolumab is currently underway and we expect to present initial combination data in mid-2021.

We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to begin clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. Initial data from this clinical trial is expected to be presented in the second half of 2021.

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

Financial

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

Funds affiliated with two separate institutional investors hold all of our outstanding pre-funded warrants. Other than as set forth in Note 8 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, the shares of our common stock into which our outstanding pre-funded warrants are exercisable are not included in the number of issued and outstanding shares of our common stock set forth in this Quarterly Report.

In addition, on August 8, 2019, we entered into a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, which we refer to as the Hercules Loan Agreement, pursuant to which we borrowed $10.0 million under a secured term loan facility in the amount of $30.0 million. The Hercules Loan Agreement was subsequently amended on June 1, 2020, in order to, among other things, increase the secured term loan facility from $30.0 million to $40.0 million. On December 15, 2020, we paid a total of $10.8 million, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due and owing under the Hercules Loan Agreement and related loan documents, in repayment of all of our outstanding obligations thereunder, and thereby terminated the Hercules Loan Agreement and the related loan documents.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $21.8 million and $16.2 million for the three months ended December 31, 2020 and 2019, respectively and net losses of $59.4 million and $36.8 million for the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $171.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:

●	conduct our current and future clinical trials with RP1, RP2 and RP3;

●	further preclinical development of our platform;

●	operate our own in-house manufacturing facility;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	until our manufacturing facility is fully validated, continued limited manufacturing by third parties for clinical development;

●	maintain, expand and protect our intellectual property portfolio;

●	hire and retain additional clinical, quality control, scientific and general and administration personnel;

●	acquire or in-license other drugs and technologies; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operating as a public company.

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

As of December 31, 2020, we had cash and cash equivalents and short-term investments of $493.3 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.

See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

The COVID-19 pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are continuing to monitor the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for certain employees who are able to perform their duties remotely and reducing travel. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees as deemed essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated orders. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. The COVID-19 pandemic has delayed, and we expect it may continue to delay, the timing of patient enrollment and treatment in certain of our ongoing clinical studies. For example, the enrollment of our clinical trial of RP1 in liver and kidney transplant patients with CSCC, representing highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study site and may be amplified as a result of the impacts of a “second wave” of the virus outbreak. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. The impact of COVID-19 on our business future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Our financial condition and results of operations could be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.

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

These costs will be partially offset by our agreement with Regeneron related to our Phase 2 clinical trial of RP1 in approximately 240 patients with clinical trial CSCC.

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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$6,737	$4,276	$20,185	$10,660
RP2 & RP3	1,263	197	2,143	627
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,664	4,395	15,889	10,776
Other	658	3,080	2,312	5,510
Total research and development expenses	$14,322	$11,948	$40,529	$27,573

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

Interest expense on debt obligations

Interest expense on debt obligations consists of the amortization of debt discount and cash paid for interest under the term loan facility with Hercules.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Income taxes

Since our inception and through December 31, 2020, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

Results of operations

Comparison of the three months ended December 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$14,322	$11,948	$2,374
General and administrative	5,953	4,716	1,237
Total operating expenses	20,275	16,664	3,611
Loss from operations	(20,275)	(16,664)	(3,611)
Other income (expense):
Research and development incentives	550	951	(401)
Investment income	116	550	(434)
Interest expense on finance lease liability	(560)	(834)	274
Loss on extinguishment of debt	(913)	-	(913)
Interest expense on debt obligations	(247)	-	(247)
Other income (expense)	(454)	(192)	(262)
Total other income (expense), net	(1,508)	475	(1,983)
Net loss	$(21,783)	$(16,189)	$(5,594)

Research and development expenses

	Three Months Ended
	December 31,
	2020	2019	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$6,737	$4,276	$2,461
RP2 & RP3	1,263	197	1,066
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,664	4,395	1,269
Other	658	3,080	(2,422)
Total research and development expenses	$14,322	$11,948	$2,374

Research and development expenses for the three months ended December 31, 2020 were $14.3 million, compared to $11.9 million for the three months ended December 31, 2019. The increase of $2.4 million was due primarily to an increase of approximately $3.5 million in direct research costs, off set by an approximately $1.2 million decrease in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the three months ended December 31, 2020 associated with our ongoing clinical trials as well as costs associated with operations of our new manufacturing facility for RP1 clinical trial supplies. The increase in costs associated with RP2 and RP3 are primarily associated with the continued clinical trial development of these product candidates.

The decrease in unallocated research and development expenses reflected an increase of $1.3 million in personnel-related costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the three months ended December 31, 2020 and 2019 included stock-based compensation expense of $1.5 million and $1.3 million, respectively. Other costs decreased primarily due to our manufacturing operations focused on the potential registrational studies associated with our RP1 development plan with multiple cohorts.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended December 31, 2020, compared to $4.7 million for the three months ended December 31, 2019. The increase of $1.2 million primarily reflected increases of $0.9 million in personnel related costs, including stock-based compensation of $0.6 million, and increases of $0.2 million in facility and other variable costs. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance.

Total other income (expense), net

Other income (expense) was $(1.5) million for the three months ended December 31, 2020, compared to $0.5 million for the three months ended December 31, 2019. The decrease of $2.0 million was primarily attributable to a $0.9 million increase associated with the loss from extinguishment of debt under our term loan facility with Hercules, a $0.2 million increase in interest expense on debt obligations related to our term loan facility with Hercules, a $0.3 decrease in other income due primarily to the changes in foreign exchange rates of the Great British Pounds to United States Dollar, a $0.4 million decrease in investment income due to fluctuations in the rate of return on investments, and a $0.4 million decrease in research and development incentives.

Comparison of the nine months ended December 31, 2020 and 2019

The following table summarizes our results of operations for the nine months ended December 31, 2020 and 2019:

Research and development expenses

	Nine Months Ended
	December 31,
	2020	2019	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$40,529	$27,573	$12,956
General and administrative	17,242	12,240	5,002
Total operating expenses	57,771	39,813	17,958
Loss from operations	(57,771)	(39,813)	(17,958)
Other income (expense):
Research and development incentives	1,991	2,192	(201)
Investment income	821	1,804	(983)
Interest expense on finance lease liability	(1,683)	(1,029)	(654)
Interest expense on debt obligations	(817)	-	(817)
Loss on extinguishment of debt	(913)	-	(913)
Other income (expense)	(999)	10	(1,009)
Total other income (expense), net	(1,600)	2,977	(4,577)
Net loss	$(59,371)	$(36,836)	$(22,535)

	Nine Months Ended
	December 31,
	2020	2019	Change
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$20,185	$10,660	$9,525
RP2 and RP3	2,143	627	1,516
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	15,889	10,776	5,113
Other	2,312	5,510	(3,198)
Total research and development expenses	$40,529	$27,573	$12,956

Research and development expenses for the nine months ended December 31, 2020 were $40.5 million, compared to $27.6 million for the nine months ended December 31, 2019. The increase of $13.0 million was due primarily to an increase of approximately $9.5 million in direct research costs associated with RP1, $1.5 million in direct research costs associated with RP2 and RP3, and approximately $1.9 million increase in our unallocated research and development costs. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the nine months ended December 30, 2020 associated with our ongoing clinical trials as well as costs associated with operations of our new manufacturing facility for RP1 clinical trial supplies. The increase in costs associated with RP2 and RP3 is primarily associated with the continued clinical trial development of these product candidates.

The increase in unallocated research and development expenses reflected an increase of $5.1 million in personnel-related costs, including stock-based compensation of $0.8 million, partially offset by a decrease of $3.2 million in other costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the nine months ended December 31, 2020 and 2019 included stock-based compensation expense of $3.8 million and $3.0 million, respectively. Other costs decreased primarily due to our manufacturing operations focused on the potential registrational studies associated with our RP1 development plan with multiple cohorts.

General and administrative expenses

General and administrative expenses were $17.2 million for the nine months ended December 31, 2020, compared to $12.2 million for the nine months ended December 31, 2019. The increase of $5.0 million primarily reflected increases of $2.8 million in personnel related costs, including stock-based compensation of $1.6 million, increases of $1.3 million in facility and other variable costs and increases of $0.8 million in professional fees. The increase in personnel related costs was due to the hiring of additional personnel in our general and administrative functions as we expanded our operations in the United States. The increase in professional fees was due to costs associated with increased spending to build out our information technology capabilities as well legal and accounting fees related to ongoing business operations and enhancements to the internal control environment. The increase in facility and other variable costs was due primarily to an increase in costs associated with our directors and officers insurance of approximately $0.4 million and depreciation expense of $0.4 million associated with our corporate headquarters.

Total other income (expense), net

Other income (expense) was $(1.6) million for the nine months ended December 31, 2020, compared to $3.0 million for the nine months ended December 31, 2019. The decrease of $4.6 million was primarily attributable to a $0.7 million increase in interest expense related to our finance lease liability, a $0.8 million increase in interest expense on debt obligations related to our term loan facility with Hercules, a $0.9 million increase associated with the loss from extinguishment of debt under our term loan facility with Hercules a $1.0 million increase in other expense due primarily to the changes in foreign exchange rates of the Great British Pounds to United States Dollar, a $1.0 million decrease in investment income due to fluctuations in the rate of return on investments, and a $0.2 million decrease in research and development incentives.

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

Sources of liquidity

To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt securities. Through December 31, 2020, we had received gross proceeds of approximately $706.5 million from our sales of equity instruments and $10.0 million from our incurrence debt under the term loan facility with Hercules, which was repaid in full in December 2020. As of December 31, 2020, we had cash and cash equivalents and short-term investments of $493.3 million.

In July 2018, we completed our IPO and issued and sold 7,407,936 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $103.4 million after deducting underwriting discounts and commissions but before deducting offering costs. In the fourth calendar quarter of 2019, we closed a registered public offering for the issuance and sale of 4,516,561 shares of our common stock at a public offering price of $13.61 per share and pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million. In June 2020, we closed a second public offering for the issuance and sale of 3,478,261 shares of our common stock at a public offering price of $23.00 per share and pre-funded warrants to purchase 1,521,738 shares of our common stock at a purchase price of $22.9999 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses of approximately $7.2 million. On October 26, 2020, we closed a third public offering for the issuance and sale of 5,625,000 shares of our common stock at a public offering price of $40.00 per share and pre-funded warrants to purchase 1,562,500 shares of our common stock at a purchase price of $39.99 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds of approximately $270.0 million after deducting underwriting discounts, commissions and other offering expenses of approximately $17.5 million.

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

Our incurrence of debt was conducted entirely under the Hercules Loan Agreement, as amended, pursuant to which we borrowed $10.0 million of a maximum of $40.0 million. On December 15, 2020, we entered into a Payoff Letter with Hercules and paid a total of $10.8 million to Hercules representing the outstanding principal, accrued and unpaid interest, fees, costs and expense due and owed to Hercules, thereby terminating the Hercules Loan Agreement and the related loan documents.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in thousands)
Net cash used in operating activities	$(45,261)	$(49,290)
Net cash provided by (used in) investing activities	(62,503)	(13,074)
Net cash provided by financing activities	371,677	100,132
Effect of exchange rate changes on cash and cash equivalents	1,062	(20)
Net increase (decrease) in cash and cash equivalents	$264,975	$37,748

Operating activities

During the nine months ended December 31, 2020, net cash used in operating activities was $45.3 million, primarily resulting from our net loss of $ 59.4 million, partially offset by the net cash provided by changes in our operating assets and liabilities of $2.6 million and non-cash charges of $11.4 million. Net cash used by our changes in our operating assets and liabilities for the nine months ended December 31, 2020 consisted primarily of a $1.1 million decrease in research and development incentive receivables, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures, $1.2 million increase in prepaid expenses and other current assets and $1.0 million decrease in accounts payable, partially offset by $1.9 million increase in accrued expenses and other current liabilities and $1.9 million net decrease related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use asset). The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.

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

Investing activities

During the nine months ended December 31, 2020, net cash used in investing activities was $62.5 million, consisting of $225.0 million in purchases of available for sale securities and $1.6 million in purchases of property, plant and equipment, partially offset by $164.1 million in proceeds from sales and maturities of short-term investments.

During the nine months ended December 31, 2019, net cash used in investing activities was $13.1 million, consisting of $119.6 million in purchases of available for sale securities and $5.2 million in purchases of property, plant and equipment, partially offset by $111.7 million in proceeds from sales and maturities of short-term investments.

Financing Activities

During the nine months ended December 31, 2020, net cash provided by financing activities was $371.7 million, consisting of $286.1 million from the issuance of common stock, $91.7 million from the issuance of pre-funded warrants to purchase common stock, $4.9 million in proceeds from the exercise of stock options, partially offset by $10.0 million in debt payments under the Hercules Loan Agreement and $0.8 million of fees associated with the extinguishment of the obligations under the Hercules Loan Agreement.

During the nine months ended December 31, 2019, net cash provided by financing activities was $100.1 million, consisting of $57.5 million in proceeds from the issuance of common stock, $28.1 million in proceeds from issuance of pre-funded warrants to purchase common stock, $10.0 million in proceeds from the long-term debt, $4.4 million in proceeds from the issuance of common stock through sales under the 2019 Sales Agreement and $0.5 million in proceeds from the exercise of stock options, partially offset by $0.4 million in payments of issuance costs and $22,000 in principal payments of finance lease obligations.

Hercules Loan Agreement

On August 8, 2019 and as amended on June 1, 2020, we and certain of our affiliates entered into the Hercules Loan Agreement with Hercules, which provided for aggregate borrowings of up to $40.0 million in the form of term loans. We borrowed $10.0 million at closing under the Hercules Loan Agreement and, subject to the achievement of certain milestones, had the ability to borrow the unused $30.0 million available thereunder in three separate $10.0 million advances between October 1, 2020 and December 15, 2020, July 1, 2020 and June 30, 2021, and July 1, 2021 and December 15, 2021, respectively.

On December 15, 2020, we entered into a Payoff Letter with respect to the Hercules Loan Agreement. Pursuant to the Payoff Letter, we paid a total of $10.8 million to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due and owed to Hercules under the Hercules Loan Agreement. Upon the execution of the Payoff Letter, in repayment of all of our outstanding obligations thereunder, the Hercules Loan Agreement and the related loan documents were terminated.

Borrowings under the Hercules Loan Agreement bore interest at a rate per annum equal to 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022. As of December 31, 2020, there was no amount of outstanding principal under the Hercules Loan Agreement due and owing.

The term loan facility with Hercules was secured by substantially all of our assets, excluding our intellectual property, and subject to certain exceptions and exclusions. All liens on our assets held by Hercules were released in connection with the our execution of the Payoff Letter.

Funding requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and if and as we:

●	conduct our current and future clinical trials with RP1, RP2 and RP3;

●	further preclinical development of our platform;

●	operate our own in-house manufacturing facility;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	until our planned manufacturing facility is fully validated, continued limited manufacturing by third parties for clinical development.

●	maintain, expand and protect our intellectual property portfolio;

●	acquire or in-license other drugs and technologies; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.

As of December 31, 2020, we had cash and cash equivalents and short-term investments of $493.3 million. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020, will enable us to fund our overall operations into the second half of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual obligations and commitments

During the nine months ended December 31, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed with the SEC on June 3, 2020.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles, or GAAP.

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

Remediation activities

During the three months ended December 31, 2020, we continued to test the operating effectiveness of our formal policies, processes and internal controls for compliance with the Sarbanes-Oxley Act, including processes and internal controls to analyze, account for and disclose complex transactions.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•	the timing, progress, and results of our preclinical studies and clinical trials for our product candidates, and the timing, scope or likelihood of regulatory filings and approvals for any of our other product candidates;

•	our ability to develop and advance any future product candidates based on our Immulytic platform and successfully complete clinical trials;

•	our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;

•	our ability to successfully commercialize any product candidate for which we receive regulatory approval and our expectations regarding the size of the patient populations our product candidates if approved for commercial use;

•	our ability to compete with other biopharmaceutical, biotechnology companies and other third parties and risks associated with such third parties developing or commercializing products more quickly or marketing them more successfully than us;

•	negative developments in the field of immono-oncology;

•	our history of losses, the likelihood that we will continue to incur substantial and increasing net losses in the future, and the likelihood that we will require additional financing to achieve our goals;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering RP1 and our other product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation of any third-party intellectual property rights;

•	the costs of operating our in-house manufacturing facility and our reliance on third-party collaborators and clinical trial service providers;

•	our compliance with domestic and foreign laws, rules and regulations and the consequences in the event that we fail to comply with such laws, rules and regulations;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our competitive position, and developments and projections relating to our competitors and our industry;

•	the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues; and

•	our ability to remediate the material weaknesses in internal control over financial reporting and to maintain effective internal control over financial reporting.

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

An underlying problem with our Immulytic platform would adversely affect our business and may require us to discontinue development of product candidates based on the same or similar therapeutic approaches.

Since all of the product candidates in our current pipeline are based on our Immulytic platform, if any of our product candidates fail in development as a result of any underlying problem with our Immulytic platform, then we may be required to discontinue development of all product candidates that are based on our therapeutic approach. If we were required to discontinue development of our product candidates that are based on our therapeutics approach, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach.

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

In the event that BMS, Regeneron or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing an anti-PD-1 therapy. Additionally, should the supply of products from BMS, Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source a supply of an alternative anti-PD-1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

There can be no assurance that undesirable side effects or serious adverse events will not be caused by or associated with RP1 or our other product candidates as they continue through or enter clinical development. Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our product candidates.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, the outcome of the United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, remains uncertain. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal of the United Kingdom from the European Union could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union.

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

Certain of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Negative developments in the field of immuno-oncology could damage public perception of our product candidates and negatively affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of RP1 or our other product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for our product candidates. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.

As our product candidates consist of a modified virus, adverse developments in antiviral vaccines or clinical trials of other oncolytic immunotherapy products based on viruses may result in a disproportionately negative effect for our product candidates as compared to other products in the field of immuno-oncology that are not based on viruses. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in our public offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our Immulytic platform RP1 and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

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

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation and subject to change with regulatory agencies and court decisions. As a result, the issuance, scope, validity, enforceability and commercial value of our licensed patents and any patents we own in the future are highly uncertain. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information, use by third parties of our products or infringement of our intellectual property rights, both inside and outside of the United States.

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our issued parents and issued patents that we license from third parties or may own in the future may be challenged in the courts or patent offices in the United States and abroad. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be interpreted or reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to obtain and maintain patent protection for our technology or inventions, or for RP1 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize RP1 or our other product candidates and future technologies or inventions may be adversely affected.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated. Given the amount of time required for the development, testing and regulatory review of our product candidates, such as RP1 and our other product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

Filing, prosecuting and defending patents on our technology or inventions in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries or religions outside the United States can be less protective of our products than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect RP1 and our other product candidates. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies or inventions in jurisdictions where we have not obtained patent protection to develop and/or manufacture their own products and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Protecting against the unauthorized use of our patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement or misappropriation may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. Although we enter into confidentiality agreements with our employees, consultants, collaborators, suppliers, manufacturers and other third parties who have access to our trade secrets, and our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms or may have conflicting agreements with third parties. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. If any of our trade secrets, know-how or confidential or proprietary information were to be lawfully obtained, patented or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us and may be blocked from using such trade secrets, know-how or confidential or proprietary information ourselves. The disclosure of our trade secrets or the independent development of our trade secrets by a competitor or other third party would impair our competitive position and may materially harm our business, financial condition, results of operations, stock price and prospects.

Third parties may in the future initiate legal proceedings alleging that we are infringing their intellectual property rights, and we may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be filed and\or granted in the future. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third-party to continue developing, manufacturing and commercializing RP1 and our other product candidates. Such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies and inventions licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates or we could be found liable for significant monetary damages if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their know-how, confidential or proprietary information or trade secrets could have a similar material adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology or inventions, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on RP1 and our other product candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, stock price and prospects.

Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we take steps to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, confidential or proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets, know-how or other confidential or proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all.

In addition, we are developing certain of our product candidates in combination with nivolumab and cemiplimab, which are covered by patents or licenses held by BMS and Regeneron, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with RP1 or our other product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which license may not be available on commercially reasonable terms, or at all.

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

These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to conduct intellectual property related litigations or proceedings than we can. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. An adverse result in any litigation or other intellectual property related proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation in the United States, there is a risk that some of our trade secrets, know-how, or proprietary or confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in any such proceedings. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

We continue to rely on third-party contract manufacturers to manufacture our clinical trial product supplies. As a result, there can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices.

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

In operating our own manufacturing facility, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, raw material supply, regulatory, facilities and information technology. If we experience unanticipated employee turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility, which may negatively affect our product development timeline. If we experience any unanticipated shortages of key raw materials, or other difficulties related to our raw material supply, we may not be able to effectively manage our ongoing manufacturing timelines which may negatively affect our product development schedule and our ability to provide clinical trial supplies to patients in our clinical trials.

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

Risks Related to Our Operations

Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.

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

The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates, our commercialization processes and the conduct and the enrollment of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and comparable foreign regulatory authorities, which could result in delays of reviews and approvals, including with respect to RP1 and our other product candidates. The evolving COVID-19 pandemic has also directly or indirectly impacted and is likely to continue to impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency, and clinical trial staff may no longer be able to get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. For example, our clinical trial of RP1 in solid organ transplant patients with CSCC, representing a highly immunocompromised patient populations, has been and continues to be slower than expected as a result, in part, of the COVID-19 pandemic. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates.

The COVID-19 pandemic and the government and public health response continues to rapidly evolve and fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated orders. In light of the COVID-19 pandemic, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 pandemic on many clinical trial programs in the United States and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak's impacts on endpoints, data collection, study procedures, and analysis. Additionally, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which includes a number of provisions that are applicable to the pharmaceutical industry, and further acts, laws or regulations may be enacted or implemented in the future.

While the potential economic impact brought by, and the duration and severity of, the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic on our business will largely depend on future developments, which are highly uncertain, cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our founders, as well as our other scientific, manufacturing, quality and medical personnel, including Philip Astley-Sparke, our Chief Executive Officer, Robert Coffin, Ph.D., our President and Chief Research & Development Officer, and Colin Love, Ph.D., our Chief Operating Officer. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.  Additionally, competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2020, 2019, 2018 and 2017 we identified material weaknesses in our internal control over financial reporting. However, these material weaknesses did not result in a restatement for the years ended March 31, 2020, 2019, 2018 or 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price and ability to access the capital markets in the future.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. In December 2019 we hired Jean Franchi, our first Chief Financial Officer, and we continue to hire additional finance, legal and accounting personnel. We have also engaged a third-party consulting firm to assist us in the design and documentation of appropriate controls. We are continuing these efforts in order to design and implement our financial control environment, including the establishment of controls to account for and disclose complex transactions.

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

Our disclosure controls and procedures were not effective as of December 31, 2020, and in any event may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, we concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding these material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Common Stock and General Risks

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

To the extent that we raise additional capital through the sale of common stock or securities convertible, exercisable or exchangeable into common stock, our existing stockholders’ interest will be diluted. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
4.1	Form of Pre-Funded Warrant	8-K	June 10, 2020	4.1
10.1*	Payoff Letter to Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated December 15, 2020.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

REPLIMUNE GROUP, INC.

Dated: February 4, 2021	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 4, 2021	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)