Form 10-K
period 2021-03-31
Replimune Group, Inc.
filed 2021-05-20
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission file number 001-38596
REPLIMUNE GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	82-2082553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Unicorn Park Drive
3rd Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $500.2 million, based on the closing price of the registrant’s Common Stock on September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 46,608,958 shares of Common Stock outstanding as of May 17, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2021

i

Special note regarding forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, among other things:
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

ii

•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012; and

•
the other risks and uncertainties described under “Risk factors.”

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

iii

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
We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are actively enrolling patients in a randomized, controlled Phase 2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, or CERPASS or the CERPASS trial, in agreement with our partner Regeneron Pharmaceuticals, Inc., or Regeneron. CERPASS is a registration-directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS is currently being amended, in agreement with Regeneron, to include two independent primary endpoints, complete response (CR) rate and overall response rate (ORR), rather than only ORR, and to reduce the sample size from 240 to 180 patients. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost. If the CERPASS trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We expect the primary data read-out from this Phase 2 CERPASS trial in 2022.
We continue our collaboration with Bristol-Myers Squibb Company, or BMS, under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial, or IGNYTE or the IGNYTE trial. This trial includes a registration directed Phase 2 expansion cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the safety and clinical activity of the combination of RP1 and nivolumab in patients with melanoma who failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021 we held a Type B meeting with the FDA to discuss the design of this cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In connection with a presentation at the Society for Immunotherapy of Cancer, or SITC, in October 2020 we announced updated clinical data from our multi-cohort Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab in patients with melanoma and non-melanoma skin cancers. As reported, RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising anti-tumor activity in patients with skin cancers, including in patients with anti-PD-1 failed melanoma, and in patients with CSCC. We expect that the primary data read-out from the registration directed Phase 2 melanoma cohort will be in 2022.
We continue to enroll patients in other IGNYTE Phase 2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. Currently, enrollment is ongoing in a 45 patient cohort with non-melanoma skin cancer (including the recent addition of 15 patients who have failed prior anti-PD-1 therapy), a 15 patient cohort with microsatellite instability high, or (MSI-H)/dMMR, tumors, and a 30 patient cohort with anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC. We recently began dosing a patient in the NSCLC cohort. Due in part to COVID-19 related disruptions, we now expect the original 30 patient non-melanoma skin cancer cohort to be fully accrued by mid-2021. We continue to accumulate data in the MSI-H/dMMR cohort and expect to decide whether to pursue MSI-H/dMMR tumors into registration-directed development by the end of 2021.
We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, or ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We are currently enrolling patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC and are currently targeting about 30 patients for this trial. Enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk. Nevertheless, we have begun dosing patients and expect to present initial data from this clinical trial in the second half of the year.
We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types, including traditionally less immune responsive tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF as in RP1, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3, on the other hand, does not include the expression of GM-CSF but has been engineered with the intent to further stimulate an anti-tumor immune response through activation of immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BBL, as well as anti-CTLA-4 and GALV-GP R(-).
We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We and BMS agreed to increase the number of patients in the combination part of this clinical trial from 12 to 30 patients. In October 2020, we presented positive data from the single agent RP2 portion of this clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. This data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. Following the monotherapy phase of this clinical trial with RP2, enrollment in the expansion phase using RP2 in combination with nivolumab is currently underway and we expect to present initial data in mid-2021.
We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to enter clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. Initial data from this trial is expected to be presented in the second half of 2021.
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
Our approach — Oncolytic immunotherapy
Our product candidates are designed to induce a robust immune response against a patient’s cancer and turn immunologically “cold” tumors “hot.” To achieve this objective, we use oncolytic immunotherapies that combine multiple mechanisms of action in a single product candidate. We believe our product candidates will initiate or enhance an immune response in patients with no or minimal pre-existing cancer immunity, including to tumor neo-antigens, and thereby increase the effectiveness of immune checkpoint blockade therapies.
Our product candidates are intended to act at several key points in the pathways involved in the initiation of an immune response. Following direct injection into tumors, our viruses replicate in cancer cells and then lyse, or break them open, releasing tumor antigens, including neo-antigens specific to the patient, which could otherwise be hidden from the immune system. This process of necrotic cell death releases intra-cellular markers of “danger,” the danger associated molecular patterns, or DAMPs, while the virus produces pathogen associated markers of danger, or PAMPs. These trigger various pathways of the innate immune system, including the STING pathway and pathways mediated through toll-like receptors, or TLRs, each resulting in the production of interferon. Innate immune activation would be expected to itself provide anti-tumor effects, as interferon activates natural killer cells which can destroy tumor cells. Innate immune activation would also be expected to help trigger adaptive anti-cancer immunity, in which antigen presenting cells, or APCs, are attracted to the injected tumor. APCs internalize cancer antigens, including neo-antigens, and traffic back to the draining lymph nodes where they present the antigens to T cells. Primed with the antigens, these T cells then proliferate and disperse systemically to seek and destroy cancer cells with the same antigen profile throughout the body, resulting in the potential destruction of distant tumor deposits.
To further augment these intended effects, our product candidates are intended to genetically encode and express multiple potent, cell-killing and immune-stimulating proteins in the tumor — in other words, our product candidates are “armed” with these therapeutic genes.
We believe that our ability to incorporate multiple mechanisms of action into a practical “off-the-shelf” approach to initiating or enhancing an anti-tumor immune response, including to neo-antigens, will offer significant advantages over the various approaches to immune activation that are currently in development, including personalized vaccine treatments. Tumor neo-antigens are uniquely present in tumors, rather than normal tissue, because they result from the genetic changes that occur as cancer develops. Unlike the antigens present in normal tissue, the immune system identifies neo-antigens as foreign. As a result, the immune system is able to mount an immune response to tumor neo-antigens in the same way that it would to the antigens contained in disease-causing micro-organisms, which the immune system also identifies as foreign. Researchers believe immune responses to tumor neo-antigens are particularly important in the immune system’s ability to combat cancer, and as a consequence various “personalized vaccine” approaches to generating immune responses to tumor neo-antigens are in development. These approaches are generally both expensive and time consuming because a vaccine cannot be designed and manufactured until a tumor biopsy is taken and analyzed in the laboratory to identify the mutated tumor antigens that will be targeted by the treatment. We also believe that our “off-the-shelf” approach may offer significant advantages over other approaches to anti-cancer immune activation that only target a single pathway of the immune system, as is the case with most of the other immuno-oncology therapies currently under development. Importantly, our product candidates are intended to maximally activate an immune response against cancer, which we believe is the missing element needed to allow anti-PD-1 or anti-PD-L1 therapy to treat more patients and tumor types, unlike some other therapies that are intended to act by blocking additional defense mechanisms against an anti-tumor immune response once it has been initiated.

Our Immulytic platform and product candidates
Our current product candidate pipeline is summarized in the table below:
The foundation of our oncolytic immunotherapy product candidates, which we call our Immulytic platform, consists of a proprietary strain of HSV-1 that we have engineered to replicate selectively in tumors and to express a fusogenic glycoprotein, a protein that triggers the fusion of the membranes between cells. HSV-1 is both highly cell lytic and inflammatory, and also has a large carrying capacity, which makes it possible to incorporate multiple genes encoding therapeutic proteins. We believe our combination of HSV-1 with the expression of the fusogenic glycoprotein increases the natural ability of HSV-1 to kill tumor cells and to induce an anti-tumor immune response. The fusogenic functionality of our product candidates is intended not only to increase the number of tumor cells that are killed, but also to cause highly immunogenic death of tumor cells. We believe that these factors will increase the potency of the systemic anti-tumor immune response that is generated by our product candidates. With the intention of further amplifying the anti-tumor response, we have also engineered product candidates that express a range of additional potent, immune activating genes encoding therapeutic proteins in tumors.
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
Clinical Trials in RP1
We are currently conducting the CERPASS trial, which is a randomized, controlled Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. The CERPASS trial is being conducted under a collaboration agreement with Regeneron, pursuant to which Regeneron has granted us a non-exclusive, royalty-free license to cemiplimab for use in the clinical trial and is funding one-half of the clinical trial costs and supplying cemiplimab at no cost. The CERPASS trial is also currently being amended, in agreement with Regeneron, to include two independent primary endpoints, complete response (CR) rate and overall response rate (ORR), rather than only ORR, and to reduce the sample size from 240 to 180 patients. In addition to our clinical trial sites in Australia and the United States, we have opened or are in the process of opening clinical trial sites in five European countries and Canada. If compelling clinical data are generated demonstrating the benefits of the combination treatment in this clinical trial, we believe the data from the CERPASS Phase 2 trial could support a filing with regulatory authorities for marketing approval. We expect the primary data readout from the CERPASS trial in 2022.
We are further conducting the IGNYTE trial, which is a multi-cohort Phase 1/2 clinical trial of RP1 in collaboration with BMS. Pursuant to our collaboration, BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, nivolumab, for use in combination with RP1 in the IGNYTE trial. We have completed enrollment of the Phase 1 part of the IGNYTE trial, in which we enrolled 36 patients with advanced heavily pre-treated cancers who failed available therapies. Based on the data, which we believe showed a favorable safety profile for both RP1 alone and in combination with nivolumab, the RP1 dosing regimen moved forward into Phase 2 development with an initial dose of up to 10mL of 1x106 pfu/ml followed by subsequent doses of up to 10mL of 1x107 pfu/ml. In the combination portion of the Phase 1 part of the IGNYTE trial, anti-tumor activity was demonstrated in multiple patients with a variety of solid tumor types, particularly in CSCC and melanoma. Of particular note, substantial tumor reduction was observed in a number of patients after just the first dose of RP1, but before the introduction of nivolumab two weeks later and responses were seen in injected and uninjected tumors. Biomarker data further confirmed the mechanism of action of RP1 alone and in combination with nivolumab, suggesting that RP1 provides broad anti-tumor immune activation. Increases in CD8 T Cells and PD-L1 were seen in serial tumor biopsies across tumor types, suggesting that the kinetics of virus detection is indicative of robust virus replication in tumors occurs.
The Phase 2 part of this clinical trial was originally designed to assess the safety and efficacy of RP1 in combination with nivolumab in four 30 patient cohorts. Those currently include cohorts of patients with melanoma, non-melanoma skin cancers, non-small cell lung cancer and MSI-H/dMMR tumors. We have completed enrollment in the Phase 2 part of the IGNYTE trial in the cohort of 30 patients with melanoma. As a result of what we believe to be encouraging clinical data in this patient group with RP1 combined with nivolumab, we are enrolling a cohort of 125 patients with anti-PD-1 failed melanoma. In March 2021 we held a Type B meeting with the FDA to discuss the design of this cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. We are continuing to enroll cohorts of approximately 30 patients with non-melanoma skin cancers and MSI-H/dMMR tumors, although enrollment has slowed due in part to the COVID-19 pandemic. We recently began dosing a patient in the non-small cell lung cancer cohort. We expect that the primary data read-out from the IGNYTE Phase 2 melanoma cohort will be in 2022.

As reported in connection with SITC in October 2020, we had enrolled 36 melanoma and 20 non-melanoma skin cancer patients in the IGNYTE Phase 2 trial, 18 of whom were evaluable for efficacy. In order to be evaluable for efficacy in this clinical trial, a patient must have had at least one follow up scan or disease progression before the first follow up scan. Patients received up to eight doses of RP1 (up to 10 mL per visit once every two weeks, with a first dose of 106 PFU/mL followed by 107 PFU/mL) and nivolumab (240mg once every two weeks for four months followed by 480mg once every four weeks for up to two years) from the second RP1 dose. Of the 36 melanoma patients, 16 cutaneous melanoma patients had previously received anti-PD-1 (eight of whom had also previously received anti-CTLA-4), eight cutaneous melanoma patients were naïve to anti-PD-1 therapy, six patients had mucosal melanoma, and six patients had uveal melanoma. At the data cut-off date, five patients with cutaneous melanoma who had received prior anti-PD-1 therapy had responses (four partial responses and one complete response), four of whom also received prior anti-CTLA-4 therapy. An additional patient was classified as a surgical complete response and one patient remained on study with stable disease, having neither progressed nor met the formal definition for response. Further, four patients (two complete responses and two partial responses) with anti-PD-1 naïve cutaneous melanoma and two patients with mucosal melanoma (one of whom had prior anti-PD-1 therapy and achieved a complete response) had achieved responses. Of the 18 non-melanoma skin cancer patients evaluable for efficacy, 11 patients had CSCC, three had basal cell carcinoma, one had Merkel cell carcinoma, and three had angiosarcoma. At the data cut-off date, two patients with angiosarcoma had achieved response and eight patients with CSCC had achieved response, with five CSCC patients having achieved a complete response. An additional CSCC patient had stable disease at the time of the patient’s first scan with treatment continuing. Also as reported in connection with SITC in October 2020, across all cohorts all responses were ongoing out to approximately 20 months from the start of treatment with the exception of one CSCC patient and one anti-PD-1 refractory melanoma patient. Follow-up data for one responding angiosarcoma patient who stopped nivolumab therapy due to nivolumab side effects had currently not been obtained, and continuing response status was unknown. Adverse events remained consistent with those observed during the IGNYTE Phase 1 trial, with RP1 side effects generally of Grade 1 or 2 constitutional-type symptoms with less frequent Grade 3 side effects and no exacerbation of the side effects expected for nivolumab alone. Tumor biopsies in patients had continued routinely to show immune activation, including robust recruitment of CD8+ T cells, reversal of T cell exclusion, and increased PD-L1 expression.
We believe this data, while in a small number of patients, differentiates the combination data of RP1 and anti-PD-1 therapy versus what would be expected for anti-PD-1 therapy alone and for which complete responses are relatively infrequent.
We have also opened the ARTACUS trial for enrollment. The ARTACUS trial is a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients). We are currently enrolling patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC and are currently targeting about 30 patients for this trial. Enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk. Nevertheless, we have begun dosing patients in the ARTACUS trial and expect to present initial data from this clinical trial in the second half of the year.
Pipeline product candidate: RP2
We have designed our RP2 product candidate to express an anti-CTLA-4 antibody-like protein intended to block the inhibition of the immune response otherwise caused by CTLA-4. We believe that RP2 may offer advantages compared with current CTLA-4 approaches, including ipilimumab. By expressing anti-CTLA-4 only locally in the tumor and draining lymph nodes, we believe that activity will be retained, but that toxicity will be reduced. We intend that our RP2 product candidate will be used in combination with anti-PD-1 therapy, which we believe will result in both synergy with the oncolytic virus and the expression of anti-CTLA-4 in the tumor.
The Phase 1 clinical trial of RP2 is also being conducted as a collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. During October 2020 we announced initial single-agent RP2 data from our

Phase 1 clinical trial of RP2 alone in patients with solid tumors. In this Phase 1 clinical trial, we are assessing initial tolerability of RP2 in solid tumors and determining the recommended Phase 2 dose of RP2 to be administered alone and then evaluating in combination with nivolumab. We believe these initial Phase 1 clinical data support the safety and efficacy of single-agent RP2, including demonstrating responses in injected and uninjected tumors in patients with difficult to treat, heavily pre-treated and immune insensitive advanced cancers. In addition, we believe these data support our hypothesis that anti-CTLA-4 expressed from RP2 and combined with oncolytic virus replication, with accompanying antigen release and presentation, can induce potent anti-tumor immune responses.
In the dose-escalation portion of this clinical trial, patients were treated with single-agent RP2 using a 3+3 dose escalation at two dose levels of up to 10 mL of RP2 once every two weeks, up to five times. The first dose level was 105 PFU/mL for the initial dose followed by four doses of 106 PFU/mL, and the second dose level was 106 PFU/mL for the initial dose followed by four doses of 107 PFU/mL. Lesions were directly injected or by using imaging guidance for deep seated, visceral lesions and tumor biopsies were obtained for biomarker analysis. Viral shedding and anti-HSV-1 antibody titers were also monitored. As the first six patients were all HSV seropositive per the protocol, an additional three HSV seronegative patients were enrolled as per the protocol.
As reported in October 2020, in connection with SITC, nine patients had been enrolled in the dose-escalation portion of this clinical trial and received single agent RP2. Of the nine patients treated with single agent RP2, three had ongoing responses at between 8 to 11 months from the start of treatment (one complete response and two partial responses) and a further patient remained on study with the response status continuing to be monitored. The objective responses were observed in patients with uveal melanoma, mucoepidermoid carcinoma of the parotid, and esophageal cancer. A further patient with micro satellite stable (immune intensive) colorectal cancer remained on study and the response status continued to be monitored. The other five patients enrolled into the clinical trial were no longer being followed due to progressive disease. Adverse events were primarily Grade 1 or 2, including febrile and other constitutional symptoms, local inflammation, and erythema, with rarer Grade 3 side effects being observed. There were no dose-limiting toxicities requiring dose level expansion. The recommended Phase 2 dose was selected as up to 10 mL of 106 PFU/mL followed once every two weeks by multiple doses of 107 PFU/mL.
We are currently enrolling in a combination cohort with nivolumab of up to 30 patients to be dosed up to eight times at the Phase 2 dose level of RP2 in combination with nivolumab from the second RP2 dose (240mg once every two weeks for four months from the second RP2 dose, followed by 480mg once every four weeks for 20 months). As reported in October 2020, ten patients had been enrolled with no dose limiting toxicities, with none having yet been evaluated for efficacy. Initial data for this combination cohort is intended to be presented mid-2021.
Pipeline product candidate: RP3
We have designed our RP3 product candidate to express immune-activating proteins that stimulate T cells, in addition to anti-CTLA-4 and GALV-GP R(-). These immune activating proteins are the ligands for two immune co-stimulatory pathways responsible for T cell proliferation and/or activation, the CD40L and 4-1BBL pathways. We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to enter clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. Initial data from this trial is expected to be presented in the second half of 2021.
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
For the core technology in our Immulytic platform and each of our product candidates, we have filed six patent applications under the Patent Cooperation Treaty, or PCT. All six of these PCT applications have entered the national phase and are pending in a range of countries. Examination has started in connection with some of the national phase applications. Four US patents have been granted by the applicable authorities in the US. Three European patents have been granted by the applicable authorities in the European Union and two patents have been granted by the applicable authorities in Hong Kong and a notice of allowance has been issued on one Israeli patent application. The granted US patents include US patent numbers 10,570,377; 10,612,005; 10,626,377; and 10,947,513 and include description and claims directed to oncolytic virus compositions of matter, pharmaceutical compositions encompassing an oncolytic virus and methods of use in treating cancer with oncolytic virus compositions. We continue to vigorously pursue advancement of our patent applications through examination in the respective patent offices in which they are pending throughout the world.
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
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. We plan to operate this in-house manufacturing facility in order to secure supplies for pivotal studies and commercial launch. The facility has been designed to allow us to produce enough material to cover full global commercialization of all our current product candidates. The facility is intended to give us control over key aspects of the supply chain for our products and product candidates.
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
Sales and marketing
None of our product candidates have been approved for sale. If and when our product candidates receive marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We currently have no sales, marketing or commercialization capabilities and have no experience as a company doing such activities. However, on April 20, 2020, we announced the strengthening of our executive team with the appointment of Sushil Patel, Ph.D. as our Chief Commercial Officer effective May 3, 2021 and we intend to further build the necessary capabilities and infrastructure over time following the advancement of our product candidates. Clinical data, the size of the opportunity and the size of the commercial infrastructure required will influence our commercialization plans and decision making.
Collaborations
BMS
In 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb Company, or BMS. Pursuant to the agreement, BMS is providing to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing IGNYTE Phase 1/2 trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the IGNYTE trial and has agreed to supply nivolumab, at no cost to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.
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
In 2019, we entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide, at no cost to us, nivolumab for use in our Phase 1 clinical trial of RP2 in combination with nivolumab.

Regeneron
In 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron Pharmaceuticals, Inc., or Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types, the first of which is our ongoing CERPASS Phase 2 trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each CERPASS trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the CERPASS Phase 2 trial in CSCC has been agreed.
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC, and expire upon the one-year anniversary of the commencement of the applicable study plan.
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.
Regulatory matters
Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products such as those we are developing. In addition, manufacturers of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. The FDA and governmental authorities in other countries have issued a growing body of guidance documents on various regulatory matters, including those specific to cell and gene therapy development. Moreover, in light of the COVID-19 pandemic, the FDA and governmental authorities in other countries have also issued a number of guidance documents to assist companies navigating COVID-19, product development, and manufacturing during the pandemic.
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

•
development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;

•
submission to the FDA of a BLA;

•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with current cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

•
FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

The process in the European Union and other countries with developed regulatory regimes is broadly comparable.
Preclinical studies and IND submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of the FDA’s and other countries’ regulatory authorities’ pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs. Prior to commencing the first clinical trial at a United States or other country’s investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND (or equivalent in other countries).
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
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.
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
•
Phase 1 — Trials are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

•
Phase 2 — Controlled trials are conducted in limited subject populations with a specified disease or condition to evaluate the effectiveness of the product candidate for a particular indication or indications, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

•
Phase 3 — These adequate and well controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

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
Further, under certain circumstances, manufacturers and sponsors of investigational biopharmaceutical product candidates can provide access to the product candidates to certain qualifying patients outside of clinical trials. For instance, under the FDA’s expanded access program, with FDA approval and subject to certain requirements, sponsors may provide access to product candidates to patients with serious or immediately life threatening diseases or conditions for which there is no comparable or satisfactory alternative therapy, provided that the potential patient benefit justifies the risks, the risks are not unreasonable in the context of the disease or condition to be treated, and the provision of the product candidate for the requested use will not interfere with clinical investigations. The specific expanded access criteria and requirements depend on the number of expanded access patients. Sponsors and investigators of expanded access programs must still comply with the FDA’s clinical trial guidelines and are subject to protection regulations. Federal and state laws in the United States, referred to as right to try laws, also establish a separate mechanism through which certain patients with life threatening diseases or conditions, who have exhausted all approved treatment options and are unable to participate in a clinical trial, may request access to investigational product candidates that have completed a Phase 1 clinical trial. While certain criteria must be met for a patient to be eligible for access to product candidates under right to try laws, these laws do not require the FDA to approve the use of the product candidate and do not require compliance with the majority of the FDA’s clinical trial regulations.
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
In relation to the clinical trial in the United Kingdom and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the European Medicines Agency, there are broadly equivalent GLP, GCP, cGMP and ethical approval requirements and European Union regulatory rules that are implemented nationally. However, enforcement of such rules is conducted by the regulatory authority in which the trial is carried out, which is the MHRA in the United Kingdom. With the full departure of the United Kingdom from the European Union in January 2021, different clinical trial approval and conduct requirements may apply. Specifically, the United Kingdom will not be subject to the forthcoming European Union Clinical Trial Regulation.
Combination Products
Biologic products may be regulated as combination products if they are intended for use in conjunction with medical devices, such as a delivery device. In such cases, the use of the two products together (i.e., the biological product and the device) must be shown to be safe and effective for the proposed intended use, and, the labeling of the two products must reflect their combined use. In some cases, the device component may require a separate premarket submission; for example, when the device component is intended for use with multiple therapeutics. Sponsors of clinical studies using investigational devices are required to comply with FDA’s investigational device exemption regulations. Once approved or cleared, the sponsor of the device component submission (or the combination product submission, if both components are covered by one premarket submission) would need to comply with FDA’s post-market device requirements, including establishment registration, device listing, device labeling, unique device identifier, quality system regulations, medical device reporting, and reporting of corrections and removals. In the European Union there are specific quality requirements for drug-device combinations.
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
The FDA reviews applications to determine, among other things, whether a product is safe, pure and potent and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with current cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.
After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval, and describes all of the specific deficiencies that the FDA identified in the BLA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.
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
While there is no direct equivalent to the separate route for biologics, broadly equivalent requirements and controls similarly apply to the submission of pediatric testing and marketing authorization applications to the European Medicines Agency in the European Union and, post-approval, to the holding of such marketing authorizations, including conditionality.

Biosimilars and exclusivity
The BPCIA creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has issued a number of guidance documents outlining its approach to review and approval of biosimilars, including guidance documents on the demonstration of interchangeability and the licensure of biosimilar and interchangeable products for fewer than all of the reference product’s licensed conditions of use.
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
If approved, biologics may also be eligible for periods of United States patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.
In the European Union, a supplementary protection certificate, or SPC, can similarly extend a patent term for a maximum of five years. A six-month additional extension, however, is available if the SPC relates to a medicinal product for which data has been submitted according to a Pediatric Investigation Plan.
In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. By way of example, in 2020 the FDA finalized a draft guidance to facilitate biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current cGMP and other requirements, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current cGMPs. Regulatory authorities may withdraw product approvals, require label modifications or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts.
Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
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
Broadly equivalent requirements, controls and sanctions similarly apply to supply, QA, manufacture, labelling, advertising, pharmacovigilance and tracing of medicinal products as imposed by European Union laws and enforced by European Union national regulatory authorities.
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
After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.
In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. There are also a number of additional standards that apply to oncolytic virus products. The FDA has issued various applicable guidance documents on factors that the agency considers during product development including, but not limited to, preclinical assessments; chemistry manufacturing and controls; and long-term patient and clinical study subject follow up and regulatory reporting. In the European Union, while there is no direct equivalent to the separate route for biologics, the EMA issues scientific guidelines on biological medicinal products and the standard Common Technical Document structure is modified for biologicals, plasma-derived products.
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
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other, as well as free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. HHS recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements and services rendered. In addition, private payers have filed follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the civil False Claims Act. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, civil False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the civil False Claims Act may result in exclusion from federal health care programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts.

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
Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires manufacturers to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. The Medicaid Drug Rebate statute also imposes inflation penalties, and recent legislative proposals have called for removal of caps limiting the magnitude of these penalties and the implementation of new inflation penalties applicable to the Medicare program. In addition to the Medicaid statutory rebate, states are authorized to negotiate supplemental rebates on pharmaceuticals included in their formularies. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. For products approved under a BLA (including biosimilars), or an NDA, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Department Veterans Affairs, or VA, a different price called the Non-Federal Average Manufacturer Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.
The VHCA also requires manufacturers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information and certification of compliance with the Trade Agreements Act, and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the manufacturer’s reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against manufacturers by the purchasing entities.
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
Under the federal Physician Payments Sunshine Act and its implementing regulations, manufacturers of biologics for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) must make annual reports to CMS regarding payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Certain payments for clinical trials are included within the ambit of this law. CMS makes the reported information publicly available.
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the HITECH Act, and its respective implementing regulations imposes requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, the HITECH Act, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.
Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.
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
In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be and sometimes at or below the provider’s acquisition cost. In the United States, it is also common for government and private health plans to use coverage determinations to leverage rebates from manufacturers in order to reduce the plans’ net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on manufacturers’ sales of prescription therapeutics. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication or might impose high copayment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third-party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third-party payors. Recently, purchasers and third-party payors have begun to focus on value of new therapeutics and sought agreements in which price is based on achievement of performance metrics.
Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation. All of these conditions can affect realization and return on investment.
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
Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development. Legislative or regulatory proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.
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
For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.
Moreover, the ACA broadened access to health insurance, attempts to reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on the health care industry, and imposed additional health policy reforms. The law expanded the eligibility criteria and mandatory eligibility categories for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the 340B discount program that mandates discounts to certain hospitals, community centers, and other qualifying providers, by expanding the categories of entities eligible to purchase under the program. In addition, the ACA authorized civil monetary penalties for violating 340B pricing requirements, and regulations implementing this authority became effective on January 1, 2019. The ACA revised the definition of “average manufacturer price”, or AMP, for reporting purposes, which generally increased the amount of Medicaid rebates to states and created a separate AMP for certain categories of administered therapeutics provided in non-retail outpatient settings. The law additionally extended manufacturer’s Medicaid rebate liability to covered therapeutics dispensed to patients enrolled in Medicaid managed care organizations and increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program. The revisions to the AMP definition and Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Further, the ACA required manufacturers of covered therapeutics to pay mandatory Medicare Part D coverage gap rebates, and the Bipartisan Budget Act of 2018, increased the required percentage to 70% of the pharmacy charge to Medicare Part D patients while they are in the coverage gap. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription therapeutic products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of therapeutic sample distribution, which may require us to modify our business practices with healthcare practitioners. Although the ACA was recently amended to repeal the individual insurance mandate, and efforts to repeal and replace portions of the law may continue, it is likely that pressure on biopharmaceutical pricing, especially under the Medicare program, will continue, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2%, at present that reduction has been extended through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved. The Bipartisan Budget Act also extended Manufacturer responsibility for prescription costs in the Medicare Part D coverage gap to biosimilars, which had previously been exempt.
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
Human capital
As of March 31, 2021, we employed 152 employees, all of which are full-time employees. Of the 152 employees, 129 are in research and development and 23 are in general and administrative functions. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
We focus on identifying, attracting, retaining and developing highly talented and motivated employees. Our equity and cash incentive plans are aligned to attract, retain and reward our employees through the granting of stock-based and cash-based compensation awards. We believe motivating our employees to perform at their highest level and take pride in achieving company goals increases stockholder value.
The well-being, health and safety of our employees are integral to the success of our business. In an effort to protect the health and safety of our employees, early in the COVID-19 outbreak we proactively implemented social distancing policies at our facilities, encouraged and enabled remote working arrangements and restricted employee travel. In addition, we provided a safety training for all employees and we established a task force focused on creating and keeping employees well informed about our latest plans and guidance around COVID-19.
Corporate information
We are a Delaware corporation organized in July 2017. Our principal executive offices are located at 500 Unicorn Park Drive, 3rd Floor, Woburn, MA 01801, and our telephone number is (781) 222-9600. Our website is www.replimune.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available information
We make available free of charge on the investor relations portion of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for our annual meetings of stockholders, and amendments to those reports, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These filings are available for download free of charge on the investor relations portion of our website located at https://ir.replimune.com. The SEC also maintains a website that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.
Item 1A.
Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and “Management’s discussion and analysis of results of operations and financial condition.” If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
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

•
our ability to develop and advance any future product candidates based on our novel Immulytic platform and successfully complete clinical trials;

•
our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;

•
our ability to successfully commercialize any product candidate for which we receive regulatory approval and our expectations regarding the size of the patient populations or the market acceptance of our product candidates if approved for commercial use;

•
our ability to compete with other biopharmaceutical, biotechnology companies and other third parties and risks associated with such third parties developing or commercializing products more quickly or marketing them more successfully than us;

•
negative developments in the field of immuno-oncology including clinical or commercial developments that may be attributed to our product candidates;

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

•
statutes or regulations could be amended or new ones could be adopted, especially in light of the new Administration in the United States;

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

•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons, such as international trade policies;

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

•
the data collected from clinical trials, including our registration directed or registration intended trials, of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

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
Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1 and our clinical trial with RP2. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are enrolling patients in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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
Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PDL1 therapies and may develop RP1 or our other product candidates for use with other therapies. Although we intend our IGNYTE anti-PD-1 failed melanoma cohort and our CERPASS trial to be registration directed, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.
In the event that BMS, Regeneron or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing an anti-PD-1 therapy. Additionally, should the supply of products from BMS, Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed, interrupted or halted. In the event we are unable to source a supply of an acceptable alternative anti-PD-1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, with the full departure of the United Kingdom from the European Union in January 2021, commonly referred to as Brexit, there is continuing regulatory uncertainty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, and the degree to which the United Kingdom and European Union regulatory regimes align or diverge could materially impact the execution of our clinical trials or approval of our product candidates in the United Kingdom or the European Union.

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
We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2021 and 2020, we reported a net loss of $80.9 million and $52.6 million, respectively. At March 31, 2021, we had an accumulated deficit of $193.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
Even if we succeed in receiving marketing approval for and commercialize RP1 or our other product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Our operations have consumed substantial amounts of cash since inception. At March 31, 2021, our cash and cash equivalents and short-term investments were $476.3 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our issued patents and issued patents that we license from third parties or may own in the future may be challenged in the courts or patent offices in the United States and abroad. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be interpreted or reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to obtain and maintain patent protection for our technology or inventions, or for RP1 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize RP1 or our other product candidates and future technologies or inventions may be adversely affected.
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
Third parties may in the future initiate legal proceedings alleging that we are infringing their intellectual property rights, and we may become involved in lawsuits or other administrative procedures to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be filed and/or granted in the future. At times we may attempt to initiate litigation or other administrative procedures to invalidate or otherwise limit the scope of a third party’s intellectual property and these attempts may not be successful. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid, unenforceable or otherwise not infringed, we could be required to obtain a license from such third-party to continue developing, manufacturing and commercializing RP1 and our other product candidates. Such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies and inventions licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates or we could be found liable for significant monetary damages if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their know-how, confidential or proprietary information or trade secrets could have a similar material adverse effect on our business, financial condition, results of operations, stock price and prospects.
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
We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1 and RP2. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1 and our clinical trial with RP2 and Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our ongoing CERPASS Phase 2 trial and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.
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
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
If we or our operations are found to be in violation of any federal or state healthcare law, or any other laws or regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates, the access to laboratory and other supplies necessary for development and packaging of our product candidates, our commercialization processes and the conduct and the enrollment of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and comparable foreign regulatory authorities, which could result in delays of reviews and approvals, including with respect to RP1 and our other product candidates. The evolving COVID-19 pandemic has also directly or indirectly impacted and is likely to continue to impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial staff may no longer be able to get to the clinic. Such facilities and offices have and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. For example, our clinical trial of RP1 in solid organ transplant patients with CSCC, representing a highly immunocompromised patient populations, has been and continues to be slower than expected as a result, in part, of the COVID-19 pandemic. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates.
The COVID-19 pandemic and the government and public health response continues to rapidly evolve and fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated orders. In light of the COVID-19 pandemic, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 pandemic on many clinical trial programs in the United States and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis. Additionally, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which includes a number of provisions that are applicable to the pharmaceutical industry, and further acts, laws or regulations may be enacted or implemented in the future.
While the potential economic impact brought by, and the duration and severity of, the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic on our business will largely depend on future developments, which are highly uncertain, cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of any COVID-19 vaccines and actions taken in the United States and other countries to contain and treat the disease. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner.
We do not yet know the full extent of the delays or impacts on our business, financing or clinical trial activities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. To the extent to COVID-19 pandemic materially impacts our business and financial results, it may also have the effect of significantly heightening many of the other risk described in this “Risk Factors” section.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock option and restricted stock unit grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements generally provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.
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
We previously had identified material weaknesses in our internal control over financial reporting, which have now been remediated. Any failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in our

Annual Report on Form 10-K for the year ended March 31, 2020, management identified material weaknesses in our internal control over financial reporting as of the end of that fiscal year.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002, and we continue to enhance our controls and processes. In the year ended March 31, 2021, we remediated the previously disclosed material weakness in our internal controls over our ability to maintain an effective control environment commensurate with our financial reporting requirements. The Company hired additional resources in the finance department with the accounting knowledge and skills necessary to appropriately analyze, record and disclose accounting matters timely and accurately. The additional resources have allowed for more appropriate structure of responsibilities within the finance department and sufficient segregation of duties. Furthermore, we remediated the material weakness over the accounting for, and disclosure of, complex transactions, including accounting for preferred stock, stock-based compensation, warrant liabilities and leases. Although these material weaknesses are remediated as of March 31, 2021, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.
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
Based on the number of shares outstanding as of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
In addition, a significant number of shares of common stock that are either subject to outstanding options and restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, including our ESPP if activated. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Certain holders of shares of our common stock, or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of shares of our common stock pursuant to the amended and restated investors’ rights agreement by and among us and certain of our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.
We may sell up to $62.5 million of shares of our common stock in “at-the-market” offerings pursuant to the sales agreement entered into with SVB Leerink LLC on August 11, 2020 and as amended on October 21, 2020. The sale of a substantial number of shares of our common stock pursuant to the sales agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.
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
Item 1B.
Unresolved staff comments

None.
Item 2.
Properties

Our corporate headquarters are located in Woburn, Massachusetts, where we occupy approximately 18,712 square feet pursuant to a lease expiring in 2029, with an option to extend by an additional five years. We also lease an approximately 12,000 square-foot facility in Oxfordshire, United Kingdom, containing research and development, laboratory and office space. This lease expires in April 2031 and we have the right to terminate it in April 2026.
In June 2018, we entered into an agreement to lease approximately 63,000 square feet of office, manufacturing and laboratory space in Framingham, Massachusetts. Pursuant to the lease agreement, the lease term commenced in December 2018 and the rent commenced in August 2019. The initial lease term is ten years from the rent commencement date and includes two optional five-year extensions.
We believe that our current facilities are suitable and adequate to meet our current and planned needs. Our leases can be renewed, and we believe that suitable alternative spaces will be available as needed in the future, on commercially reasonable terms. We do not own any real property.
Item 3.
Legal proceedings

We are not currently a party to any material legal proceedings.
Item 4.
Mine safety disclosures

Not applicable.

PART II
Item 5.
Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “REPL” since July 20, 2018. Prior to that date, there was no public trading market for our common stock.
Holders of common stock
As of the close of business on May 17, 2021, there were approximately 12 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
Dividend policy
We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, business prospects, general business conditions and other factors that our board of directors may deem relevant.
Securities authorized for issuance under equity compensation plans
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.
Recent sales of unregistered securities
None.
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
Purchases of equity securities by the Issuer and affiliated purchasers
None.
Item 6.
Selected financial data

Not applicable
Item 7.
Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Annual Report on Form 10-K, particularly including those risks identified in Part I, Item 1A “Risk factors” and our other filings with the Securities Exchange Commission, or SEC.
We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Statements made herein are as of the date of the filing of this Annual Report on Form 10-K with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been “armed” with a fusogenic glycoprotein intended to substantially increase anti-tumor activity. Our Immulytic platform enables us to incorporate various genes into HSV-1 that are intended to further augment the inherent properties of HSV-1 in order to both directly destroy tumor cells and induce an anti-tumor immune response. We currently have three product candidates in our development pipeline, RP1, our lead product candidate, RP2 and RP3.
We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are actively enrolling patients in the CERPASS trial, a randomized, controlled Phase 2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication in agreement with our partner Regeneron. CERPASS is a registration-directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS is currently being amended, in agreement with Regeneron, to include two independent primary endpoints, complete response (CR) rate and overall response rate (ORR), rather than only ORR, and to reduce the sample size from 240 to 180 patients. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost. If this clinical trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We expect the primary data read-out from this Phase 2 clinical trial in 2022.
We continue our collaboration with BMS under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in our multi-cohort Phase 1/2 IGNYTE clinical trial. This trial includes a registration directed Phase 2 expansion cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the safety and clinical activity of the combination of RP1 and nivolumab in patients with melanoma who failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021 we held a Type B meeting with the FDA to discuss the design of this cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In connection with a presentation at SITC in October 2020 we announced updated clinical data from our multi-cohort Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab in patients with melanoma and non-melanoma skin cancers. As reported, RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising anti-tumor activity in patients with skin cancers, including in patients with anti-PD-1 failed melanoma, and in patients with CSCC. We expect that the primary data read-out from the registration directed Phase 2 melanoma cohort will be in 2022.
We continue to enroll patients in other IGNYTE Phase 2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. Currently, enrollment is ongoing in a 45 patient cohort with non-melanoma skin cancer (including the recent addition of 15 patients who have failed prior anti-PD-1 therapy), a 15 patient cohort with MSI-H/dMMR tumors and a 30 patient cohort with anti-PD(L)-1 failed NSCLC. We recently began dosing a patient in the NSCLC cohort. Due in part to COVID-19 related disruptions, we now expect the original 30 patient non-melanoma skin cancer cohort to be fully accrued by mid-2021. We continue to accumulate data in the MSI-H/dMMR cohort and expect to decide whether to pursue MSI-H/dMMR tumors into registration-directed development by the end of 2021.
We have also opened for enrollment a Phase 1b clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, or ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC and are currently targeting about 30 patients for this trial. Enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk. Nevertheless, we have begun dosing patients and expect to present initial data from this clinical trial in the second half of the year.
We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types, including traditionally less immune responsive tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF as in RP1, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3, which does not include the expression of GM-CSF, has been engineered with the intent to further stimulate an anti-tumor immune response through activation of immune co-stimulatory pathways through expression of the ligands for CD40 and 4-1BBL, in addition to anti-CTLA-4 and GALV-GP R(-).
We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. In October 2020, we presented positive data from the single agent RP2 portion of the clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. This data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects.

Following the monotherapy phase of this clinical trial with RP2, enrollment in the expansion phase using RP2 in combination with nivolumab is currently underway and we expect to present initial data in mid-2021.
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
Financial
Since our inception, we have devoted substantially all of our resources to developing our Immulytic platform building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. We do not have any products approved for sale and have not generated any revenue from product sales.
Since our initial public offering, or IPO, on July 24, 2018, we have raised an aggregate of approximately $569.0 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $463.4 million was from three separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020 and October 2020, respectively, and $4.4 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 13,619,822 shares of our common stock and pre-funded warrants to purchase 5,284,238 shares of our common stock in the Public Offerings, and 287,559 shares of common stock through our at-the-market facility.
Funds affiliated with two separate institutional investors hold all of our outstanding pre-funded warrants. Other than as set forth in Note 8 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, the shares of our common stock into which our outstanding pre-funded warrants are exercisable are not included in the number of issued and outstanding shares of our common stock set forth in this Annual Report on Form 10-K.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $80.9 million and $52.6 million for the years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $193.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:
•
conduct our current and future clinical trials with RP1, RP2 and RP3;

•
further preclinical development of our platform;

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
As a result, we will need additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, lines of credit, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.
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
As of March 31, 2021, we had cash and cash equivalents and short-term investments of $476.3 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
See “— Liquidity and capital resources” and “Risk factors — Risks related to our financial position and need for additional capital.”
The COVID-19 pandemic
We are continuing to monitor the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. For example, we have implemented a global work from home policy for certain employees who are able to perform their duties remotely. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees we deem essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been impacted by the pandemic. For example, the enrollment of our clinical trial of RP1 in liver and kidney transplant patients with CSCC, representing highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information, see “Risk Factors — Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part I, Item 1A of this Annual Report on Form 10-K.
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

These costs will be partially offset by our agreement with Regeneron related to our CERPASS trial.
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
The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:
	Year Ended March 31,
	2021	2020
Direct research and development expenses by program:
RP1	$27,517	$14,474
RP2 & RP3	3,004	—
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	22,939	14,646
Other	3,294	9,641
Total research and development expenses	$56,754	$38,761
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment and initiate additional clinical trials and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:
•
the scope, rate of progress, expense and results of our ongoing clinical trials, as well as future clinical trials or other product candidates and other research and development activities that we may conduct;

•
the number and scope of preclinical and clinical programs we decide to pursue;

•
our ability to maintain our current research and development programs and to establish new ones;

•
uncertainties in clinical trial design;

•
the rate of enrollment in clinical trials;

•
the successful completion of clinical trials with safety, tolerability, and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•
the receipt of regulatory approvals from applicable regulatory authorities;

•
our success in operating our manufacturing facility, or securing manufacturing supply through relationships with third parties;

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment, the COVID-19 pandemic, or other reasons, we could be required to expend significant additional financial resources and time on the completion of clinical development. We may never succeed in obtaining regulatory approval for any of our product candidates.
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
Other income (expense), net
Research and development incentives
Research and development incentives consists of reimbursements of research and development expenditures from governmental authorities. We participate, through our subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of up to 14.5% of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as other income.
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
Loss on extinguishment of debt
Loss on extinguishment of debt consists of the loss from extinguishment of debt obligations under the term loan facility with Hercules.
Other income (expense), net
Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
Since our inception and through March 31, 2021, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the years ended March 31, 2021 and 2020
The following table summarizes our results of operations for the years ended March 31, 2021 and 2020:
	Year Ended March 31,		Change
	2021	2020
	(Amounts in thousands)
Operating expenses:
Research and development	$56,754	$38,761	$17,993
General and administrative	23,201	17,437	5,764
Total operating expenses	79,955	56,198	23,757
Loss from operations	(79,955)	(56,198)	(23,757)
Other income (expense):
Research and development incentives	2,807	3,084	(277)
Investment income	916	2,424	(1,508)
Interest expense on finance lease liability	(2,242)	(1,185)	(1,057)
Interest expense on debt obligations	(818)	(734)	(84)
Loss on extinguishment of debt	(913)	—	(913)
Other (expense) income	(665)	(16)	(649)
Total other (expense) income, net	(915)	3,573	(4,488)
Net loss attributable to common stockholders	(80,870)	(52,625)	(28,245)

Research and development expenses
	Year Ended March 31,
	2021	2020	Change
Direct research and development expenses by program:
RP1	$27,517	$14,474	$13,043
RP2 & RP3	3,004	—	3,004
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	22,939	14,646	8,293
Other	3,294	9,641	(6,347)
Total research and development expenses	$56,754	$38,761	$17,993
Research and development expenses for the year ended March 31, 2021 were $56.8 million, compared to $38.8 million for the year ended March 31, 2020. The increase of $18.0 million was due primarily to an increase of $16.0 million in direct research costs related to our clinical trials for RP1, RP2 and RP3, as well as a net increase in unallocated research and development costs of $1.9 million. The increase in RP1 costs was due primarily to an increase in clinical trial costs in the year ended March 31, 2021 associated with the advancement of our ongoing clinical trials as well as costs associated with operations of our manufacturing facility allocated to RP1. The increase in costs associated with RP2 and RP3 are primarily associated with the continued clinical trial development of these product candidates.
In addition, the increase in unallocated research and development expenses is mainly attributable to an $8.3 million increase in personnel-related costs, including a $6.6 million increase in payroll and fringe benefits and a stock-based compensation increase of $2.1 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan of our product candidates in multiple indications. Personnel related costs for the years ended March 31, 2021 and 2020 included stock-based compensation expense of $5.7 million and $3.7 million, respectively. Other costs decreased primarily due to our manufacturing operations focused on the potential registrational studies associated with our RP1 development plan with multiple cohorts.
General and administrative expenses
General and administrative expenses were $23.2 million for the year ended March 31, 2021, compared to $17.4 million for the year ended March 31, 2020. The increase of $5.8 million primarily reflects an increase of approximately $3.7 million in personnel related costs, including an increase in stock-based compensation of $2.0 million, which is driven by the hiring of additional personnel in our general and administrative functions as we expanded our R&D operations in the United States. Additionally, the change is driven, in part, by an increase of approximately $1.3 million in facility and other variable costs due to an increase in costs associated with maintaining our directors and officers insurance policy.
Total other (expense) income, net
Other (expense) income for the year ended March 31, 2021 was $(0.9) million compared to $3.6 million for the year ended March 31, 2020. The decrease of $4.5 million is primarily attributable to a $1.5 million decrease in investment income as a result of declining market conditions on a year-over-year basis, which have decreased the rate of return on investments, and a $1.1 million increase in expense related to interest on our financing lease liability.
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

Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt securities. Through March 31, 2021, we had received net proceeds of $655.8 million from our sales of equity instruments and $10.0 million from our incurrence of debt under the term loan facility with Hercules, which was repaid in full in December 2020. As of March 31, 2021, we had cash and cash equivalents and short-term investments of $476.3 million.
In July 2018, we completed our IPO and issued and sold 7,407,936 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $101.2 million after deducting underwriting discounts, commissions and other offering expenses of approximately $9.9 million. In the fourth calendar quarter of 2019, we closed a registered public offering for the issuance and sale of 4,516,561 shares of our common stock at a public offering price of $13.61 per share and pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, which was equal to the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million. In June 2020, we closed a second registered public offering for the issuance and sale of 3,478,261 shares of our common stock at a public offering price of $23.00 per share and pre-funded warrants to purchase 1,521,738 shares of our common stock at a purchase price of $22.9999 per pre-funded warrant, which was equal to the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses of approximately $7.2 million. In October  2020, we closed a third registered public offering for the issuance and sale of 5,625,000 shares of our common stock at a public offering price of $40.00 per share and pre-funded warrants to purchase 1,562,500 shares of our common stock at a purchase price of $39.9999 per pre-funded warrant, the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds of approximately $270.0 million after deducting underwriting discounts, commissions and other offering expenses of approximately $17.5 million.
In addition to registered public equity offerings, we also established an at-the-market offering program pursuant to a sales agreement that we entered into with SVB Leerink LLC, or the Agent, on August 8, 2019, or the 2019 Sales Agreement. Under the 2019 Sales Agreement, and prior to its amendment in June 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In June 2020, we amended the 2019 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $30.0 million. We sold 287,559 shares of our common stock under the 2019 Sales Agreement for net proceeds of approximately $4.4 million. On August 11, 2020, in connection with our entry into separate sales agreement with the Agent, or the 2020 Sales Agreement, we and the Agent mutually agreed to terminate the 2019 Sales Agreement. Under the 2020 Sales Agreement, and prior to its amendment in October 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In October 2020, we amended the 2020 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $62.5 million. We have not sold any shares of our common stock under the 2020 Sales Agreement.
Our incurrence of debt was conducted entirely under the Hercules Loan Agreement, as amended, pursuant to which we borrowed $10.0 million of a maximum of $40.0 million. On December 15, 2020, we entered into a Payoff Letter with Hercules and paid a total of $10.8 million to Hercules in connection therewith, representing the outstanding principal, accrued and unpaid interest, fees, costs and expense due and owed to Hercules, thereby terminating the Hercules Loan Agreement and the related loan documents.

Cash flows
The following table summarizes our cash flows for each of the periods presented:
	Year Ended March 31,
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(61,389)	$(60,552)
Net cash (used in) provided by investing activities	(188,776)	(5,233)
Net cash provided by financing activities	372,462	100,166
Effect of exchange rate changes on cash and cash equivalents	721	(135)
Net increase (decrease) in cash and cash equivalents	$123,018	$34,246
Operating activities
During the year ended March 31, 2021, net cash used in operating activities was $61.4 million, primarily resulting from our net loss of $80.9 million, partially offset by an increase in non-cash charges of $16.0 million, primarily consisting of stock-based compensation expense, and an increase in cash of $3.5 million related to changes in our operating assets and liabilities. Net cash used by our changes in our operating assets and liabilities for the twelve months ended March 31, 2021 consisted primarily of a $3.4 million increase in accrued expenses and other current liabilities, a net $2.5 million increase in cash related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease right-of-use asset), a $1.7 million decrease in prepaid expenses and other current assets, a $1.0 million decrease in accounts payable and a $0.3 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures. The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.
During the year ended March 31, 2020, net cash used in operating activities was $60.6 million, primarily resulting from our net loss of $52.6 million and net cash used by changes in our operating assets and liabilities of $15.4 million, partially offset by non-cash charges of $7.5 million. Net cash used by changes in our operating assets and liabilities for the year ended March 31, 2020 consisted primarily of a $14.4 million net increase related to the adoption of ASC 842 (including changes in long-term prepaid rent operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use-asset), a $3.8 million decrease in accounts payable and a $0.6 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, partially offset by a $0.9 million decrease in prepaid expenses and other current assets, and a $2.5 million increase in accrued expenses and other current liabilities. The changes in accounts payable and accrued expenses were primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the recognition of prepaid amounts paid to vendors.
Investing activities
During the year ended March 31, 2021, net cash used in investing activities was $188.8 million, consisting of $392.4 million in purchases of available for sale securities which were primarily driven by the receipt of proceeds from two registered public offerings during the fiscal year ended March 31, 2021, as well as $2.4 million in purchases of property, plant and equipment, partially offset by $206.1 million in proceeds from sales and maturities of short-term investments.
During the year ended March 31, 2020, net cash used in investing activities was $5.2 million, consisting of $149.7 million in purchases of available for sale securities which was primarily driven by the receipt of proceeds for a registered public offering during the fiscal year ended March 31, 2020, as well as $6.5 million in purchases of property, plant and equipment, partially offset by $151.0 million in proceeds from sales and maturities of short-term investments.

Financing Activities
During the year ended March 31, 2021, net cash provided by financing activities was $372.5 million, consisting of $286.1 million from the issuance of common stock, $91.7 million from the issuance of pre-funded warrants to purchase common stock, $5.7 million in proceeds from the exercise of stock options, partially offset by $10.0 million in debt payments under the Hercules Loan Agreement and $0.8 million of fees associated with the extinguishment of the obligations under the Hercules Loan Agreement.
During the year ended March 31, 2020, net cash provided by financing activities was $100.2 million, consisting of $57.5 million in net proceeds from the issuance of common stock and $28.2 million in proceeds from the issuance of pre-funded warrants to purchase common stock, $10.0 million in proceeds from the incurrence of long-term debt, $4.4 million in proceeds from the issuance of common stock through sales under our at-the-market offering program and $0.6 million in proceeds from the exercise of stock options, partially offset by $0.4 million in payments of issuance costs and $0.1 million in principal payments of finance lease obligations.
Hercules Loan Agreement
On August 8, 2019 and as amended on June 1, 2020, we and certain of our affiliates entered into the Hercules Loan Agreement with Hercules, which provided for aggregate borrowings of up to $40 million in the form of term loans. We borrowed $10.0 million at closing under the Hercules Loan Agreement in August 2019 and subject to the achievement of certain milestones, had the ability to borrow the unused $30.0 million available in three separate $10.0 million advances between October 1, 2020 and December 15, 2020, July 1, 2020 and June 30, 2021, and July 1, 2021 and December 15, 2021, respectively.
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
Borrowings under the Hercules Loan Agreement bore interest at a rate per annum equal to 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022. As of March 31, 2021, there was no amount outstanding under the Hercules Loan Agreement due and owing.
The Term Loan Facility with Hercules was secured by substantially all of our assets, excluding our intellectual property, and subject to certain exceptions and exclusions. All liens on our assets held by Hercules were released in connection with the execution of the Payoff Letter.
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
•
conduct our current and future clinical trials with RP1, RP2 and RP3;

•
further preclinical development of our platform;

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

As of March 31, 2021, we had cash and cash equivalents and short-term investments of $476.3 million. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2021, will enable us to fund our overall operations into the second half of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with the development of RP1 and other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including those described in this section and above under “— Operating expenses — Research and development expenses.”
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
Contractual obligations and commitments
The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:
		Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(Amounts in thousands)
Manufacturing commitments(1)	1,651	1,651	—	—	—
Lease Commitments	63,121	3,457	7,170	7,523	44,971
Total	64,772	5,108	7,170	7,523	44,971

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
Collaborations
BMS
In February  2018, we entered into a Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb Company, or BMS. Pursuant to the agreement, BMS is providing to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at no cost to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.
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
In April  2019, we entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide, at no cost to us, nivolumab for use in our Phase 1 clinical trial of RP2 in combination with nivolumab.
Regeneron
In May  2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron Pharmaceuticals, Inc., or Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types, the first of which is our ongoing Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial in CSCC has been agreed.
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC, and expire upon the one-year anniversary of the commencement of the applicable study plan.
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options and restricted stock units. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.
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
Recently issued accounting pronouncements
Refer to Note 2, Summary of Significant Accounting Policies of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that are applicable to our business and may potentially have an impact on our financial position and results of operations
Emerging growth company status
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
Item 7A.
Quantitative and qualitative disclosures about market risks

Interest rate sensitivity
As of March 31, 2021, we had cash and cash equivalents and short-term investments of $476.3 million, which consisted of cash equivalents, U.S. Treasury securities and U.S. government agency securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
Foreign currency exchange risk
Our headquarters are located in the United States, where the majority of our general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the years ended March 31, 2021 and 2020, we recognized net foreign currency transaction losses of $0.7 million and $16,000, respectively. These losses are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.
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
Item 9.
Changes in and disagreements with accountants on accounting and financial disclosures

None.
Item 9A.
Controls and procedures

Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
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
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.
This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
Remediation of previously reported material weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, management identified material weaknesses in our internal control over financial reporting. Since identifying the material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weaknesses identified. During the quarter ended March 31, 2021, our management completed testing of the remediation activities and determined that the newly implemented controls were operating effectively and have been operating effectively for a sufficient period to conclude that the previously identified material weaknesses have been remediated.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.
Directors, executive officers and corporate governance

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions), is posted in the “Corporate Governance” section of our website, www.replimune.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and Nasdaq. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the Securities and Exchange Commission.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2021.
Item 11.
Executive compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2021.
Item 12.
Security ownership of certain beneficial owners and management and related stockholder matters

Securities authorized for issuance under equity compensation plans
The following table provides information as of March 31, 2021, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Plan Category:
Equity compensation plans approved by stockholders
2017 Plan	1,611,893	2.94	—
2018 Plan(1)	4,864,266	16.68	1,282,506
ESPP			1,031,868
Total	6,476,159		2,314,374

(1)
Includes 15,975 shares of common stock subject to outstanding restricted stock units.

(2)
Does not include restriced stock units.

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2021.
Item 13.
Certain relationships and related transactions, and director independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

Item 14.
Principal accountant fees and services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

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
Item 16.
10-K summary

None.

REPLIMUNE GROUP, INC.
Financial Statements
For the Years Ended March 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Replimune Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 20, 2021
We have served as the Company’s auditor since 2018.

REPLIMUNE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$182,518	$59,500
Short-term investments	293,784	109,055
Research and development incentives receivable	2,953	2,962
Prepaid expenses and other current assets	4,492	2,734
Total current assets	483,747	174,251
Property, plant and equipment, net	7,442	6,860
Restricted cash	1,636	1,636
Right-to-use asset – operating leases	5,751	4,425
Right-to-use asset – financing leases	44,522	46,925
Total assets	$543,098	$234,097
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,355	$3,434
Accrued expenses and other current liabilities	8,735	5,156
Operating lease liabilities, current	970	873
Financing lease liabilities, current	2,487	2,411
Total current liabilities	14,547	11,874
Long term debt, net of debt discount	—	9,801
Operating lease liabilities, non-current	5,078	3,737
Financing lease liabilities, non-current	24,745	24,967
Total liabilities	44,370	50,379
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2021 and March 31, 2020; 46,566,481 and 36,668,743 shares issued and outstanding as of March 31, 2021 and March 31, 2020, respectively	47	37
Additional paid-in capital	692,243	296,961
Accumulated deficit	(193,168)	(112,298)
Accumulated other comprehensive loss	(394)	(982)
Total stockholders’ equity	498,728	183,718
Total liabilities and stockholders’ equity	$543,098	$234,097
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
	Year Ended March 31,
	2021	2020
Operating expenses:
Research and development	$56,754	$38,761
General and administrative	23,201	17,437
Total operating expenses	79,955	56,198
Loss from operations	(79,955)	(56,198)
Other income (expense):
Research and development incentives	2,807	3,084
Investment income	916	2,424
Interest expense on finance lease liability	(2,242)	(1,185)
Interest expense on debt obligations	(818)	(734)
Loss on extinguishment of debt	(913)	—
Other (expense) income	(665)	(16)
Total other (expense) income, net	(915)	3,573
Net loss attributable to common stockholders	$(80,870)	$(52,625)
Net loss per share attributable to common stockholders, basic and diluted	$(1.75)	$(1.54)
Weighted average common shares outstanding, basic and diluted	46,248,969	34,261,548
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
	Year Ended March 31,
	2021	2020
Net Loss	$(80,870)	$(52,625)
Other comprehensive loss:
Foreign currency translation gain (loss)	866	(236)
Net unrealized (loss) gain on short-term investments, net of tax of $0	(278)	309
Comprehensive loss	$(80,282)	$(52,552)
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2019	31,656,950	32	198,645	(59,766)	(1,055)	137,856
Issuance of common stock through at-the-market sales, net of offering costs of $137	287,559	—	4,431	—	—	4,431
Issuance of common shares upon closing of follow-on public offering, net of issuance costs and underwriter fees of $4,017	4,516,561	5	57,448	—	—	57,453
Issuance of prefunded warrants to purchase common stock, net of issuance costs and underwriter fees of $1,797	—	—	28,145	—	—	28,145
Foreign currency translation adjustment	—	—	—	—	(236)	(236)
Unrealized gain on short-term investments	—	—	—	—	309	309
Exercise of stock options	207,673	—	551	—	—	551
Stock-based compensation expense	—	—	7,741	—	—	7,741
Impact of adoption of ASC 842				93		93
Net loss	—	—	—	(52,625)	—	(52,625)
Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $5,850 issuance costs	—	—	91,650	—	—	91,650
Issuance of common stock, net of issuance costs and underwriter fees of $18,892	9,103,261	8	286,099			286,107
Foreign currency translation adjustment	—	—	—	—	866	866
Unrealized loss on short-term investments	—	—	—	—	(278)	(278)
Exercise of stock options	794,477	2	5,743	—	—	5,745
Stock-based compensation expense	—	—	11,790	—	—	11,790
Net loss	—	—	—	(80,870)	—	(80,870)
Balances as of March 31, 2021	46,566,481	47	692,243	(193,168)	(394)	498,728
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Year Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(80,870)	$(52,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,790	7,741
Depreciation and amortization	1,711	533
Net amortization of premiums and discounts on short-term investments	1,376	(945)
Noncash interest expense	181	156
Loss on extinguishment of debt	913
Changes in operating assets and liabilities:
Research and development incentives receivable	325	(628)
Prepaid expenses and other current assets	(1,707)	933
Operating lease, right-of-use-asset	447	588
Finance lease, right-of-use-asset	2,403	1,274
Long term prepaid rent	—	(15,787)
Accounts payable	(1,031)	(3,821)
Accrued expenses and other current liabilities	3,413	2,479
Operating lease liabilities	(340)	(450)
Net cash used in operating activities	(61,389)	(60,552)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,392)	(6,540)
Purchase of short-term investments	(392,434)	(149,682)
Proceeds from sales and maturities of short-term investments	206,050	150,989
Net cash (used in) investing activities	(188,776)	(5,233)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	286,107	57,453
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	91,650	28,145
Proceeds from issuance of common stock through ATM sales	—	4,431
Proceeds from long-term debt		10,000
Exercise of stock options	5,745	551
Payment of debt issuance costs	(100)	(355)
Principal payment of finance lease obligation	(145)	(59)
Principal payment of long-term debt	(10,000)	—
Payment of long-term debt extinguishment costs	(795)	—
Net cash provided by financing activities	372,462	100,166
Effect of exchange rate changes on cash, cash equivalents and restricted cash	721	(135)
Net increase (decrease) in cash, cash equivalents and restricted cash	123,018	34,246
Cash, cash equivalents and restricted cash at beginning of period	61,136	26,890
Cash, cash equivalents and restricted cash at end of period	$184,154	$61,136
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$636	$578
Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) gain on short-term investments	$(278)	$309
Purchases of property and equipment included in accounts payable	$98	$209
Lease assets obtained in exchange for new financing lease liabilities	$—	$48,224
Lease assets obtained in exchange for new operating lease liabilities	$1,580	$5,152
Adjustments for non-cash lease termination	$—	$177
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $80,870 and -$52,625 for the years ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $193,168. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.
Impact of COVID-19
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
Foreign currency and currency translation
The functional currency for the Company’s wholly owned foreign subsidiary, Replimune UK, is the British pound. Assets and liabilities of Replimune UK are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds for the years ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, the amount of cash equivalents included in cash and cash equivalents totaled $150,734 and $36,712, respectively.
Restricted cash
The Company holds restricted cash in segregated bank accounts in connection with a letter of credit. As of March 31, 2021 and 2020, restricted cash consisted of $1,636, held for the benefit of the landlords in connection with our leases. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.
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
The Company’s short-term debt security investments as of March 31, 2021 and 2020 had maturities of less than two years.
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
Fair value measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•
Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s short-term investments and cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Debt issuance costs
Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
2.   Summary of significant accounting policies (Continued)
using the effective interest method. If the financing arrangement is canceled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately. The Company’s consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.
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
Stock-based compensation
The Company accounts for share-based payment awards granted to employees, consultants, and non-employees and directors using the fair value of the Company’s common stock on the grant date and compensation expense is recognized for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value is utilized for time-vested restricted stock units (“RSUs”) and the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
2.   Summary of significant accounting policies (Continued)
period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 9). Forfeitures are accounted for as they occur. To date, the Company has issued stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.
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
The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $2,807 and $3,084 during the years ended March 31, 2021 and 2020, respectively, in the consolidated statements of operations and a research and development incentives receivable of $2,953 and $2,962 as of March 31, 2021 and 2020, respectively, on the consolidated balance sheets.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2021, comprehensive loss included $866 of foreign currency translation adjustments and $(278) of unrealized losses on short-term investments, net of tax. For the year ended March 31, 2020, comprehensive loss included $(236) of foreign currency translation adjustments and $309 of unrealized gains on short-term investments, net of tax.
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
Recently adopted accounting pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. The Company adopted ASU 2018-13 on April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
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

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
2.   Summary of significant accounting policies (Continued)
In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company adopted ASU 2018-18 on April 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance on its financial statements and related disclosures but does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
3.   Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:
	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$150,734	$—	$150,734
US Government Agency bonds	—	67,012	—	67,012
US Treasury bonds	—	226,772	—	226,772
	$—	$444,518	$—	$444,518
	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$36,712	$—	$36,712
Commercial paper	—	21,884	—	21,884
US Treasury bonds	—	35,810	—	35,810
US Government Agency bonds	—	15,295	—	15,295
Corporate debt securities	—	36,066	—	36,066
	$—	$145,767	$—	$145,767
The underlying securities held in the money market funds held by the Company are all government backed securities. During the years ended March 31, 2021 and 2020, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, commercial paper, U.S. Treasury bonds, U.S. Government Agency bonds and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at March 31, 2021 and March 31, 2020.
4.   Short-term investments
Short-term investments by investment type consisted of the following:
	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$67,017	$12	$(17)	$67,012
US Treasury bonds	226,722	55	(5)	226,772
	$293,739	$67	$(22)	$293,784

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
4.   Short-term investments (Continued)
	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$21,818	$66	$—	$21,884
US Government agency bonds	15,217	78	—	15,295
US Treasury bonds	35,590	220	—	35,810
Corporate debt securities	36,107	24	(65)	36,066
	$108,732	$388	$(65)	$109,055
5.   Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:
	March 31, 2021	March 31, 2020

Office equipment	$830	$721
Computer equipment	1,695	1,658
Plant and laboratory equipment	6,369	3,669
Leasehold improvements	784	532
Construction in progress	412	1,217
	10,090	7,797
Less: Accumulated depreciation and amortization	(2,648)	(937)
	$7,442	$6,860
Depreciation and amortization expense was $1.7 million and $0.5 million for the years ended March 31, 2021 and 2020, respectively, and recorded within research and development and general and administrative expenses in the consolidated statement of operations.
6.   Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:
	March 31, 2021	March 31, 2020
Accrued research and development costs	$3,862	$2,009
Accrued compensation and benefits costs	3,952	2,065
Accrued professional fees	407	779
Other	514	303
	$8,735	$5,156

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
7.   Long-term debt
Long-term debt consisted of the following:
	March 31, 2021	March 31, 2020
Principal amount of long-term debt	$—	$10,000
Unamortized debt discount	—	(199)
Long-term debt, net of discount	$—	$9,801
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
In connection with entering into the Hercules Loan Agreement the Company paid Hercules $355 of upfront fees, including closing costs and legal fees associated with entering into the agreement, which were recorded as a debt discount. In connection with entering into the Hercules First Amendment, the Company paid $100 of upfront fees, including closing costs and legal fees associated with entering into the amendment, which were recorded as debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheet for the year ended March 31, 2020.
The Company recognized aggregate interest expense under the Hercules Loan Agreement of $818 and $734 during the years ended March 31, 2021 and 2020, respectively, which included non-cash interest expense of $181 and $156. Non-cash interest expense included the amortization of the debt discount of $82 and $60, and the accretion of the final payment of $99 and $96, respectively, for the years ended March 31, 2021 and 2020.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
7.   Long-term debt (Continued)
There were no principal payments due or paid under the Hercules Loan Agreement during the year ended March 31, 2021.
8.   Stockholders’ Equity
Common stock
As of March 31, 2021 and 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.00l per share.
As of March 31, 2021 and 2020, the Company had reserved 14,572,115 and 10,449,033 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.
Undesignated preferred stock
As of March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2021.
ATM program
In August 2019, the Company entered into a Sales Agreement (as amended, the “Sales Agreement”) with SVB Leerink LLC (the “Agent”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate amount of $75,000 of shares of the Company’s common stock, $0.001 par value per share through the Agent, as the Company’s sales agent. In June 2020, the 2019 Sales Agreement was amended to reduce the aggregate offering amount under the 2019 Sales Agreement from $75,000 of shares to $30,000 of shares.
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

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.   Stockholders’ Equity (Continued)
During the year ended March 31, 2020, the Company issued and sold 287,559 shares, respectively, of common stock under the 2019 Sales Agreement, for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM. The Company did not issue or sell any shares under the 2020 Sales Agreement during the year ended March 31, 2021.
Equity offerings
In November 2019, pursuant to an underwriting agreement (the “November 2019 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “November 2019 Underwriters”), the Company issued and sold to the November 2019 Underwriters (a) 4,516,561 shares of the Company’s common stock (the “November 2019 Shares”), inclusive of the November 2019 Underwriters partially exercised 30-day option and purchased an additional 838,530 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock (the “November 2019 Pre-Funded Warrants”). The November 2019 shares were sold to the November 2019 Underwriters (the “November 2019 Offering”) at the public offering price of $13.61 per share and the pre-funded warrants were sold at a public offering price of $13.6099 per November 2019 Pre-Funded Warrant, which represented the per share public offering price for November 2019 Shares less a $0.0001 per share exercise price for each such November 2019 Pre-funded Warrant. The Company received aggregate net proceeds of approximately $85,598 in the November 2019 Offering, after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.
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
In June 2020, pursuant to an underwriting agreement (the “June 2020 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (“the June 2020 Underwriters”), the Company sold to the June 2020 Underwriters (a) 3,478,261 shares of the Company’s common stock (the “June 2020 Shares”), inclusive of the underwrites 30-day option to purchase up to an additional 652,173 shares of the Company’s commons stock, and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock (the “June 2020 Pre-Funded Warrants”).The June 2020 Shares of the Company’s common stock were sold to the June 2020 Underwriters at the public offering price of $23.00 per share and the June 2020 Pre-Funded Warrants were sold at a public offering price of $22.9999 per June 2020 Pre-Funded Warrant, which represented the per share public offering price for the June 2020 shares less a $0.0001 per share exercise price for each such June 2020 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.
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
In October 2020, pursuant to an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein, the Company issued and sold to

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.   Stockholders’ Equity (Continued)
the underwriters (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock (the “October 2020 Pre-Funded Warrants”). The shares of the Company’s common stock were sold to the underwriters at the public offering price of $40.00 per share and the pre-funded warrants were sold at a public offering price of $39.9999 per October 2020 Pre-Funded Warrant, which represented the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such pre-funded warrant. The Company received aggregate net proceeds of approximately $269,975 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $17,525.
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
Other than as set forth in Note 10 to these consolidated financial statements, including in the calculation of basic and diluted net loss per share attributable to common stockholders, the 5,284,238 shares of the Company’s common stock into which the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and October 2020 Pre-Funded Warrants are exercisable are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of March 31, 2021, none of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, or the October 2020 Pre-Funded Warrants had been exercised.
9.   Stock-based compensation
Stock-based compensation expense
The following table summarizes the classification of stock-based compensation expense in the consolidated statements of operations for the years ended March 31, 2021 and 2020 as follows:
	Twelve Months Ended March 31,
	2021	2020
Research and development	$5,749	$3,689
General and administrative	6,041	4,052
	$11,790	$7,741
The following table summarizes stock-based compensation expense by award type for the years ended March 31, 2021 and 2020 as follows:
	Twelve Months Ended March 31,
	2021	2020
Stock options	$11,778	$7,741
Restricted stock units	12	—
	$11,790	$7,741

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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885 of which none remained available for future grants as of March 31, 2021. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, or such lesser amount as determined by the Board. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. On April 1, 2019, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,266,278 shares pursuant to the terms of the 2018 Plan. As of March 31, 2021, 1,282,506 shares remained available for future grants under the 2018 Plan.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
9.   Stock-based compensation (Continued)
The 2015 Plan, the 2017 Plan and the 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units, or RSUs, under the 2018 Plan in addition to stock option awards available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four roughly equal installments on the approximate anniversary date of the date of grant.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance, on April 1, 2020 and 2019, the number of shares reserved for issuance under the ESPP automatically increased by 366,687 and 316,569 shares, respectively, for a total of 1,031,868 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.
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

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
9.   Stock-based compensation (Continued)
The estimated grant-date fair value of the Company’s stock options issued to employees was calculated using the Black-Scholes option-pricing model. The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes model, for the stock options granted to employees and directors:
	Twelve Months Ended March 31,
	2021	2020
Risk-free interest rate	0.93%	2.12%
Expected term (in years)	6.3	6.0
Expected volatility	75.4%	71.4%
Expected dividend yield	0%	0%
Stock options
A summary of stock option activity under the Company’s equity incentive plans for the year ended March 31, 2021 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2020	4,964,381	$9.78	8.03	$15,345
Granted	2,622,519	18.10	9.22
Exercised	(794,477)	7.23	6.41	$24,859
Cancelled	(332,239)	14.00
Outstanding as of March 31, 2021	6,460,184	13.26	7.95	$116,193
Options exercisable as of March 31, 2020	2,117,721	$5.67	7.20	$11,733
Options exercisable as of March 31, 2021	2,698,708	$8.38	6.79	$59,717
As of March 31, 2021 and 2020, there was $35.6 million and $18.7 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 3.00 years.
The weighted average grant-date fair value of stock options granted during the years ended March 31, 2021 and 2020 was $12.03 and $9.70, respectively. The total fair value of options vested during the years ended March 31, 2021 and 2020 was $10,182 and $5,440, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of stock options exercised during the years ended March 31, 2021 and 2020 was $24.9 million and $2.3 million, respectively.
Restricted stock units
During the year ended March 31, 2021, the Company instituted RSU awards as a component of its overall employee benefit program and granted its first RSU award to a member of the executive team, which included 15,975 shares at an average grant date fair value of $34.15 per share. These RSUs vest in four substantially equal installments beginning approximately on the first anniversary of the grant date and continuing on each of the next three anniversaries thereof, subject to the employee’s continued employment

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
9.   Stock-based compensation (Continued)
with, or services to, the Company on each vesting date. Each RSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.
A summary of the changes in the Company’s RSUs during the year ended March 31, 2021 is as follows:
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2020	—	$—
Granted	15,975	34.15
Vested	—	—
Cancelled	—	—
Outstanding as of March 31, 2021	15,975	34.15
At March 31, 2021 there was $0.5 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 3.9 years. There was no unrecognized compensation cost related to unvested RSUs as of March 31, 2020.
10.   Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):
	Twelve Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(80,870)	$(52,625)
Denominator:
Weighted average common shares outstanding, basic and diluted	46,248,969	34,261,548
Net loss per share attributable to common stockholders, basic and diluted	$(1.75)	$(1.54)
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
	Twelve Months Ended March 31,
	2021	2020
Options to purchase common stock	6,476,159	4,964,381
Warrants to purchase convertible preferred stock (as converted to common stock)	497,344	497,344
	6,973,503	5,461,725
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
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.
The agreement with Regeneron is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs and share equally in development costs. The Company will account for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company will recognize any amounts received from Regeneron in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the years ended March 31, 2021 and 2020, the Company did not make any payments under the terms of the agreement from Regeneron. During the years ended March 31, 2021 and 2020, the Company received payments under the terms of the agreement from Regeneron of $5.1 million and $3.0 million, respectively. As of March 31, 2021 and 2020, the Company recorded $1.3 million and $971 of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
12.   Commitments and contingencies
Leases
The Company leases real estate assets and equipment, and determination if an arrangement is a lease occurs at inception. For leases with terms greater than 12 months, the Company records a related right-of-use (“ROU”) asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has elected not to record a ROU asset and lease obligation for short-term leases (with terms less than 12 months) or separate non-lease components from associated lease components for its real estate lease assets. As a result, all contract consideration is allocated to the single lease component.
The Company’s leases have remaining lease terms of eight years to eighteen years. Some of our leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms include options to extend or terminate leases when the Company concludes it is reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.   Commitments and contingencies (Continued)
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of March 31, 2021:
	Twelve Months Ended March 31,
	2021	2020
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$2,428	$1,274
Interest on lease liabilities	2,242	1,185
Operating lease costs	948	885
Total lease cost	$5,618	$3,344
For the years ended March 31, 2021 and 2020, the Company incurred finance lease amortization costs of $2,428 and $1,274, respectively, of which $2,070 and $1,034 are recognized in research and development expenses. In addition, the Company incurred interest expense on finance leases of $2,242 and $1,185, of which $1,881 and $944 are recognized in research and development expenses for the years ended March 31, 2021 and 2020, respectively. For the years ended March 31, 2021 and 2020, the Company recognized $948 and $885, respectively, of operating lease costs within general and administrative expenses. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of March 31, 2021:
	March 31, 2021
	Operating leases	Financing lease	Total
2022	$970	$2,487	$3,457
2023	980	2,562	3,542
2024	989	2,639	3,628
2025	998	2,718	3,716
2026	1,008	2,799	3,807
Thereafter	4,066	40,905	44,971
Total lease payments	9,011	54,110	63,121
Less: interest	2,963	26,878	29,841
Total lease liabilities	$6,048	$27,232	$33,280

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.   Commitments and contingencies (Continued)
The following table provides lease disclosure as of and for the year ended March 31, 2021:
	March 31, 2021	March 31, 2020
Leases
Right-to-use operating lease asset	$5,751	$4,425
Right-to-use finance lease asset	44,522	46,925
Total lease assets	$50,273	$51,350
Operating lease liabilities, current	$970	$873
Finance lease liabilities, current	2,487	2,411
Operating lease liabilities, non-current	5,078	3,737
Finance lease liabilities, non-current	24,745	24,967
Total lease liabilities	$33,280	$31,988
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$823	$747
Operating cash flows from finance leases	$2,240	$1,185
Financing cash flows from finance leases	$145	$59
Right-to-use asset obtained in exchange for new operating lease liabilities		$5,152
Right-to-use asset obtained in exchange for new financing lease liabilities	$—	$48,224
Weighted-average remaining lease term – operating leases	8.9 years	8.7 years
Weighted-average remaining lease term – financing leases	18.3 years	19.3 years
Weighted-average discount rate – operating leases	9.8%	7%
Weighted-average discount rate – financing leases	8.3%	8%
The variable lease costs and short-term lease costs were insignificant for the years ended March 31, 2021 and 2020, respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2021 and 2020, the Company had committed to minimum payments under these arrangements totaling $1,651 and $3,569 through March 31, 2021.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.   Commitments and contingencies (Continued)
to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021 or 2020.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
13.   Benefit plans
The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended March 31, 2021 and 2020, the Company made contributions totaling $723 and $232, respectively, to the 401(k) Plan.
We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.
14.   Income taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We evaluated the provisions of the CARES Act and do not anticipate the associated impacts, if any, will have a material effect on our financial position.
During the years ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net losses incurred due to the uncertainty of the realization of such losses. The Company’s net loss before income taxes were generated in the United States and the United Kingdom.
Net loss before income taxes for the years ended March 31, 2021 and 2020 were as follows:
	Year Ended March 31,
	2021	2020
United States	(22,775)	(12,963)
Foreign (United Kingdom)	(58,095)	(39,662)
Total	(80,870)	(52,625)

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
14.   Income taxes (Continued)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended March 31, 2021 and 2020 is as follows:
	Year Ended March 31,
	2021	2020
U.S. Federal statutory income tax rate	-21.0%	-21.0%
State taxes, net of federal benefit	-2.4%	-1.6%
Research and development credits	-0.8%	0%
Research and development expenses	1.9%	2.2%
Return to provision	0%	1.9%
Stock compensation	-3.9%	0%
Foreign tax rate differential	0.0%	2.8%
Change in valuation allowance	25.9%	16.0%
Other	0.3%	-0.3%
	0.0%	0.00%
Components of the Company’s deferred tax assets as of March 31, 2021 and 2020 were as follows:
	Year Ended March 31,
	2021	2020
Deferred tax assets
Federal net operating loss carryforwards	7.083	2,450
Foreign net operating loss carryforwards	22,195	9,092
State net operating loss carryforwards	2,358	1,054
Research & development credits	787	—
Property, plant and equipment	5,068	5,499
Capitalized start-up costs	1,597	1,748
Stock compensation	4,838	2,526
Accrued expense	739	341
Lease liability	8,462	8,705
Total deferred tax assets	53,127	31,415
Deferred tax liabilities
Right of Use Asset	(13,090)	(13,998)
Other	(9)	(88)
Total deferred tax liabilities	(13,099)	(14,086)
Valuation Allowance	(40,028)	(17,329)
Net deferred tax assets	—	—
As of March 31, 2021, the Company had federal and foreign net operating loss carryforwards of approximately $33,731 and $116,815, respectively, which can be carried forward indefinitely. As of March 31, 2021, the Company had state net operating loss carryforwards of $37,311, which will begin to expire in 2039.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
14.   Income taxes (Continued)
As of March 31, 2021, the Company had federal and state research and development carryforwards of approximately $687 and $126, respectively, which will begin to expire in 2041 and 2036, respectively.
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
Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards were as follows:
	Year Ended March 31,
	2021	2020
Valuation allowance as of beginning of year	$17,329	$9,396
Increases recorded to income tax provision	22,624	$8,047
Increases recorded to income tax provision for equity	$76	$—
Decreases recorded to income tax provision for equity	$—	$(114)
Valuation allowance as of end of year	40,028	$17,329
	0	0
As of March 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of March 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss.
The Company files income tax returns in the United States, Massachusetts and the United Kingdom as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination in the U.S. under statute from 2018 to the present and in the United Kingdom from 2017 to the present.
As of March 31, 2021 and 2020, income taxes on undistributed earnings of the Company’s subsidiary have not been provided for as the Company planned to indefinitely reinvest these amounts, had the ability to do so, and the cumulative undistributed foreign earnings were in an overall deficit.
15.   Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.   Geographic information (Continued)
	March 31, 2021	March 31, 2020
United States	$6,866	$6,357
United Kingdom	576	503
	$7,442	$6,860
16.   Quarterly financial data (unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.
	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Operating Expenses	22,184	20,275	19,663	17,833
Net loss attributable to common stockholders	(21,499)	(21,783)	(20,095)	(17,493)
Net loss per share attributable to common stockholders, basic and diluted	(0.42)	(0.44)	(0.46)	(0.44)
	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Operating Expenses	16,385	16,664	12,242	10,907
Net loss attributable to common stockholders	(15,789)	(16,189)	(11,139)	(9,508)
Net loss per share attributable to common stockholders, basic and diluted	(0.41)	(0.46)	(0.35)	(0.30)

Exhibit index
Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).	10-K	June 3, 2020	3.1
3.2	Amended and Restated By-laws of the Registrant.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4	Form of Pre-Funded Warrant (2019).	8-K	November 18, 2019	4.1
4.5	Form of Pre-Funded Warrant (2020).	8-K	June 10, 2020	4.1
4.6	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 8, 2019	4.4
10.1†	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3†	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	July 10, 2018	10.3
10.4†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.5†	Employment Agreement, effective as of October 1, 2015, by and between Robert Coffin and Replimune, Inc.	S-1	June 22, 2018	10.5
10.6†	Employment Agreement, effective as of October 1, 2015, by and between Philip Astley-Sparke and Replimune, Inc.	S-1	June 22, 2018	10.6
10.7†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.8†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.9†	Employment Agreement, dated as of November 27, 2019, by and between Jean Franchi and Replimune, Inc.	8-K	December 9, 2019	10.1
10.10†	Employment Agreement, dated as of May 25, 2020, by and between Andrea Pirzkall and Replimune, Inc.	10-Q	August 7, 2020	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.11†*	Amended and Restated Employment Agreement, dated as of May 3, 2021, by and between Sushil Patel and Replimune, Inc.
10.12†*	Employment Agreement, dated as of May 10, 2021, by and between Tanya Lewis and Replimune, Inc.
10.13†*	Stock Option Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.
10.14†*	Restricted Stock Unit Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.
10.15†	Separation Agreement and Release, dated as of December 23, 2019, by and between Howard Kaufman and Replimune, Inc.	10-Q	February 13, 2020	10.2
10.16†	Separation Agreement and Release, dated as of April 3, 2020, by and between Stephen Gorgol and Replimune, Inc.	10-K	June 3, 2020	10.13
10.17	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.18	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.19	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	10-Q	August 7, 2020	10.3
10.20‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12
10.21‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.22	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.23	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.24	Payoff Letter to Loan and Security Agreement by and among the Registrant, Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated December 15, 2020.	10-Q	February 4, 2021	4.1
10.25	Clinical Trial Collaboration and Supply Agreement (RP-2), dated as of April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.	10-K	June 3, 2020	10.22
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Accounting Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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
REPLIMUNE GROUP, INC.
Date: May 20, 2021	By:	/s/ Philip Astley-Sparke Philip Astley-Sparke Chief Executive Officer and Director
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
Name	Title	Date
/s/ PHILIP ASTLEY-SPARKE Philip Astley-Sparke	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2021
/s/ JEAN FRANCHI Jean Franchi	Chief Financial Officer and Treasurer, (Principal Financial and Accounting Officer)	May 20, 2021
/s/ ROBERT COFFIN Robert Coffin	President and Chief Research & Development Officer and Director	May 20, 2021
/s/ KAPIL DHINGRA Kapil Dhingra	Director	May 20, 2021
/s/ HYAM LEVITSKY Hyam Levitsky	Director	May 20, 2021
/s/ PAOLO PUCCI Paolo Pucci	Director	May 20, 2021
/s/ JASON RHODES Jason Rhodes	Director	May 20, 2021
/s/ JOSEPH SLATTERY Joseph Slattery	Director	May 20, 2021
/s/ SANDER SLOOTWEG Sander Slootweg	Director	May 20, 2021
/s/ OTELLO STAMPACCHIA Otello Stampacchia	Director	May 20, 2021
/s/ DIETER WEINAND Dieter Weinand	Director	May 20, 2021