Form 10-Q
period 2021-06-30
Replimune Group, Inc.
filed 2021-08-06
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 2, 2021 was 46,772,263.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$192,528	$182,518
Short-term investments	265,803	293,784
Research and development incentives receivable	2,968	2,953
Prepaid expenses and other current assets	3,264	4,492
Total current assets	464,563	483,747
Property, plant and equipment, net	7,176	7,442
Research and development incentives receivable, non-current	781	—
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,653	5,751
Right-to-use asset - financing leases	43,915	44,522
Total assets	$523,724	$543,098

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,382	$2,355
Accrued expenses and other current liabilities	9,186	8,735
Operating lease liabilities, current	975	970
Financing lease liabilities, current	2,506	2,487
Total current liabilities	15,049	14,547
Operating lease liabilities, non-current	4,978	5,078
Financing lease liabilities, non-current	24,673	24,745
Total liabilities	$44,700	$44,370
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2021 and March 31, 2021; 46,730,451 and 46,566,481 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	47	47
Additional paid-in capital	699,666	692,243
Accumulated deficit	(220,479)	(193,168)
Accumulated other comprehensive loss	(210)	(394)
Total stockholders' equity	479,024	498,728
Total liabilities and stockholders' equity	$523,724	$543,098
The accompanying notes are an integral part of these condensed consolidated financial statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Operating expenses:
Research and development	$18,554	$12,157
General and administrative	8,827	5,676
Total operating expenses	27,381	17,833
Loss from operations	(27,381)	(17,833)
Other income (expense):
Research and development incentives	788	686
Investment income	92	527
Interest expense on finance lease liability	(558)	(561)
Interest expense on debt obligations	—	(284)
Other (expense) income	(252)	(28)
Total other (expense) income, net	70	340
Net loss attributable to common stockholders	$(27,311)	$(17,493)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.44)
Weighted average common shares outstanding, basic and diluted	51,910,331	39,862,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net loss	$(27,311)	$(17,493)
Other comprehensive loss:
Foreign currency translation gain (loss)	224	(12)
Net unrealized (loss) gain on short-term investments, net of tax of $0	(40)	(196)
Comprehensive loss	$(27,127)	$(17,701)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	224	224
Unrealized loss on short-term investments	—	—	—	—	(40)	(40)
Exercise of stock options	163,970	—	1,173	—	—	1,173
Stock-based compensation expense	—	—	6,250	—	—	6,250
Net loss	—	—	—	(27,311)	—	(27,311)
Balances as of June 30, 2021	46,730,451	$47	$699,666	$(220,479)	$(210)	$479,024

Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $2,100 issuance costs	—	—	32,900	—	—	32,900
Issuance of common stock, net of issuance costs and underwriter fees of $5,117	3,478,261	3	74,879			74,882
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Unrealized loss on short-term investments	—	—	—	—	(196)	(196)
Exercise of stock options	133,416	—	1,547	—	—	1,547
Stock-based compensation expense	—	—	2,468	—	—	2,468
Net loss	—	—	—	(17,493)	—	(17,493)
Balances as of June 30, 2020	40,280,420	$40	$408,755	$(129,791)	$(1,190)	$277,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,311)	$(17,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,250	2,468
Depreciation and amortization	518	391
Net amortization of premiums and discounts on short-term investments	658	91
Noncash interest expense	—	63
Changes in operating assets and liabilities:
Research and development incentives receivable	(788)	(684)
Prepaid expenses and other current assets	1,228	(301)
Operating lease, right-of-use-asset	108	135
Finance lease, right-of-use-asset	607	607
Accounts payable	66	(224)
Accrued expenses and other current liabilities	456	(11)
Operating lease liabilities	(106)	(132)
Net cash used in operating activities	(18,314)	(15,090)
Cash flows from investing activities:
Purchases of property, plant and equipment	(291)	(932)
Purchase of short-term investments	(32,232)	(125,812)
Proceeds from sales and maturities of short-term investments	59,515	77,618
Net cash provided by (used in) investing activities	26,992	(49,126)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	—	75,199
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	—	32,900
Payment of issuance costs	—	(100)
Principal payment of finance lease obligation	(53)	(32)
Proceeds from exercise of stock options	1,173	1,547
Net cash provided by financing activities	1,120	109,514
Effect of exchange rate changes on cash, cash equivalents and restricted cash	212	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,010	45,297
Cash, cash equivalents and restricted cash at beginning of period	184,154	61,136
Cash, cash equivalents and restricted cash at end of period	$194,164	$106,433
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$221

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) on short-term investments	(40)	(196)
Issuance costs included in accounts payable	—	317
Purchases of property and equipment included in accounts payable	39	64
Lease assets obtained in exchange for new operating lease liabilities	—	1,580
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $27,311 and $17,493 for the three months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $220,479. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.
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
The full extent to which the COVID-19 pandemic, including evolving COVID-19 viral strains, will directly or indirectly impact our business, results of operations and financial condition, including, expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.
Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.
Unaudited interim financial information
The accompanying consolidated balance sheet as of June 30, 2021, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the three months ended June 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations for the three months ended June 30, 2021 and 2020 and its cash flows for the three months ended June 30, 2021 and 2020. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2021 and 2020 are unaudited. The results for the three months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending March 31, 2022, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2021.
During the three months ended June 30, 2021, there have been no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2021 which was filed with the Securities and Exchange Commission on May 20, 2021, except as described below.
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU 2019-12 effective April 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.
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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$179,008	$—	$179,008
US Government Agency bonds	—	57,833	—	57,833
US Treasury bonds	—	207,970	—	207,970
	$—	$444,811	$—	$444,811

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$150,734	$—	$150,734
US Government Agency bonds	—	67,012	—	67,012
US Treasury bonds	—	226,772	—	226,772
	$—	$444,518	$—	$444,518
The underlying securities held in the money market funds held by the Company are all government backed securities.
During the three months ended June 30, 2021 and 2020, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at June 30, 2021 and March 31, 2021.
4. Short-term investments
Short-term investments by investment type consisted of the following:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$57,841	$5	$(13)	$57,833
US Treasury bonds	207,957	33	(20)	207,970
	$265,798	$38	$(33)	$265,803

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	67,017	12	(17)	67,012
US Treasury bonds	226,722	55	(5)	226,772
	$293,739	$67	$(22)	$293,784
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2021	March 31, 2021
Office equipment	$833	$830
Computer equipment	1,697	1,695
Plant and laboratory equipment	6,653	6,369
Leasehold improvements	785	784
Construction in progress	374	412
	10,342	10,090
Less: Accumulated depreciation and amortization	(3,166)	(2,648)
	$7,176	$7,442
Depreciation and amortization expense was $518 and $391 for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense are recorded within research and development and general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	March 31, 2021
Accrued research and development costs	$4,618	$3,862
Accrued compensation and benefits costs	3,325	3,952
Accrued professional fees	445	407
Other	798	514
	$9,186	$8,735

7. Long-term debt
For the periods ended June 30, 2021 and March 31, 2021, there are no debt balances outstanding as the Company entered a payoff letter in the prior fiscal year.
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
On December 15, 2020, the Company entered into a payoff letter with respect to the Hercules Loan Agreement (the "Payoff Letter"), which resulted in a loss on extinguishment of debt of $913 including both cash and non-cash expense. Pursuant to the Payoff Letter, the Company paid a total of $10,839 to Hercules, representing $10,000 in outstanding principal, $495 end of term charge, $300 early termination fee due and $44 in accrued interest owed to Hercules under the Hercules Loan Agreement. In connection with the execution of the Payoff Letter and the repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, the Hercules Loan Agreement and the related loan documents were terminated.
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
The Company recognized aggregate interest expense under the Hercules Loan Agreement of $0 and $284 during the three months ended June 30, 2021 and June 30, 2020, respectively, which included non-cash interest expense of $0 and $63. Non-cash interest expense related to the amortization of the debt discount of $0 and $27, and the accretion of the final payment of $0 and $36 for the three months ended June 30, 2021 and June 30, 2020, respectively.

8 Stockholders’ equity
Common stock
As of June 30, 2021 and March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
As of June 30, 2021 and March 31, 2021, the Company had reserved 14,408,145 and 14,572,115 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common stock, respectively.
Undesignated preferred stock
As of June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2021.
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
During the year ended March 31, 2020, the Company issued and sold 287,559 shares, of common stock under the 2019 Sales Agreement, for gross proceeds of $4,568 less offering fees of $137 for net proceeds of $4,431 under the ATM. The Company did not issue or sell any shares under the 2020 Sales Agreement during the quarter ended June 30, 2021 or during the year ended March 31, 2021.
Equity offerings
In November 2019, pursuant to an underwriting agreement (the “November 2019 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “November 2019 Underwriters”), the Company issued and sold to the November 2019 Underwriters (a) 4,516,561 shares of the Company’s common stock (the “November 2019 Shares”), inclusive of the November 2019 Underwriters partially exercised 30-day option and purchased an additional 838,530 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock (the “November 2019 Pre-Funded Warrants”). The November 2019 shares were sold to the November 2019 Underwriters (the “November 2019 Offering”) at the public offering price of $13.61 per share and the November 2019 Pre-Funded Warrants were sold at a public offering price of $13.6099 per November 2019 Pre-Funded Warrant, which represented the per share public offering price for the November 2019 Shares less a $0.0001 per share exercise price for each such November 2019 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $85,598 in the November 2019 Offering, after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.
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
In June 2020, pursuant to an underwriting agreement (the “June 2020 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the "June 2020 Underwriters”), the Company sold to the June 2020 Underwriters (a) 3,478,261 shares of the Company’s common stock (the “June 2020 Shares”), inclusive of the underwriters 30-day option to purchase up to an additional 652,173 shares of the Company's common stock, and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock (the “June 2020 Pre-Funded Warrants”). The June 2020 Shares of the Company's common stock were sold to the June 2020 Underwriters at the public offering price of $23.00 per share and the June 2020 Pre-Funded Warrants were sold at a public offering price of $22.9999 per June 2020 Pre-Funded Warrant, which represented the per share public offering price for the June 2020 shares less a $0.0001 per share exercise price for each such June 2020 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.
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
In October 2020, pursuant to an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein, the Company issued and sold to the underwriters (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock (the “October 2020 Pre-Funded Warrants”). The shares of the Company’s common stock were sold to the underwriters at the public offering price of $40.00 per share and the October 2020 Pre-Funded Warrants were sold at a public offering price of $39.9999 per October 2020 Pre-Funded Warrant, which represented the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each October 2020 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $269,975 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $17,525.
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
Other than as set forth in Note 9 and Note 10 to these consolidated financial statements, the 5,284,238 Pre-Funded Warrants are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of June 30, 2021, none of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, or the October 2020 Pre-Funded Warrants had been exercised.
9 Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,
	2021	2020
Research and development	$2,458	$1,000
General and administrative	3,792	1,468
	$6,250	$2,468

     The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Stock options	$5,175	$2,468
Restricted stock units	1,075	—
	$6,250	$2,468
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options may be granted only to the Company’s employees, including officers and directors who are also employees. Restricted stock awards and non-statutory stock options may be granted to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of June 30, 2021. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, or such lesser amount as determined by the Board. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2021, including the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and the October 2020 Pre-Funded Warrants. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. As of June 30, 2021, 1,587,935 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units, or RSUs, under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four roughly equal installments on the anniversary date of the designated vesting date that is in closest proximity to the date of grant.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, including the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, and the October 2020 Pre-Funded Warrants, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2021 and 2020, the number of shares reserved for issuance under the ESPP automatically increased by 518,507 and 366,687 shares respectively, for a total of 1,550,375 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grant

In May 2021, the Company granted an equity award to a newly hired executive as an inducement material to enter into employment with the Company. The grant constitutes an "employment inducement grant" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, and the grant was not issued under the Replimune Group, Inc. 2018 Omnibus Incentive Compensation Plan or any of the other stock incentive plans described above. The inducement grant included a nonqualified stock option to purchase up to 125,000 shares of the Company's common stock, as well as a restricted stock unit grant representing 88,333 shares of its common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grant is included in the stock option and RSU award tables below.
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. As the Company has limited company-specific historical and implied volatility information, the expected stock volatility is based on a combination of Replimune volatility and the historical volatility of a set of publicly traded peer companies. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2021	2020
Risk-free interest rate	1.12%	1.24%
Expected term (in years)	6.0	6.5
Expected volatility	80.2%	75.0%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	6,460,184	$13.26	7.95	$116,193
Granted	1,224,812	$32.54
Exercised	(163,970)	$7.16		$4,174
Cancelled	(109,346)	$26.98
Outstanding as of June 30, 2021	7,411,680	$16.39	7.93	$164,305
Options exercisable as of March 31, 2021	2,698,708	$8.38	6.79	$59,717
Options exercisable as of June 30, 2021	3,340,279	$8.97	6.82	$98,367
As of June 30, 2021, there was $55.5 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.82 years.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2021 and 2020 was $22.29 and $6.94, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2021 was $4.2 million.
Restricted stock units

A summary of the changes in the Company's RSUs during the three months ended June 30, 2021 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	15,975	34.15
Granted	657,431	32.84
Vested	—	—
Cancelled	(4,298)	31.58
Outstanding as of June 30, 2021	669,108	32.88
As of June 30, 2021, there was $20.9 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.86 years. As of June 30, 2020, there was no unrecognized compensation cost related to unvested restricted stock units.
10 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(27,311)	$(17,493)
Denominator:
Weighted average common shares outstanding, basic and diluted	51,910,331	39,862,319
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.44)
The November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and the October 2020 Pre-Funded Warrants are included as outstanding common stock in the calculation of basic and diluted net loss per share attributable to common stockholders.
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

	Three Months Ended June 30,
	2021	2020
Options to purchase common stock	7,411,680	6,510,522
Warrants to purchase common stock	497,344	497,344
	7,909,024	7,007,866

11 Significant agreements
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
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three months ended June 30, 2021 and 2020, the Company did not make any payments under the terms of the agreement from Regeneron. As of June 30, 2021 and March 31, 2021, the Company recorded $1.4 million and $1.3 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
12 Commitments and contingencies
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
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of June 30, 2021:

	Three Months Ended June 30,
	2021	2020
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607
Interest on lease liabilities	558	561
Operating lease costs	242	230
Total lease cost	$1,407	$1,398
The Company incurred finance lease amortization costs of $607 for both the three months ended June 30, 2021 and 2020, respectively, of which $518 and $517 are recognized in research and development expenses. In addition, the Company incurred interest expense on finance leases of $558 and $561, of which $468 and $471 are recognized in research and development for the three months ended June 30, 2021 and 2020, respectively. For both the three months ended June 30, 2021 and 2020, the Company recognized $89 of operating lease costs within general and administrative expenses. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of June 30, 2021:

	June 30, 2021
	Operating leases	Financing lease	Total
2022 (remaining three months)	$731	$1,876	$2,607
2023	982	2,562	3,544
2024	991	2,639	3,630
2025	1,000	2,718	3,718
2026	1,010	2,799	3,809
Thereafter	4,076	40,905	44,981
Total lease payments	8,790	53,499	62,289
Less: interest	2,837	26,320	29,157
Total lease liabilities	$5,953	$27,179	$33,132
The following table provides lease disclosure as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Leases
Right-to-use operating lease asset	$5,653	$5,751
Right-to-use finance lease asset	43,915	44,522
Total lease assets	$49,568	$50,273

Operating lease liabilities, current	$975	$970
Finance lease liabilities, current	2,506	2,487
Operating lease liabilities, non-current	4,978	5,078
Finance lease liabilities, non-current	24,673	24,745
Total lease liabilities	$33,132	$33,280
The following table provides lease disclosure for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$242		$209
Operating cash flows from finance leases	$558		$561
Financing cash flows from finance leases	$53		$32
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$1,580
Weighted-average remaining lease term - operating leases	8.6	years	9.8	years
Weighted-average remaining lease term - financing leases	18.1	years	19.3	years
Weighted-average discount rate - operating leases	9.9%		10%
Weighted-average discount rate - financing leases	8.3%		8%
The variable lease costs and short-term lease costs were insignificant for three months ended June 30, 2021 and 2020.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2021 and March 31, 2021, the Company had committed to minimum payments under these arrangements totaling $1,600 and $1,651, respectively, through June 30, 2021.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2021 or March 31, 2021.
Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
13 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	June 30, 2021	March 31, 2021
United States	$6,654	$6,866
United Kingdom	522	576
	$7,176	$7,442

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk factors” and our other filings with the Securities Exchange Commission, or SEC.
We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. Statements made herein are as of the date of the filing of this Quarterly Report with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
The foundation of our Immulytic platform consists of a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, that has been “armed” with a fusogenic glycoprotein intended to substantially increase anti-tumor activity. Our Immulytic platform enables us to incorporate various genes into HSV-1 that are intended to further augment the inherent properties of HSV-1 in order to both directly destroy tumor cells and induce an anti-tumor immune response. We currently have three product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year runs from April 1st - March 31st, our programs and program updates are reported on a calendar year basis.
Our current product candidate pipeline is summarized in the table below:

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors, including anti-PD-1 failed patients with these tumor types. We are actively enrolling patients in the CERPASS trial, a global randomized, Phase 2 clinical trial of RP1 in cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication in collaboration with our partner Regeneron. CERPASS is a registration-directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS includes two independent primary endpoints, complete response (CR) rate and overall response rate (ORR), and a sample size of 180 patients. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost. If this clinical trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We expect to complete enrollment in mid-year 2022 and for the primary data read-out to be triggered in late 2022.
We continue our collaboration with BMS under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in our multi-cohort Phase 1/2 IGNYTE clinical trial. This trial includes a registration directed Phase 2 cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the safety and clinical activity of the combination of RP1 and nivolumab in patients with melanoma who failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021 we held a Type B meeting with the FDA to discuss the design of this cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. We expect to complete enrollment in mid-year 2022 and release data from this cohort in late 2022. In order to document sufficient durability of response, an important secondary endpoint of the study, the timing of the primary analysis upon which a filing is intended to be made is expected to be extended by approximately 6 months from year end 2022. In connection with a presentation at SITC in October 2020 we announced updated clinical data from the IGNYTE Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab from the cohorts of patients with melanoma and non-melanoma skin cancers. As reported, RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising anti-tumor activity in patients with skin cancers, including in patients with anti-PD-1 failed melanoma, and in patients with CSCC. In June 2021 we presented a data update from these cohorts of RP1 in combination with nivolumab that showed compelling depth and durability of response and strongly supports these ongoing studies in CSCC and anti-PD-1 failed melanoma.

We continue to enroll patients in other IGNYTE Phase 2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. Currently, enrollment is ongoing in a 45 patient cohort with non-melanoma skin cancer, or NMSC, (including the recent addition of 15 patients who have failed prior anti-PD-1 therapy); a 15 patient cohort with MSI-H/dMMR tumors and a 30 patient cohort with anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC. We have enrolled 29 of the original 30 NMSC patient cohort (anti-PD-1 naïve) of RP1 in combination with nivolumab and continue to enroll patients with anti-PD-1 failed NMSC. We expect to provide initial data from the anti-PD-1 failed NMSC patients in the first quarter of 2022. Due to development challenges in the anti-PD-1 naïve setting for our cohort with MSI-H/dMMR tumors we have decided to not pursue RP1 in combination with nivolumab for this cohort but instead enroll patients with anti-PD-1 failed disease, for which a protocol amendment is expected to be made in the third quarter of 2021. As previously reported, dosing is underway in our 30 patient cohort of RP1 in combination with nivolumab in anti-PD(L)-1 failed NSCLC and we are planning an amendment to the protocol to include modifications to the patient eligibility criteria for this cohort which are expected to enhance enrollment into the trial. We expect to provide initial data from our NSCLC cohort of RP1 in combination with nivolumab in the first quarter of 2022.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with CSCC, or ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent CSCC. The protocol has been amended to enroll up to 65 patients with potentially registrational intent. While enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk, we expect to present initial data from this clinical trial in the first quarter of 2022.
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
We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. In October 2020, we presented positive data from the single agent RP2 portion of the clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. This data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. In June 2021 we presented a data update from both the RP2 single agent and combination portions of this clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. We have fully enrolled the initial 30 patient cohort evaluating RP2 in combination with nivolumab in difficult to treat cancers and we expect to provide updated data from this program in the second half of 2021. We also intend to expand this clinical trial to provide further signal confirmation for the treatment of patients with liver metastases from various tumor types. A protocol amendment to facilitate this expansion is expected to be made in the third quarter of 2021.
We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to begin clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. Initial data from the RP3 single agent cohort is expected to be presented in the first quarter of 2022. In addition to this cohort, we expect to begin enrolling a cohort evaluating RP3 in combination with anti-PD-1 therapy in solid tumor patients by the end of 2021, with a focus on patients with lung, breast and gastrointestinal cancers including colorectal cancer.
Based on the observation of clinical responses in patients with liver metastases from a range of difficult to treat tumor types following treatment with RP1 in combination with nivolumab and/or with RP2 alone or in combination with nivolumab, and the fact that treating liver metastases is a considerable unmet need in patients with advanced cancer, we plan to initiate a clinical development program with RP2 and/or RP3 with particular focus on patients with liver metastases from a range of prevalent cancer types. We expect to initiate a multi-tumor type Phase 2 clinical program with RP2 and/or RP3 in these patients around mid-year 2022 with the details of this program, including tumor types and setting, being announced in the first quarter of 2022.

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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $27.3 million and $17.5 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $220.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:
•conduct our current and future clinical trials with RP1, RP2 and RP3;
•further preclinical development of our platform;
•operate our own in-house manufacturing facility;
•seek to identify and develop additional product candidates;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•until our manufacturing facility is fully validated, continued limited manufacturing by third parties for clinical development;
•maintain, expand and protect our intellectual property portfolio;
•hire and retain additional clinical, quality control, scientific and general and administration personnel;
•acquire or in-license other drugs and technologies; and
•add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.
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
As of June 30, 2021, we had cash and cash equivalents and short-term investments of $458.3 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”
The COVID-19 pandemic
We are continuing to monitor the global outbreak and spread of COVID-19, including evolving COVID-19 viral strains, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. For example, we have implemented a global work from home policy for certain employees who are able to perform their duties remotely. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees we deem essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been impacted by the pandemic. For example, the enrollment of our clinical trial of RP1 in liver and kidney transplant patients with CSCC, representing highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including new viral strains of COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information, see “Risk Factors—Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.
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
•expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;
•salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•costs related to compliance with regulatory requirements in connection with the development of our product candidates; and
•facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three months ended June 30,
	2021	2020
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$3,702	$5,997
RP2	3,079	—
RP3	238	—
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,254	5,060
Other	2,281	1,100
Total research and development expenses	$18,554	$12,157
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment and initiate additional clinical trials and continue to discover and develop additional product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:
•the scope, rate of progress, expense and results of our ongoing clinical trials, as well as future clinical trials or other product candidates and other research and development activities that we may conduct;
•the number and scope of preclinical and clinical programs we decide to pursue;
•our ability to maintain our current research and development programs and to establish new ones;
•uncertainties in clinical trial design;
•the rate of enrollment in clinical trials;
•the successful completion of clinical trials with safety, tolerability, and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•the receipt of regulatory approvals from applicable regulatory authorities;
•our success in operating our manufacturing facility, or securing manufacturing supply through relationships with third parties;
•our ability to obtain and maintain patents, trade secret protection, and regulatory exclusivity, both in the United States and internationally;
•our ability to protect our rights in our intellectual property portfolio;
•the commercialization of our product candidates, if and when approved;
•the acceptance of our product candidates, if approved, by patients, the medical community, and third-party payors;
•our ability to successfully develop our product candidates for use in combination with third-party products or product candidates;
•negative developments in the field of immuno-oncology;
•competition with other products; and

•significant and changing government regulation and regulatory guidance.
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we could be required to expend significant additional financial resources and time on the completion of clinical development. We may never succeed in obtaining regulatory approval for any of our product candidates.
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
Income taxes

Since our inception and through June 30, 2021, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the three months ended June 30, 2021 and 2020
The following chart summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$18,554	$12,157	$6,397
General and administrative	8,827	5,676	3,151
Total operating expenses	27,381	17,833	9,548
Loss from operations	(27,381)	(17,833)	(9,548)
Other income (expense):
Research and development incentives	788	686	102
Investment income	92	527	(435)
Interest expense on finance lease liability	(558)	(561)	3
Interest expense on debt obligations	—	(284)	284
Other (expense) income	(252)	(28)	(224)
Total other income (expense), net	70	340	(270)
Net loss	$(27,311)	$(17,493)	$(9,818)
Research and development expenses

	Three Months Ended June 30,
	2021	2020	Change
Direct research and development expenses by program:
RP1	3,702	5,997	(2,295)
RP2	3,079	—	3,079
RP3	238	—	238
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	9,254	5,060	4,194
Other	2,281	1,100	1,181
Total research and development expenses	$18,554	$12,157	$6,397
Research and development expenses for the three months ended June 30, 2021 were $18.6 million, compared to $12.2 million for the three months ended June 30, 2020. The increase of $6.4 million was due primarily to an increase of approximately $5.4 million in unallocated research and development costs, as well as a net increase of approximately $1.0 million in direct research costs related to our ongoing clinical trials for RP1, RP2 and RP3. The increase in unallocated research and development costs is mainly attributable to a $4.2 million in personnel-related costs, including a $2.7 million increase in payroll and fringe benefits and a stock-based compensation increase of $1.5 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $2.5 million and $1.0 million, respectively.

The increase in costs associated with RP2 and RP3 are primarily associated with the continued clinical trial development of these product candidates, in addition to RP2 and RP3 technology transfer and process development work underway in readiness for bringing our manufacturing facility online to support all of our clinical development activities.
General and administrative expenses
General and administrative expenses were $8.8 million for the three months ended June 30, 2021, compared to $5.7 million for the three months ended June 30, 2020. The increase of $3.2 million is primarily the result of an increase of $3.1 million in personnel related costs, including stock-based compensation of $2.3 million, and an increase of $0.8 million in payroll and fringe. The increase in personnel related costs was driven by the hiring of additional personnel, including the Company's Chief Commercial Officer, as a result of pre-launch commercial planning and initial build of the Company's commercial infrastructure.
Total other income (expense), net
Other income (expense) was $0.1 million for the three months ended June 30, 2021, compared to $0.3 million for the three months ended June 30, 2020. The decrease of $0.2 million is primarily attributable to a $0.4 million decrease in investment income as a result of declining market conditions, which have decreased the rate of return on investments, as well as a decrease of $0.2 million in other income due to the changes in foreign exchange rates of the Great British Pound to United States Dollar. These decreases are somewhat offset by an increase of $0.3 million in other income as a result of paying interest expense on debt obligations in the prior year which did not recur during the current quarter.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt securities. Through June 30, 2021, we had received gross proceeds of $655.8 million from our sales of equity instruments and $10.0 million from our incurrence of debt under the term loan facility with Hercules, which was repaid in full in December 2020. As of June 30, 2021, we had cash and cash equivalents and short-term investments of $458.3 million.

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
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30,
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(18,314)	$(15,090)
Net cash provided by (used in) investing activities	26,992	(49,126)
Net cash provided by financing activities	1,120	109,514
Effect of exchange rate changes on cash and cash equivalents	212	(1)
Net increase in cash and cash equivalents	$10,010	$45,297
Operating activities
During the three months ended June 30, 2021, net cash used in operating activities was $18.3 million, primarily resulting from our net loss of $27.3 million, partially offset by an increase in non-cash charges of $7.4 million, primarily consisting of an increase in stock-based compensation expense of $3.8 million, and an increase in cash of $1.6 million related to changes in our operating assets and liabilities. Net cash used by our changes in our operating assets and liabilities for the three months ended June 30, 2021 consisted primarily of a $1.2 million increase in prepaid expenses and other current assets, a $0.8 million decrease in research and development incentives receivable from the United Kingdom government due to the timing of vendor invoicing and payments, a net $0.6 million increase in cash related to changes in operating and financing right-of-use assets and lease liabilities and a $0.5 million increase in accrued expenses and other current liabilities.
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
Investing activities
During the three months ended June 30, 2021, net cash used in investing activities was $27.0 million, consisting of $59.5 million in proceeds from sales and maturities of short-term investments, partially offset by $32.2 million in purchases of available for sale securities and $0.3 million in purchases of property, plant and equipment.

During the three months ended June 30, 2020, net cash used in investing activities was $49.1 million, consisting of $125.8 million in purchases of available for sale securities and $0.9 million in purchases of property, plant and equipment, partially offset by $77.6 million in proceeds from sales and maturities of short-term investments.
Financing Activities
During the three months ended June 30, 2021, net cash provided by financing activities was $1.1 million, consisting of primarily $1.2 million in proceeds from the exercise of stock options.
During the three months ended June 30, 2020, net cash provided by financing activities $109.5 million, consisting of $75.2 million from the issuance of common stock, $32.9 million in net proceeds from the issuance of pre-funded warrants to purchase common stock in connection with our follow-on public offering in June 2020, $1.5 million in proceeds from the exercise of stock options, partially offset by $0.1 million of issuance costs.
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
Borrowings under the Hercules Loan Agreement bore interest at a rate per annum equal to 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022. As of June 30, 2021, there was no amount of outstanding principal under the Hercules Loan Agreement due and owing.
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
Funding requirements
Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and if and as we:
•conduct our current and future clinical trials with RP1, RP2 and RP3;
•further preclinical development of our platform;
•operate our own in-house manufacturing facility;
•seek to identify and develop additional product candidates;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•until our planned manufacturing facility is fully validated, continued limited manufacturing by third parties for clinical development.

•maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other drugs and technologies; and
•add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.
As of June 30, 2021, we had cash and cash equivalents and short-term investments of $458.3 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2021, will enable us to fund our overall operations into the second half of 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the SEC on May 20, 2021.
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
•CROs in connection with performing research activities and conducting preclinical studies and clinical trials on our behalf;
•CMOs in connection with the production of preclinical and clinical trial materials;
•investigative sites or other service providers in connection with clinical trials;
•vendors in connection with preclinical and clinical development activities; and
•vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
•the timing, progress, and results of our preclinical studies and clinical trials for our product candidates, and the timing, scope or likelihood of regulatory filings and approvals for any of our other product candidates;
•our ability to develop and advance any future product candidates based on our novel Immulytic platform and successfully complete clinical trials;
•our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;
•our ability to successfully commercialize any product candidate for which we receive regulatory approval and our expectations regarding the size of the patient populations or the market acceptance of our product candidates if approved for commercial use;
•our ability to compete with other biopharmaceutical, biotechnology companies and other third parties and risks associated with such third parties developing or commercializing products more quickly or marketing them more successfully than us;
•negative developments in the field of immuno-oncology including clinical or commercial developments that may be attributed to our product candidates;
•our history of losses, the likelihood that we will continue to incur substantial and increasing net losses in the future, and the likelihood that we will require additional financing to achieve our goals;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering RP1 and our other product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation of any third-party intellectual property rights;
•the costs of operating our in-house manufacturing facility and our reliance on third-party collaborators and clinical trial service providers;
•our compliance with domestic and foreign laws, rules and regulations and the consequences in the event that we fail to comply with such laws, rules and regulations;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•our competitive position, and developments and projections relating to our competitors and our industry; and

•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues.
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
We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;

•regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations, or CROs;
•clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
•we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
•changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;
•statutes or regulations could be amended or new ones could be adopted, especially in light of the new Administration in the United States;
•changes could be adopted in the regulatory review process for submitted product applications;
•the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a Biologics License Application, or BLA, or equivalent authorizations from comparable foreign regulatory authorities;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons such as international trade policies;
•we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;
•we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;
•regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;
•we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
•patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;
•there may be regulatory questions or disagreements regarding interpretations of data and results;
•the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•the FDA or comparable foreign regulatory authorities may disagree with our intended indications;
•the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
•the data collected from clinical trials of our product candidates, including our registration directed or registration intended trials, may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates;
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development; and
•we, the third parties on which we rely, and the FDA may have delays in the conduct of our respective operations as a result of the effects of the COVID-19 pandemic, which could result in delays or prevent our ability to receive marketing approval or commercialize our product candidates.
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

Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PDL-1 therapies, and may develop RP1 or our other product candidates for use with other therapies. Although we intend our IGNYTE anti-PD-1 failed melanoma cohort and our CERPASS trial to be registration directed, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.
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
We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:
•be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

•contain significant safety warnings, including boxed warnings, contraindications, and precautions;
•not be approved with label statements necessary or desirable for successful commercialization; or
•contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products.
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
In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:
•restrictions on manufacturing, distribution, or marketing of such products;

•restrictions on the labeling, including required additional warnings, such as black boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;
•modifications to promotional pieces;
•issuance of corrective information;
•requirements to conduct post-marketing studies or other clinical trials;
•clinical holds or termination of clinical trials;
•requirements to establish or modify a REMS or similar strategy;
•changes to the way the product candidate is administered;
•liability for harm caused to patients or subjects;
•reputational harm;
•the product becoming less competitive;
•warning, untitled, or cyber letters;
•suspension of marketing or withdrawal of the products from the market;
•regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recalls of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure or detention;
•FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or
•injunctions or the imposition of civil or criminal penalties, including imprisonment.
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
If we are successful in obtaining marketing approval from applicable regulatory authorities for RP1 or any of our other product candidates, our ability to generate revenues from our product candidates will depend on our success in:
•launching commercial sales of our product candidates, whether alone or in collaboration with others;
•receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market the product candidates;
•creating market demand for our product candidates through marketing, sales and promotion activities;
•hiring, training, and deploying a sales force or contracting with third parties to commercialize product candidates in the United States;
•manufacturing product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;

•establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
•maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•achieving market acceptance of our product candidates by patients, the medical community, and third- party payors;
•achieving appropriate reimbursement for our product candidates;
•effectively competing with other therapies; and
•maintaining a continued acceptable safety profile of our product candidates following launch.
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
In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize our product candidates in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize our product candidates include:
•the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our product candidates;
•our inability to effectively oversee a geographically dispersed sales and marketing team;
•the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•an inability to secure adequate coverage and reimbursement by government and private health plans;
•the clinical indications for which the products are approved and the claims that we may make for the products;
•limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
•any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.
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
Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:
•the efficacy of our product candidates in combination with marketed checkpoint blockade drugs;
•the commercial success of the checkpoint blockade drugs with which our products are co-administered;
•the prevalence and severity of adverse events associated with our product candidates or those products with which they are co-administered;
•the clinical indications for which the products are approved and the approved claims that we may make for the products;
•limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for our product candidates that may be more restrictive than other competitive products;

•changes in the standard of care for the targeted indications for our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
•the relative convenience and ease of administration of our product candidates by direct injection into tumors, a less common method for the administration of oncology therapies than systemic administration, which may result in slower adoption of our therapies;
•the relative convenience and ease of administration of any products with which our product candidates are co-administered;
•the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
•the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
•the price concessions required by third-party payors to obtain coverage;
•the extent and strength of our marketing and distribution of our product candidates;
•the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
•distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our product candidates or to which we agree as part of a REMS or voluntary risk management plan;
•the timing of market introduction of our product candidates, as well as competitive products;
•our ability to offer our product candidates for sale at competitive prices;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the extent and strength of our third-party manufacturer and supplier support;
•the actions of companies that market any products with which our product candidates are co-administered;
•the approval of other new products;
•adverse publicity about our product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
•potential product liability claims.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2021 and 2020, we reported a net loss of $27.3 million and $17.5 million, respectively. At June 30, 2021, we had an accumulated deficit of $220.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:
•completing research regarding, and preclinical and clinical development of, RP1 and our other product candidates;
•obtaining marketing approvals for RP1 and our other product candidates for which we complete clinical trials;

•developing a sustainable and scalable manufacturing process for RP1 and our other product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•launching and commercializing RP1 and our other product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
•obtaining market acceptance of RP1 and our other product candidates as viable treatment options;
•addressing any competing technological and market developments;
•identifying, assessing, acquiring and developing new product candidates;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•attracting, hiring, and retaining qualified personnel.
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
Our operations have consumed substantial amounts of cash since inception. At June 30, 2021, our cash and cash equivalents and short-term investments were $458.3 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing RP1 and our other product candidates, and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining marketing approvals for RP1 and our other product candidates if clinical trials are successful;
•the success of any collaborations;
•the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
•the cost and timing of operating our manufacturing facility;

•the cost of manufacturing RP1 and our other product candidates for clinical trials in preparation for marketing approval and commercialization;
•our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and
•the emergence of competing cancer therapies and other adverse market developments.
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our issued patents and issued patents that we license from third parties or may own have been and in the future may be challenged in the courts or patent offices in the United States and abroad. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be interpreted or reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. In addition, defending against challenges in respect of the inventorship, scope, validity or enforceability of our patents may be expensive, time consuming, difficult and in some cases may not be possible. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to obtain and maintain patent protection for our technology or inventions, or for RP1 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize RP1 or our other product candidates and future technologies or inventions may be adversely affected.

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
These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to conduct intellectual property related litigation or proceedings than we can. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. An adverse result in any litigation or other intellectual property related proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation in the United States, there is a risk that some of our trade secrets, know-how, or proprietary or confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in any such proceedings. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.
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
Any future collaborations we might enter into may pose a number of risks, including the following:
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could fail to make timely regulatory submissions for a product candidate;
•collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.
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
Additionally, if any future collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate development or commercialization of any product candidate it licenses to us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.
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
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the direct transfer of manufacturing processes or the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:
•loss of revenue from decreased demand for our products and/or product candidates;
•impairment of our business reputation or financial stability;
•costs of related litigation;
•substantial monetary awards to patients or other claimants;
•diversion of management attention;
•withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
•the inability to commercialize our product candidates;
•significant negative media attention;
•decreases in our stock price;
•initiation of investigations and enforcement actions by regulators; and
•product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.
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
The COVID-19 pandemic and the government and public health response continues to rapidly evolve and fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated orders. In light of the COVID-19 pandemic, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 pandemic on many clinical trial programs in the United States and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect to the outbreak's impacts on endpoints, data collection, study procedures, and analysis. Additionally, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which includes a number of provisions that are applicable to the pharmaceutical industry, and further acts, laws or regulations may be enacted or implemented in the future.
While the potential economic impact brought by, and the duration and severity of, the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic on our business will largely depend on future developments, which are highly uncertain, cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of any COVID-19 vaccines and actions taken in the United States and other countries to contain and treat the disease. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected, work against evolving COVID-19 strains or be made available or will be accepted on a significant scale and in a timely manner.
We do not yet know the full extent of the delays or impacts on our business, financing or clinical trial activities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. To the extent the COVID-19 pandemic materially impacts our business and financial results, it may also have the effect of significantly heightening many of the other risk described in this "Risk Factors" section.

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
•the success of competitive products or technologies;
•results of clinical trials of RP1 and our other product candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to the development of RP1 and our other product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions;
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances; and
•the other factors described in this “Risk factors” section.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
•the total expenses we incur in connection with equipping and operating our manufacturing facility;

•our ability to engage clinical trial sites in the U.S. and in foreign territories, obtain the approval for conducing our clinical trials in foreign territories from their regulatory authorities, as well as our ability to enroll the number of patients necessary in our clinical trials and the timing of enrollment;
•the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•the timing and outcomes of clinical and preclinical studies for RP1 and our other product candidates or competing product candidates;
•competition from existing and potential future products that compete with RP1 and our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of RP1 or our other product candidates;
•the level of demand for RP1 and our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with RP1 and our other product candidates;
•our ability to commercialize RP1 and our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
•the success of and our ability to establish and maintain collaborations, licensing or other arrangements;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile global economic environment.
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
Based on the number of shares outstanding as of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;
•the issuance of our equity securities;
•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status, and their existing products or product candidates and marketing approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†	Amended and Restated Employment Agreement, dated as of May 3, 2021, by and between Sushil Patel and Replimune, Inc.	10-K	May 20, 2021	10.11
10.2†	Employment Agreement, dated as of May 10, 2021, by and between Tanya Lewis and Replimune, Inc.[1]	10-K	May 20, 2021	10.12
10.3†	Stock Option Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.	10-K	May 20, 2021	10.13
10.4†	Restricted Stock Unit Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.	10-K	May 20, 2021	10.14
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed or furnished herewith. The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
† Indicates management contract or compensatory plan.

1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIMUNE GROUP, INC.

Dated: August 6, 2021	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)