Form 10-Q
period 2021-09-30
Replimune Group, Inc.
filed 2021-11-04
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 2, 2021 was 46,893,472.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$159,969	$182,518
Short-term investments	275,802	293,784
Research and development incentives receivable	2,887	2,953
Prepaid expenses and other current assets	5,726	4,492
Total current assets	444,384	483,747
Property, plant and equipment, net	7,178	7,442
Research and development incentives receivable, non-current	1,467	—
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,491	5,751
Right-to-use asset - financing leases	43,308	44,522
Total assets	$503,464	$543,098

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,154	$2,355
Accrued expenses and other current liabilities	9,991	8,735
Operating lease liabilities, current	967	970
Financing lease liabilities, current	2,524	2,487
Total current liabilities	16,636	14,547
Operating lease liabilities, non-current	4,822	5,078
Financing lease liabilities, non-current	24,594	24,745
Total liabilities	$46,052	$44,370
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2021 and March 31, 2021; 46,855,331 and 46,566,481 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	47	47
Additional paid-in capital	707,190	692,243
Accumulated deficit	(249,834)	(193,168)
Accumulated other comprehensive loss	9	(394)
Total stockholders' equity	457,412	498,728
Total liabilities and stockholders' equity	$503,464	$543,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$19,902	$14,050	$38,456	$26,207
General and administrative	9,345	5,613	18,172	11,289
Total operating expenses	29,247	19,663	56,628	37,496
Loss from operations	(29,247)	(19,663)	(56,628)	(37,496)
Other income (expense):
Research and development incentives	725	755	1,513	1,441
Investment income	80	178	172	705
Interest expense on finance lease liability	(557)	(562)	(1,115)	(1,123)
Interest expense on debt obligations	—	(286)	—	(570)
Other (expense) income	(356)	(517)	(608)	(545)
Total other (expense) income, net	(108)	(432)	(38)	(92)
Net loss	$(29,355)	$(20,095)	$(56,666)	$(37,588)
Net loss per common share, basic and diluted	$(0.56)	$(0.46)	$(1.09)	$(0.90)
Weighted average common shares outstanding, basic and diluted	52,081,325	44,015,786	51,962,795	41,950,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(29,355)	$(20,095)	$(56,666)	$(37,588)
Other comprehensive loss:
Foreign currency translation gain (loss)	219	626	443	614
Net unrealized (loss) gain on short-term investments, net of tax of $0	—	(47)	(40)	(244)
Comprehensive loss	$(29,136)	$(19,516)	$(56,263)	$(37,218)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	224	224
Unrealized loss on short-term investments	—	—	—	—	(40)	(40)
Exercise of stock options	163,970	—	1,173	—	—	1,173
Stock-based compensation expense	—	—	6,250	—	—	6,250
Net loss	—	—	—	(27,311)	—	(27,311)
Balances as of Balances as of June 30, 2021	46,730,451	$47	$699,666	$(220,479)	$(210)	$479,024
Foreign currency translation adjustment	$—	$—	$—	$—	$219	$219
Unrealized loss on short-term investments	—	$—	$—	$—	$—	$—
Exercise of stock options	124,880	$—	$1,211	$—	$—	$1,211
Stock-based compensation expense	—	$—	$6,313	$—	$—	$6,313
Net loss	—	$—	$—	$(29,355)	$—	$(29,355)
Balances as of September 30, 2021	46,855,331	$47	$707,190	$(249,834)	$9	$457,412

Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $2,100 issuance costs	—	—	32,900	—	—	32,900
Issuance of common stock, net of issuance costs and underwriter fees of $5,117	3,478,261	3	74,879			74,882
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Unrealized loss on short-term investments	—	—	—	—	(196)	(196)
Exercise of stock options	133,416	—	1,547	—	—	1,547
Stock-based compensation expense	—	—	2,468	—	—	2,468
Net loss	—	—	—	(17,493)	—	(17,493)
Balances as of Balances as of June 30, 2020	40,280,420	$40	$408,755	$(129,791)	$(1,190)	$277,814
Foreign currency translation adjustment	—	$—	$—	$—	$626	$626
Unrealized loss on short-term investments	—	$—	$—	$—	$(47)	$(47)
Exercise of stock options	31,852	$—	$291	$—	$—	$291
Stock-based compensation expense	—	$—	$2,801	$—	$—	$2,801
Net loss	—	$—	$—	$(20,095)	$—	$(20,095)
Balances as of September 30, 2020	40,312,272	$40	$411,847	$(149,886)	$(611)	$261,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(56,666)	$(37,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,563	5,269
Depreciation and amortization	1,050	816
Net amortization of premiums and discounts on short-term investments	1,284	409
Noncash interest expense	—	126
Changes in operating assets and liabilities:
Research and development incentives receivable	(1,513)	(1,438)
Prepaid expenses and other current assets	(1,252)	(1,932)
Operating lease, right-of-use-asset	217	238
Finance lease, right-of-use-asset	1,214	1,188
Accounts payable	750	(1,198)
Accrued expenses and other current liabilities	1,293	2,023
Operating lease liabilities	(215)	(182)
Net cash used in operating activities	(41,275)	(32,269)
Cash flows from investing activities:
Purchases of property, plant and equipment	(719)	(1,007)
Purchase of short-term investments	(111,356)	(196,535)
Proceeds from sales and maturities of short-term investments	128,015	103,618
Net cash provided by (used in) investing activities	15,940	(93,924)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	—	(100)
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	—	74,883
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	—	32,900
Payment of issuance costs	—	—
Principal payment of finance lease obligation	(114)	(42)
Proceeds from exercise of stock options	2,384	1,838
Net cash provided by financing activities	2,270	109,479
Effect of exchange rate changes on cash, cash equivalents and restricted cash	516	540
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,549)	(16,174)
Cash, cash equivalents and restricted cash at beginning of period	184,154	61,136
Cash, cash equivalents and restricted cash at end of period	$161,605	$44,962
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$445
Cash paid for income taxes, net	$43	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	177	79
Lease assets obtained in exchange for new operating lease liabilities	—	1,580
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $29,355 and $20,095 for the three months ended September 30, 2021 and 2020, respectively and net losses of $56,666 and $37,588 for the six months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $249,834. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
Impact of the COVID-19 coronavirus
In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The impact of this pandemic has been, and may continue to be, extensive in many aspects of society, which has resulted, and may continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world.
In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for the Company’s employees, other than those in its laboratory, those performing manufacturing functions and certain other employees as deemed appropriate from time to time. For those employees, the Company has implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company continues to evolve its work-from-home policies toward return-to-office policies, as applicable under the circumstances while following local, state and federal guidelines and safety practices. The Company has taken these and other precautionary steps while maintaining business continuity in order to continue to progress its programs. While there has been no prolonged material disruption to the Company’s business to date, the impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.
2. Summary of significant accounting policies

Principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Replimune UK, Replimune US, Replimune Securities Corporation and Replimune (Ireland) Limited after elimination of all intercompany accounts and transactions.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and six months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and six months ended September 30, 2021 and 2020 and its cash flows for the six months ended September 30, 2021 and 2020. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2021 and 2020 are unaudited. The results for the three and six months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending March 31, 2022, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the Securities and Exchange Commission on May 20, 2021.
During the three and six months ended September 30, 2021, there have been no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2021 which was filed with the Securities and Exchange Commission on May 20, 2021, except as described below.
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU 2019-12 effective April 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$128,906	$—	$128,906
US Government Agency bonds	—	36,712	—	36,712
US Treasury bonds	—	239,090	—	239,090
	$—	$404,708	$—	$404,708

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$150,734	$—	$150,734
US Government Agency bonds	—	67,012	—	67,012
US Treasury bonds	—	226,772	—	226,772
	$—	$444,518	$—	$444,518
The underlying securities held in the money market funds held by the Company are all government backed securities.
During the three and six months ended September 30, 2021 and 2020, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2021 and March 31, 2021.
4. Short-term investments
Short-term investments by investment type consisted of the following:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$36,714	$3	$(5)	$36,712
US Treasury bonds	239,083	24	(17)	239,090
	$275,797	$27	$(22)	$275,802

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	67,017	12	(17)	67,012
US Treasury bonds	226,722	55	(5)	226,772
	$293,739	$67	$(22)	$293,784
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2021	March 31, 2021
Office equipment	$834	$830
Computer equipment	1,709	1,695
Plant and laboratory equipment	7,147	6,369
Leasehold improvements	784	784
Construction in progress	402	412
	10,876	10,090
Less: Accumulated depreciation and amortization	(3,698)	(2,648)
	$7,178	$7,442
Depreciation and amortization expense was $532 and $1,050 for the three and six months ended September 30, 2021, respectively, and $425 and $816 for the three and six months ended September 30, 2020, respectively. Depreciation and amortization expense are recorded within research and development and general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	March 31, 2021
Accrued research and development costs	$5,004	$3,862
Accrued compensation and benefits costs	3,615	3,952
Accrued professional fees	471	407
Other	901	514
	$9,991	$8,735

7. Long-term debt
For the periods ended September 30, 2021 and March 31, 2021, there are no debt balances outstanding.
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
On June 1, 2020, the Company entered into the First Amendment to the Hercules Loan Agreement (the “Hercules First Amendment”), to, among other things, increase the aggregate principal amount of the secured term loan facility from $30,000 to $40,000. Pursuant to the Hercules First Amendment, subject to the achievement of certain milestones, the Company could have borrowed three tranches of up to $10,000 between October 1, 2020 and December 15, 2020, July 1, 2020 and June 30, 2021, and July 1, 2021 and December 15, 2021, respectively. The Company incurred $100 in additional closing and legal fees in connection with Hercules First Amendment which were capitalized and were amortized as part of the effective yield.
On December 15, 2020, the Company entered into a payoff letter with respect to the Hercules Loan Agreement (the "Payoff Letter"), which resulted in a loss on extinguishment of debt of $913 including both cash and non-cash expense. Pursuant to the Payoff Letter, the Company paid a total of $10,839 to Hercules, representing $10,000 in outstanding principal, $495 end of term charge, $300 early termination fee and $44 in accrued interest. In connection with the execution of the Payoff Letter and the repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, the Hercules Loan Agreement and the related loan documents were terminated.
The Term Loan Facility was secured by substantially all of the Company’s assets, but excluding its intellectual property, and subject to certain exceptions and exclusions. All liens on the Company’s assets held by Hercules were released in connection with the execution of the Payoff Letter.
In connection with entering into the Hercules Loan Agreement and the Hercules First Amendment,, the Company paid Hercules $355 and $100 of upfront fees, respectively. Such upfront fees included closing costs and legal fees associated with entering into the respective agreements, and were recorded as a debt discount.
The Company did not recognize any aggregate interest expense under the Hercules Loan Agreement during the three and six months ended September 30, 2021. During the three and six months ended September 30, 2020, the Company recognized aggregate interest expense under the Hercules Loan Agreement of $286 and $570, respectively, which included non-cash interest expense of $63 and $126, respectively. Non-cash interest expense related to the amortization of the debt discount was $0 during the three and six months ended September 30, 2021 and $29 and $56, respectively, during the three and six months ended September 30, 2020. The accretion of the final payment was $0 for the three and six months ended September 30, 2021 and $34 and $70 for the three and six months ended September 30, 2020, respectively.

8 Stockholders’ equity
Common stock
As of September 30, 2021 and March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
As of September 30, 2021 and March 31, 2021, the Company had reserved 16,875,800 and 14,572,115 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common stock, respectively.
Undesignated preferred stock
As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2021.
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
The Company did not issue or sell any shares under the 2020 Sales Agreement during the quarter ended September 30, 2021 or during the year ended March 31, 2021.
Equity offerings
In November 2019, pursuant to an underwriting agreement (the “November 2019 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the “November 2019 Underwriters”), the Company issued and sold to the November 2019 Underwriters (a) 4,516,561 shares of the Company’s common stock (the “November 2019 Shares”), inclusive of the November 2019 Underwriters partially exercised 30-day option to purchase 838,530 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock (the “November 2019 Pre-Funded Warrants”). The November 2019 shares were sold to the November 2019 Underwriters (the “November 2019 Offering”) at the public offering price of $13.61 per share and the November 2019 Pre-Funded Warrants were sold at a public offering price of $13.6099 per November 2019 Pre-Funded

Warrant, which represented the per share public offering price for the November 2019 Shares less a $0.0001 per share exercise price for each such November 2019 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $85,598 in the November 2019 Offering, after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.
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
In June 2020, pursuant to an underwriting agreement (the “June 2020 Underwriting Agreement”) with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (the "June 2020 Underwriters”), the Company sold to the June 2020 Underwriters (a) 3,478,261 shares of the Company’s common stock (the “June 2020 Shares”), inclusive of the June 2020 Underwriters fully exercised 30-day option to purchase 652,173 shares of the Company's common stock, and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock (the “June 2020 Pre-Funded Warrants”). The June 2020 Shares were sold to the June 2020 Underwriters at the public offering price of $23.00 per share and the June 2020 Pre-Funded Warrants were sold at a public offering price of $22.9999 per June 2020 Pre-Funded Warrant, which represented the per share public offering price for the June 2020 Shares less a $0.0001 per share exercise price for each such June 2020 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.
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
In October 2020, pursuant to an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein, the Company issued and sold to such underwriters (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters fully exercised 30-day option to purchase 937,500 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock (the “October 2020 Pre-Funded Warrants”). Such shares of the Company’s common stock were sold to such underwriters at the public offering price of $40.00 per share and the October 2020 Pre-Funded Warrants were sold at a public offering price of $39.9999 per October 2020 Pre-Funded Warrant, which represented the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each October 2020 Pre-Funded Warrant. The Company received aggregate net proceeds of approximately $269,975 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $17,525.
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
Other than as set forth in Note 9 and Note 10 to these consolidated financial statements, the 5,284,238 Pre-Funded Warrants are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of September 30, 2021, none of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, or the October 2020 Pre-Funded Warrants had been exercised.
9 Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,227	$1,298	$4,685	$2,297
General and administrative	4,086	1,503	7,878	2,972
	$6,313	$2,801	$12,563	$5,269

     The following table summarizes stock-based compensation expense by award type for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Stock options	$5,093	$2,801	$10,268	$5,269
Restricted stock units	1,220	—	2,295	—
	$6,313	$2,801	$12,563	$5,269
2015 Enterprise Management Incentive Share Option Plan
The 2015 Enterprise Management Incentive Share Option Plan of Replimune UK (the “2015 Plan”) provided for Replimune UK to grant incentive stock options, non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2015 Plan only to the Company’s employees, including officers and directors who were also employees. Non-statutory stock options were granted under the 2015 Plan to employees, members of the board of directors, outside advisors and consultants of the Company.
2017 Equity Compensation Plan
In July 2017, in conjunction with reorganization by Replimune Limited, pursuant to which each shareholder thereof exchanged their outstanding shares in Replimune Limited for shares in Replimune Group, Inc., on a one-for-one basis (the "Reorganization"), the 2015 Plan was terminated, and all awards were cancelled with replacement awards issued under the 2017 Equity Compensation Plan (the “2017 Plan”). Subsequent to the Reorganization, no additional grants have been or will be made under the 2015 Plan and any outstanding awards under the 2015 Plan have continued, and will continue with their original terms. The Company concluded that the cancellation of the 2015 Plan and issuance of replacement awards under the 2017 Plan was a modification with no change in the material rights and preferences and therefore no recorded change in the fair value of each respective award.
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of September 30, 2021. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, or such lesser amount as determined by the Board. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2021, including the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and the October 2020 Pre-Funded Warrants. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. As of September 30, 2021, 1,846,546 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is in closest proximity to the one year anniversary of the date of grant.
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

Out-of-Plan Inducement Grant

In May 2021, the Company granted an equity award to a newly hired executive as a material inducement to enter into employment with the Company. The grant constitutes an "employment inducement grant" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grant included a nonqualified stock option to purchase up to 125,000 shares of the Company's common stock, as well as a restricted stock unit grant representing 88,333 shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grant is included in the stock option and RSU award tables below.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.96%	0.33%	1.11%	1.08%
Expected term (in years)	6.1	6.1	6.0	6.4
Expected volatility	79.4%	75.3%	80.2%	74.6%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	6,460,184	$13.26	7.95	$116,193
Granted	1,309,087	$32.49
Exercised	(288,850)	$8.26		$7,104
Cancelled	(482,324)	$23.10
Outstanding as of September 30, 2021	6,998,097	$16.38	7.63	$100,863
Options exercisable as of March 31, 2021	2,698,708	$8.38	6.79	$59,717
Options exercisable as of September 30, 2021	3,573,726	$9.54	6.54	$71,819
As of September 30, 2021, there was $47.2 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.65 years.
The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2021 and 2020 was $22.25 and $8.28, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2021 was $7.1 million.
Restricted stock units

A summary of the changes in the Company's RSUs during the three months ended September 30, 2021 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	15,975	34.15
Granted	713,571	32.76
Vested	—	—
Cancelled	(30,346)	31.66
Outstanding as of September 30, 2021	699,200	32.84
As of September 30, 2021, there was $20.7 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.63 years. As of March 31, 2021, there was $0.5 million of unrecognized compensation cost related to unvested restricted stock units.
10 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(29,355)	$(20,095)	$(56,666)	$(37,588)
Denominator:
Weighted average common shares outstanding, basic and diluted	52,081,325	44,015,786	51,962,795	41,950,401
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.46)	$(1.09)	$(0.90)
The November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and the October 2020 Pre-Funded Warrants are included as outstanding common stock in the calculation of basic and diluted net loss per share attributable to common stockholders.
The Company’s potentially dilutive securities, which include stock options and warrants to purchase shares of common stock that resulted from the conversion of warrants to purchase shares of series seed preferred stock existing before the Company's IPO, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended September 30,
	2021	2020
Options to purchase common stock	6,998,097	6,665,346
Warrants to purchase common stock	497,344	497,344
	7,495,441	7,162,690

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
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three and six months ended September 30, 2021 and 2020, the Company did not make any payments to Regeneron under the terms of the agreement. As of September 30, 2021 and March 31, 2021, the Company recorded $1.6 million and $1.3 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
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
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,214	$1,214
Interest on lease liabilities	557	562	1,115	1,123
Operating lease costs	245	237	487	467
Total lease cost	$1,409	$1,406	$2,816	$2,804
The Company incurred finance lease amortization costs of $607 and $1,214 for the three and six months ended September 30, 2021, respectively, of which $517 and $1,035 are recognized in research and development expenses. For the three and six months ended September 30, 2020, the Company incurred finance lease amortization costs of $607 and $1,214, respectively, of which $518 and $1,035 are recognized in research and development costs. In addition, the Company incurred interest expense on finance leases of $557 and $1,115, respectively, for the three and six months ended September 30, 2021, of which $468 and $936 are recognized in research and development. For the three and six months ended September 30, 2020, the Company incurred $562 and $1,123 of interest expense on finance leases, of which $471 and $942 are recognized in research and development. For the three and six months ended September 30, 2021, the Company recognized $89 and $178 of operating lease costs within general and administrative expenses. For the three and six months ended September 30, 2020, the Company recognized $89 and 179 of operating lease costs within general and administrative expenses. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of September 30, 2021:

	September 30, 2021
	Operating leases	Financing lease	Total
2022 (remaining six months)	$482	$1,259	$1,741
2023	971	2,562	3,533
2024	981	2,639	3,620
2025	990	2,718	3,708
2026	999	2,799	3,798
Thereafter	4,023	40,905	44,928
Total lease payments	8,446	52,882	61,328
Less: interest	2,657	25,764	28,421
Total lease liabilities	$5,789	$27,118	$32,907
The following table provides lease disclosure as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Leases
Right-to-use operating lease asset	$5,491	$5,751
Right-to-use finance lease asset	43,308	44,522
Total lease assets	$48,799	$50,273

Operating lease liabilities, current	$967	$970
Finance lease liabilities, current	2,524	2,487
Operating lease liabilities, non-current	4,822	5,078
Finance lease liabilities, non-current	24,594	24,745
Total lease liabilities	$32,907	$33,280
The following table provides lease disclosure for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021		2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$487		$391
Operating cash flows from finance leases	$1,115		$1,122
Financing cash flows from finance leases	$114		$42
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$1,580
Weighted-average remaining lease term - operating leases	8.3	years	9.3	years
Weighted-average remaining lease term - financing leases	17.8	years	18.8	years
Weighted-average discount rate - operating leases	9.8%		9.6%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for three and six months ended September 30, 2021 and 2020.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2021 and March 31, 2021, the Company had committed to minimum payments under these arrangements totaling $1,266 and $1,651, respectively, through March 31, 2022.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2021 or March 31, 2021.
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
13 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	September 30, 2021	March 31, 2021
United States	$6,514	$6,610
United Kingdom	664	556
	$7,178	$7,166

14 Subsequent Events

On November 2, 2021, Replimune Limited entered into a lease agreement with MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited for the lease of approximately 2,951 rentable square feet located at 71 Innovation Drive, Milton Park, Abingdon, Oxfordshire, United Kingdom. The Premises are adjacent to the Company’s existing facility in Oxfordshire, United Kingdom and will be used for research and development, laboratory and office space. The lease commenced on November 1, 2021, with rental payments scheduled to commence on February 1, 2022 and to continue for approximately 4 years and 9 months thereafter. The Company’s base rent obligation will be eighty-two thousand pounds (£82,000) per annum.

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
We continue our collaboration with BMS under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in our multi-cohort Phase 1/2 IGNYTE clinical trial. This trial includes a registration directed Phase 2 cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the safety and clinical activity of the combination of RP1 and nivolumab in patients with melanoma who failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021 we held a Type B meeting with the United States Federal Drug Administration (the "FDA") to discuss the design of this cohort in the IGNYTE trial. In this meeting, the FDA expressed its view that while a randomized controlled clinical trial would always be preferred for registration purposes, in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that as is required under the FDA's accelerated approval pathway, we would need to conduct a randomized confirmatory trial. We intend to discuss the design of the confirmatory trial with the FDA prior to a BLA submission. We expect to complete enrollment in mid-year 2022 and release initial interim data from this cohort in late 2022. In order to document sufficient durability of response, an important secondary endpoint of the study, the timing of the primary analysis upon which a filing is intended to be made is expected to be triggered in mid-year 2023. In connection with a presentation at SITC in October 2020 we announced updated clinical data from the IGNYTE Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab from the cohorts of patients with melanoma and non-melanoma skin cancers. As reported, RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising anti-tumor activity in patients with skin cancers, including in patients with anti-PD-1 failed melanoma, and in patients with CSCC. In June 2021 we presented a data update from these cohorts of RP1 in combination with nivolumab that showed compelling depth and durability of response and which we believe strongly supports these ongoing studies in CSCC and anti-PD-1 failed melanoma.

We continue to enroll patients in other IGNYTE Phase 2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. Currently, enrollment is ongoing in a 60 patient cohort with non-melanoma skin cancer, or NMSC, (including the recent addition of 30 patients who have failed prior anti-PD-1 therapy); a 30 patient anti-PD-1 failed cohort with MSI-H/dMMR tumors and a 30 patient cohort with anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC. We have completed enrollment in the original 30 NMSC patient cohort (anti-PD-1 naïve) of RP1 in combination with nivolumab and continue to enroll patients with anti-PD-1 failed NMSC. We expect to provide updated data from the NMSC anti-PD-1 naïve patients and initial data from the NMSC anti-PD-1 failed patients in the first quarter of 2022. Due to development challenges in the anti-PD-1 naïve setting for our cohort with MSI-H/dMMR tumors we have decided to not pursue RP1 in combination with nivolumab for this cohort but instead enroll patients with anti-PD-1 failed disease, for which a protocol amendment was made in the third quarter of 2021. As previously reported, dosing is underway in our 30 patient cohort of RP1 in combination with nivolumab in anti-PD(L)-1 failed NSCLC. A recently filed amendment to the IGNYTE protocol includes modifications to the patient eligibility criteria for this NSCLC cohort which are expected to enhance enrollment into this cohort of the clinical trial. We had expected to provide initial data from our NSCLC cohort of RP1 in combination with nivolumab in the first quarter of 2022, however, the changes we have made to facilitate enrollment are not expected to take effect in time to meet prior guidance and initial data is now expected to be released later in 2022.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, or ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with recurrent skin cancers. The protocol has been amended to enroll up to 65 patients with potentially registrational intent. While enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk, we expect to present initial data from this clinical trial in the first quarter of 2022.
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
We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. In October 2020, we presented positive data from the single agent RP2 portion of the clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. In June 2021 we presented a data update from both the RP2 single agent and combination portions of this clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. We have fully enrolled the initial 30 patient Phase 1 clinical trial evaluating RP2 in combination with nivolumab in difficult to treat cancers and we expect to provide updated data from this program in the second half of 2021. We have filed a protocol amendment to expand this clinical trial with the intent to enroll patients with liver metastases from various prevalent tumor types, including patients with lung cancers and breast and gastrointestinal cancers including colorectal cancer.
We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to begin clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. Initial data from the RP3 single agent cohort is expected to be presented in the first quarter of 2022. In addition to this cohort, we expect to begin enrolling a cohort evaluating RP3 in combination with anti-PD-1 therapy in solid tumor patients early in 2022, including patients with liver metastases from various prevalent tumor types such as lung cancer, breast cancer, head and neck cancer and gastrointestinal cancers including colorectal cancer.
Based on the observation of clinical responses in patients with liver metastases from a range of difficult to treat tumor types following treatment with RP1 in combination with nivolumab and/or with RP2 alone or in combination with nivolumab, and the fact that treating liver metastases is a considerable unmet need in patients with advanced cancer, we plan to initiate a broad clinical development program with RP2 and/or RP3 intended to include a range of prevalent tumor types around mid-year 2022. We expect to announce the details of this program in the first quarter of 2022.

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
Since our initial public offering, or IPO, on July 24, 2018, we have raised an aggregate of approximately $569.0 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $463.4 million was from three separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020 and October 2020, respectively, and $4.4 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 13,619,822 shares of our common stock and pre-funded warrants to purchase 5,284,238 shares of common stock in the Public Offerings, and 287,559 shares of common stock through our at-the-market facility.
Funds affiliated with two separate institutional investors hold all of our outstanding pre-funded warrants. Other than as set forth in Notes 8, 9 and 10 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, the shares of our common stock into which our outstanding pre-funded warrants are exercisable are not included in the number of issued and outstanding shares of our common stock set forth in this Quarterly Report.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $29.4 million and $20.1 million for the three months ended September 30, 2021 and 2020, respectively, and $56.7 million and $37.6 million for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $249.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of September 30, 2021, we had cash and cash equivalents and short-term investments of $435.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”
The COVID-19 pandemic
We are continuing to monitor the global outbreak and spread of COVID-19, including evolving COVID-19 viral strains, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. For example, we have implemented a global work-from-home policy for certain employees who are able to perform their duties remotely. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees we deem essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company continues to evolve its work-from-home policies toward return-to-office policies, as applicable under the circumstances while following local, state and federal guidelines and safety practices. The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been impacted by the pandemic. For example, the enrollment of our clinical trial of RP1 in liver and kidney transplant patients with CSCC, representing highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including new viral strains of

COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information, see “Risk Factors—Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.
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
•costs of outside consultants engaged in research and development functions, including their fees, stock-based compensation and related travel expenses;
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

The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$4,205	$7,451	$7,907	$13,448
RP2	3,707	638	6,786	881
RP3	321	—	559	—
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,984	5,164	18,238	10,225
Other	2,685	797	4,966	1,653
Total research and development expenses	$19,902	$14,050	$38,456	$26,207
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
•our ability to maintain, expand and protect our rights in our intellectual property portfolio;
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
Income taxes
Since our inception and through September 30, 2021, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.

Results of operations
Comparison of the three months ended September 30, 2021 and 2020
The following chart summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$19,902	$14,050	$5,852
General and administrative	9,345	5,613	3,732
Total operating expenses	29,247	19,663	9,584
Loss from operations	(29,247)	(19,663)	(9,584)
Other income (expense):
Research and development incentives	725	755	(30)
Investment income	80	178	(98)
Interest expense on finance lease liability	(557)	(562)	5
Interest expense on debt obligations	—	(286)	286
Other (expense) income	(356)	(517)	161
Total other income (expense), net	(108)	(432)	324
Net loss	$(29,355)	$(20,095)	$(9,260)
Research and development expenses

	Three Months Ended September 30,
	2021	2020	Change
Direct research and development expenses by program:
RP1	4,205	7,451	(3,246)
RP2	3,707	638	3,069
RP3	321	—	321
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	8,984	5,164	3,820
Other	2,685	797	1,888
Total research and development expenses	$19,902	$14,050	$5,852
Research and development expenses for the three months ended September 30, 2021 were $19.9 million, compared to $14.1 million for the three months ended September 30, 2020. The change in our research and development expense between our product candidates is associated with technology transfer and process development underway in readiness for bringing our manufacturing facility online to support all of our clinical development activities, as our facility focused on the manufacturing of RP2 during the three months ended September 30, 2021, as well as continued clinical trial development of these product candidates.
Furthermore, the increase of $5.9 million was due primarily to an increase of approximately $5.7 million in unallocated research and development costs. The increase in unallocated research and development costs is mainly attributable to a $3.8 million in personnel-related costs, including a $2.9 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.9 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $2.2 million and $1.3 million, respectively.

General and administrative expenses
General and administrative expenses were $9.3 million for the three months ended September 30, 2021, compared to $5.6 million for the three months ended September 30, 2020. The increase of $3.7 million is primarily the result of an increase of $3.4 million in personnel related costs, including stock-based compensation of $2.6 million, and $0.8 million in payroll and fringe. The increase in personnel related costs was driven by the continued hiring of additional personnel in our general and administrative functions as we expand our operations.
Total other income (expense), net
Other income (expense) was $(0.1) million for the three months ended September 30, 2021, compared to $(0.4) million for the three months ended September 30, 2020. The net change of $0.3 million is primarily attributable to an increase of $0.3 million in other income as a result of payments made for interest expense on debt obligations in the prior year which were not incurred during the current quarter, as well as an increase of $0.2 million in other income due to the changes in foreign exchange rates of the Great British Pound to United States Dollar. These increases in other income were partially offset by a $0.1 million decrease in investment income as a result of declining market conditions, which have decreased the rate of return on investments.
Comparison of the six months ended September 30, 2021 and 2020
The following chart summarizes our results of operations for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$38,456	$26,207	$12,249
General and administrative	18,172	11,289	6,883
Total operating expenses	56,628	37,496	19,132
Loss from operations	(56,628)	(37,496)	(19,132)
Other income (expense):
Research and development incentives	1,513	1,441	72
Investment income	172	705	(533)
Interest expense on finance lease liability	(1,115)	(1,123)	8
Interest expense on debt obligations	—	(570)	570
Other (expense) income	(608)	(545)	(63)
Total other income (expense), net	(38)	(92)	54
Net loss	$(56,666)	$(37,588)	$(19,078)
Research and development expenses

	Six Months Ended September 30,
	2021	2020	Change
Direct research and development expenses by program:
RP1	7,907	13,448	(5,541)
RP2	6,786	881	5,905
RP3	559	—	559
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	18,238	10,225	8,013
Other	4,966	1,653	3,313
Total research and development expenses	$38,456	$26,207	$12,249

Research and development expenses for the six months ended September 30, 2021 were $38.5 million, compared to $26.2 million for the six months ended September 30, 2020. The increase of $12.2 million was due primarily to an increase of approximately 11.3 million in unallocated research and development costs, as well as a net increase of approximately $0.9 million in direct research costs related to our ongoing clinical trials for RP1, RP2 and RP3. The change in our research and development expense between our product candidates is associated with technology transfer and process development underway in readiness for bringing our manufacturing facility online to support all of our clinical development activities, as our facility focused on the manufacturing of RP2 during the six months ended September 30, 2021, as well as continued clinical trial development of these product candidates.
The increase in unallocated research and development costs is mainly attributable to a $8.0 million in personnel-related costs, including a $5.7 million increase in payroll and fringe benefits and a stock-based compensation increase of $2.4 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications during the first half of the year. Personnel related costs for the six months ended September 30, 2021 and 2020 included stock-based compensation expense of $4.7 million and $2.3 million, respectively.
General and administrative expenses
General and administrative expenses were $18.2 million for the six months ended September 30, 2021, compared to $11.3 million for the six months ended September 30, 2020. The increase of $6.9 million is primarily the result of an increase of $6.6 million in personnel related costs, including stock-based compensation of $4.9 million, and an increase of $1.6 million in payroll and fringe. The increase in personnel related costs was driven by the hiring of additional personnel, including the Company's initial expenses related to commercial personnel associated with pre-launch commercial planning and initial build of the Company's commercial infrastructure. Personnel related costs for the six months ended September 30, 2021 and 2020 included stock-based compensation expense of $7.9 million and $3.0 million, respectively.
Total other income (expense), net
Other income (expense) was $(38.0) thousand for the six months ended September 30, 2021, compared to $(0.1) million for the six months ended September 30, 2020. The net change in expense of $0.1 million is primarily attributable to an increase of $0.6 million in other income as a result of payments made for interest expense on debt obligations in the prior year which were not incurred during the current year. This increase is offset by a $0.5 million decrease in investment income as a result of declining market conditions, which have decreased the rate of return on investments during the first six months of the year, as well as a decrease of 0.1 million in other income due to the changes in foreign exchange rates of the Great British Pound to United States Dollar.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the incurrence of debt. Through September 30, 2021, we had received gross proceeds of $655.8 million from our sales of equity instruments and $10.0 million from our incurrence of debt under the term loan facility with Hercules, which was repaid in full in December 2020. As of September 30, 2021, we had cash and cash equivalents and short-term investments of $435.8 million.

In July 2018, we completed our IPO and issued and sold 7,407,936 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $101.2 million after deducting underwriting discounts, commissions and other offering expenses of approximately $9.9 million. In the fourth calendar quarter of 2019, we closed a registered public offering for the issuance and sale of 4,516,561 shares of our common stock at a public offering price of $13.61 per share and pre-funded warrants to purchase 2,200,000 shares of our common stock at a purchase price of $13.6099 per pre-funded warrant, which was equal to the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds from the offering of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses of approximately $5.8 million. In June 2020, we closed a second registered public offering for the issuance and sale of 3,478,261 shares of our common stock at a public offering price of $23.00 per share and pre-funded warrants to purchase 1,521,738 shares of our common stock at a purchase price of $22.9999 per pre-funded warrant, which was equal to the public offering price per share of the common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds from the offering of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses of approximately $7.2 million. In October 2020, we closed a third registered public offering for the issuance and sale of 5,625,000 shares of our common stock at a public offering price of $40.00 per share and pre-funded warrants to purchase 1,562,500 shares of our common stock at a purchase price of $39.9999 per pre-funded warrant, which was equal to the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. We received aggregate net proceeds from the offering of approximately $270.0 million after deducting underwriting discounts, commissions and other offering expenses of approximately $17.5 million.

In addition to registered public equity offerings, we also established an at-the-market offering program pursuant to a sales agreement that we entered into with SVB Leerink LLC, or the Agent, on August 8, 2019, or the 2019 Sales Agreement. Under the 2019 Sales Agreement, and prior to its amendment in June 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In June 2020, we amended the 2019 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $30.0 million. We sold 287,559 shares of our common stock under the 2019 Sales Agreement for net proceeds of approximately $4.4 million. On August 11, 2020, in connection with our entry into a separate sales agreement with the Agent, or the 2020 Sales Agreement, we and the Agent mutually agreed to terminate the 2019 Sales Agreement. Under the 2020 Sales Agreement, and prior to its amendment in October 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In October 2020, we amended the 2020 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $62.5 million. We have not sold any shares of our common stock under the 2020 Sales Agreement.

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
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30, 2021
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(41,275)	$(32,269)
Net cash provided by (used in) investing activities	15,940	(93,924)
Net cash provided by financing activities	2,270	109,479
Effect of exchange rate changes on cash and cash equivalents	516	540
Net decrease in cash and cash equivalents	$(22,549)	$(16,174)
Operating activities
During the six months ended September 30, 2021, net cash used in operating activities was $41.3 million, primarily resulting from our net loss of $56.7 million, partially offset by an increase in non-cash charges of $14.9 million, primarily consisting of an increase in stock-based compensation expense of $7.3 million, and an increase in cash of $0.5 million related to changes in our operating assets and liabilities. Net cash used by our changes in our operating assets and liabilities for the six months ended September 30, 2021 consisted primarily of a $1.5 million increase in research and development incentives receivable from the United Kingdom government due to the timing of vendor invoicing and payments, a $1.3 million increase in prepaid expenses and other current assets, a $1.3 million increase in accrued expenses and other current liabilities, and net $1.2 million change in operating and financing right-of-use assets and lease liabilities.
During the six months ended September 30, 2020, net cash used in operating activities was $32.3 million, primarily resulting from our net loss of $37.6 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $6.6 million. Net cash used by our changes in our operating assets and liabilities for the six months ended September 30, 2020 consisted primarily of a $1.4 million increase in research and development incentive receivables, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures, $1.9 million increase in prepaid expenses and other current assets and $1.2 million decrease in accounts payable, partially offset by $2.0 million net decrease related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use asset). The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.
Investing activities
During the six months ended September 30, 2021, net cash used in investing activities was $15.9 million, consisting of $128.0 million in proceeds from sales and maturities of short-term investments, partially offset by $111.4 million in purchases of available for sale securities and $0.7 million in purchases of property, plant and equipment.
During the six months ended September 30, 2020, net cash used in investing activities was $93.9 million, consisting of $196.5 million in purchases of available for sale securities and $1.0 million in purchases of property, plant and equipment, partially offset by $103.6 million in proceeds from sales and maturities of short-term investments.
Financing Activities
During the six months ended September 30, 2021, net cash provided by financing activities was $2.3 million, consisting of primarily $2.4 million in proceeds from the exercise of stock options.
During the six months ended September 30, 2020, net cash provided by financing activities was $109.5 million, consisting of $74.9 million from the issuance of common stock and $32.9 million in net proceeds from the issuance of pre-funded warrants to purchase common stock in connection with our follow-on public offering in June 2020, and $1.8 million in proceeds from the exercise of stock options.
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
Borrowings under the Hercules Loan Agreement bore interest at a rate per annum equal to 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022. As of September 30, 2021, there was no amount of outstanding principal under the Hercules Loan Agreement due and owing.
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
As of September 30, 2021, we had cash and cash equivalents and short-term investments of $435.8 million. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2021, will enable us to fund our overall operations into the second half of 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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

Contractual obligations and commitments
During the six months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the SEC on May 20, 2021.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
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
Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our competitive position, and developments and projections relating to our competitors and our industry; and

•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues, including potential material supplies and supply chain disruptions, hiring and retaining talent, and global or national economic impacts such as inflation.
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
As product candidates are developed through preclinical studies to later stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, facilities, equipment and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.
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
We are not profitable and have incurred losses in each period since our inception. For the six months ended September 30, 2021 and 2020, we reported a net loss of $56.7 million and $37.6 million, respectively. At September 30, 2021, we had an accumulated deficit of $249.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At September 30, 2021, our cash and cash equivalents and short-term investments were $435.8 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, including the United States, the United Kingdom and other countries in which we conduct clinical trials, and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy and supply chains, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, many countries, including the United States, the United Kingdom and certain other countries in which we conduct clinical trials, placed significant restrictions on travel and business operations or issued shelter-in-place orders. These restrictions and orders continue to remain in effect to varying degrees, the effect of which required, and in some instances, continue to require, certain of our employees and clinical trial staff to work remotely and avoid unnecessary travel. The effect of these restrictions and orders has impacted the pace of enrollment in our clinical trials, and if they continue, may affect our results and operations.

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
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships, supply chain disruptions and military and political alliances; and
•the other factors described in this “Risk factors” section.
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
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships, supply chain disruptions and military and political alliances;
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
Based on the number of shares outstanding as of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Lease
On October 26, 2021, Replimune Limited (the “Company”), a wholly owned subsidiary of Replimune Group, Inc. (“Replimune”), entered into a Lease (the “Lease”) with MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited (together, the “Landlord”) pursuant to which the Company agreed to lease from the Landlord approximately 2,951 rentable square feet located at 71 Innovation Drive, Milton Park, Abingdon, Oxfordshire, United Kingdom (the “Premises”) for research and development, laboratory and office space. The Premises are adjacent to Replimune's existing facility in Oxfordshire, United Kingdom.

The initial term of the Lease commenced on November 1, 2021, with rental payments scheduled to commence on February 1, 2022 and to continue for approximately 4 years and 9 months thereafter. The Company’s base rent obligation will be eighty-two thousand pounds (£82,000) per annum. In addition to the base rent, the Company will be responsible for certain customary costs and charges.

The foregoing description of the terms of the Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease, which will be filed with the Securities and Exchange Commission (the “SEC”) as an exhibit to Replimune’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

Employment Agreements
On November 2, 2021, Replimune, Inc. entered into amended and restated employment agreements with each of Dr. Coffin and Mr. Astley-Sparke primarily for the purpose of aligning the form of the employment agreements among Replimune’s senior executives.

Astley-Sparke Agreement

Pursuant to Mr. Astley-Sparke’s employment agreement (the “Astley-Sparke Agreement”), Mr. Astley-Sparke will continue to receive an annual base salary of $600,000 and will continue to be eligible for an annual discretionary bonus based upon the attainment of certain individual and corporate performance goals which are established and approved by Replimune. The target amount of Mr. Astley-Sparke’s annual discretionary bonus is 55% of his annualized base salary. Mr. Astley-Sparke will also be eligible to receive grants under Replimune’s 2018 Omnibus Incentive Compensation Plan (the “Plan”), as determined by the Compensation Committee (the “Committee”) of Replimune’s Board of Directors from time to time.

The Astley-Sparke Agreement provides for customary terms of benefits afforded to Mr. Astley-Sparke, including his continued ability to participate in various group insurance plans, reimbursement for necessary and reasonable business expenses and paid time off.

If Mr. Astley-Sparke’s employment is terminated by Replimune without Cause or by Mr. Astley-Sparke for Good Reason, and provided that Mr. Astley-Sparke delivers an effective release of claims in favor of Replimune and all related parties (“Release”), Mr. Astley-Sparke will be entitled to receive: (i) an amount equal to his annual base salary, with payment made in installments over a 12-month period following termination in accordance with the Replimune’s normal payroll practices, and (ii) reimbursements by Replimune on a monthly basis for the COBRA premiums that he actually pays for continued health coverage under Replimune’s health plan (the “COBRA Reimbursements”) for a period of (x) 12-months following the termination date, (y) the date on which Mr. Astley-Sparke becomes eligible for group health insurance coverage through a subsequent employer, or (z) the date on which Mr. Astley-Sparke ceases to be eligible for COBRA coverage for any reason, whichever is earlier (each of the events described in (y) and (z) shall be referred to as an “Astley-Sparke Disqualifying Event”).

Additionally, in the event that Mr. Astley-Sparke’s employment is terminated by Replimune without Cause or by Mr. Astley-Sparke for Good Reason on or within one year following a Change of Control, provided that Mr. Astley-Sparke delivers an effective Release, in lieu of the payments described above, Mr. Astley-Sparke will be entitled to receive (i) an amount equal to two times his annual base salary, plus two-times his target annual discretionary bonus for the year of termination, with payment made in installments over the twenty-four-month period following the termination date in accordance with the Replimune’s normal payroll practices, and (ii) the COBRA Reimbursements for a period ending on the earlier of the 24 month period following the termination date or an Astley-Sparke Disqualifying Event.

Unlike Mr. Astley-Sparke’s prior employment agreement, the Astley-Sparke Agreement provides that, in the event that Mr. Astley-Sparke becomes entitled to receive payments that constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the aggregate present value of such payments will be reduced only if such reduction will provide Mr. Astley-Sparke with a greater net after-tax benefit than would no reduction.

Pursuant to the Astley-Sparke Agreement, Mr. Astley-Sparke is subject to customary non-competition and non-solicitation covenants during the term of his employment and for a period of one year thereafter. Mr. Astley-Sparke is also subject to customary confidentiality restrictions.

Dr. Coffin Agreement

Pursuant to Dr. Coffin’s employment agreement (the “Coffin Agreement” and, together with the Astley-Sparke Agreement, the “Employment Agreements”), Dr. Coffin will continue to receive an annual base salary of $551,500 and will continue to be eligible for an annual discretionary bonus based upon the attainment of certain individual and corporate performance goals which are established and approved by Replimune. The target amount of Dr. Coffin’s annual discretionary bonus is 50% of his annualized base salary. Dr. Coffin will also be eligible to receive grants under the Plan, as determined by the Committee from time to time.

The Coffin Agreement provides for customary terms of benefits afforded to Dr. Coffin, including his continued ability to participate in various group insurance plans, reimbursement for necessary and reasonable business expenses and paid time off.

If Dr. Coffin’s employment is terminated by Replimune without Cause or by Dr. Coffin for Good Reason, and provided that Dr. Coffin delivers an effective Release, Dr. Coffin will be entitled to receive: (i) an amount equal to his annual base salary, with payment made in installments over a 12-month period following termination in accordance with Replimune’s normal payroll practices, and (ii) COBRA Reimbursements for a period of (x) 12-months following the termination date, (y) the date on which Dr. Coffin becomes eligible for group health insurance coverage through a subsequent employer, or (z) the date on which Dr. Coffin ceases to be eligible for COBRA coverage for any reason, whichever is earlier (each of the events described in (y) and (z) shall be referred to as a “Coffin Disqualifying Event”).

Additionally, in the event that Dr. Coffin’s employment is terminated by Replimune without Cause or by Dr. Coffin for Good Reason on or within one year following a Change of Control, provided that Dr. Coffin delivers an effective Release, in lieu of the payments described above, Dr. Coffin will be entitled to receive (i) an amount equal to his annual base salary, plus his target annual discretionary bonus for the year of termination, with payment made in installments over the 12-month period following the termination date in accordance with Replimune’s normal payroll practices, and (ii) the COBRA Reimbursements for a period ending on the earlier of the 12 month period following the termination date or a Coffin Disqualifying Event.

Unlike Dr. Coffin’s prior employment agreement, the Coffin Agreement provides that, in the event that Dr. Coffin becomes entitled to receive payments that constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the aggregate present value of such payments will be reduced only if such reduction will provide Dr. Coffin with a greater net after-tax benefit than would no reduction.

Pursuant to the Coffin Agreement, Dr. Coffin is subject to customary non-competition and non-solicitation covenants during the term of his employment and for a period of one year thereafter. Dr. Coffin is also subject to customary confidentiality restrictions.

The foregoing summaries of the Employment Agreements are qualified in their entirety by the full text of the Employment Agreements, which are filed as Exhibit 10.1 and 10.2 to this Quarterly Report on Form 10-Q, respectively. Capitalized terms used above without definition have the meanings given to such terms in the respective Employment Agreements.

In satisfaction of the disclosure required under Items 401(b), (d) and (e) of Regulation S-K (“Regulation S-K”) under the Securities Act of 1933, as amended with respect to Mr. Astley-Sparke and Dr. Coffin, the section entitled “Board of Directors” of Replimune’s definitive Proxy Statement filed with the SEC on July 22, 2021, is incorporated by reference herein. Since the beginning of Replimune’s last fiscal year, Replimune has not engaged in any transaction in which any of Mr. Astley-Sparke or Dr. Coffin had a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Philip Astley-Sparke and Replimune, Inc.
10.2†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Robert Coffin and Replimune, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: November 4, 2021	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)