Form 10-Q
period 2021-12-31
Replimune Group, Inc.
filed 2022-02-03
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of January 31, 2022 was 47,209,545.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132,275	$182,518
Short-term investments	287,897	293,784
Research and development incentives receivable	2,210	2,953
Prepaid expenses and other current assets	5,413	4,492
Total current assets	427,795	483,747
Property, plant and equipment, net	7,412	7,442
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,738	5,751
Right-to-use asset - financing leases	42,701	44,522
Total assets	$485,282	$543,098

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,922	$2,355
Accrued expenses and other current liabilities	10,754	8,735
Operating lease liabilities, current	1,072	970
Financing lease liabilities, current	2,543	2,487
Total current liabilities	18,291	14,547
Operating lease liabilities, non-current	4,981	5,078
Financing lease liabilities, non-current	24,501	24,745
Total liabilities	$47,773	$44,370
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2021 and March 31, 2021; 47,206,316 and 46,566,481 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	47	47
Additional paid-in capital	717,151	692,243
Accumulated deficit	(279,508)	(193,168)
Accumulated other comprehensive loss	(181)	(394)
Total stockholders' equity	437,509	498,728
Total liabilities and stockholders' equity	$485,282	$543,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating expenses:
Research and development	$19,353	$14,322	$57,809	$40,529
General and administrative	10,345	5,953	28,517	17,242
Total operating expenses	29,698	20,275	86,326	57,771
Loss from operations	(29,698)	(20,275)	(86,326)	(57,771)
Other income (expense):
Research and development incentives	733	550	2,246	1,991
Investment income	87	116	259	821
Interest expense on finance lease liability	(555)	(560)	(1,670)	(1,683)
Interest expense on debt obligations	—	(247)	—	(817)
Loss on extinguishment of debt	—	(913)	—	(913)
Other (expense) income	(241)	(454)	(849)	(999)
Total other income (expense), net	24	(1,508)	(14)	(1,600)
Net loss	$(29,674)	$(21,783)	$(86,340)	$(59,371)
Net loss per common share, basic and diluted	$(0.57)	$(0.44)	$(1.66)	$(1.34)
Weighted average common shares outstanding, basic and diluted	52,319,877	49,382,213	52,104,548	44,436,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(29,674)	$(21,783)	$(86,340)	$(59,371)
Other comprehensive loss:
Foreign currency translation gain	161	548	604	1,162
Net unrealized loss on short-term investments, net of tax of $0	(351)	(53)	(391)	(296)
Comprehensive loss	$(29,864)	$(21,288)	$(86,127)	$(58,505)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	224	224
Unrealized loss on short-term investments	—	—	—	—	(40)	(40)
Exercise of stock options	163,970	—	1,173	—	—	1,173
Stock-based compensation expense	—	—	6,250	—	—	6,250
Net loss	—	—	—	(27,311)	—	(27,311)
Balances as of June 30, 2021	46,730,451	47	699,666	(220,479)	(210)	479,024
Foreign currency translation adjustment	$—	—	—	—	219	219
Unrealized loss on short-term investments	—	—	—	—	—	—
Exercise of stock options	124,880	—	1,211	—	—	1,211
Stock-based compensation expense	—	—	6,313	—	—	6,313
Net loss	—	—	—	(29,355)	—	(29,355)
Balances as of September 30, 2021	46,855,331	47	707,190	(249,834)	9	457,412
Foreign currency translation adjustment	—	—	—	—	161	161
Unrealized loss on short-term investments	—	—	—	—	(351)	(351)
Exercise of stock options	350,985	—	4,043	—	—	4,043
Stock-based compensation expense	—	—	5,918	—	—	5,918
Net loss	—	—	—	(29,674)	—	(29,674)
Balances as of December 31, 2021	47,206,316	$47	$717,151	$(279,508)	$(181)	$437,509

Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $2,100 issuance costs	—	—	32,900	—	—	32,900
Issuance of common stock, net of issuance costs and underwriter fees of $5,117	3,478,261	3	74,879			74,882
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Unrealized loss on short-term investments	—	—	—	—	(196)	(196)
Exercise of stock options	133,416	—	1,547	—	—	1,547
Stock-based compensation expense	—	—	2,468	—	—	2,468
Net loss	—	—	—	(17,493)	—	(17,493)
Balances as of June 30, 2020	40,280,420	40	408,755	(129,791)	(1,190)	277,814
Foreign currency translation adjustment	—	—	—	—	626	626
Unrealized loss on short-term investments	—	—	—	—	(47)	(47)
Exercise of stock options	31,852	—	291	—	—	291
Stock-based compensation expense	—	—	2,801	—	—	2,801
Net loss	—	—	—	(20,095)	—	(20,095)
Balances as of September 30, 2020	40,312,272	40	411,847	(149,886)	(611)	261,390
Foreign currency translation adjustment	0	0	0	0	548	548
Unrealized loss on short-term investments	—	—	—	—	(53)	(53)
Exercise of stock options	447,403	1	3,068	—	—	3,069
Issuance of prefunded warrants to purchase common stock, net of $3,750 issuance costs	—	—	58,750	—	—	58,750
Issuance of common stock, net of issuance costs and underwriter fees of $13,775	5,625,000	5	211,220			211,225
Stock-based compensation expense	—	—	3,049	—	—	3,049
Net loss	—	—	—	(21,783)	—	(21,783)
Balances as of December 31, 2020	46,384,675	$46	$687,934	$(171,669)	$(116)	$516,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(86,340)	$(59,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,481	8,318
Depreciation and amortization	1,598	1,217
Net amortization of premiums and discounts on short-term investments	1,792	841
Noncash interest expense	—	181
Loss on extinguishment of debt	—	913
Changes in operating assets and liabilities:
Research and development incentives receivable	700	1,078
Prepaid expenses and other current assets	(934)	(1,238)
Operating lease, right-of-use-asset	(29)	341
Finance lease, right-of-use-asset	1,821	1,795
Accounts payable	1,193	(1,018)
Accrued expenses and other current liabilities	2,047	1,919
Operating lease liabilities	48	(237)
Net cash used in operating activities	(59,623)	(45,261)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,184)	(1,622)
Purchase of short-term investments	(192,546)	(225,029)
Proceeds from sales and maturities of short-term investments	196,250	164,148
Net cash provided by (used in) investing activities	2,520	(62,503)
Cash flows from financing activities:
Payments of debt issuance costs	—	(100)
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	—	286,107
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	—	91,650
Principal payment of long-term debt	—	(10,000)
Payment of long-term debt extinguishment costs	—	(795)
Principal payment of finance lease obligation	(188)	(92)
Proceeds from exercise of stock options	6,427	4,907
Net cash provided by financing activities	6,239	371,677
Effect of exchange rate changes on cash, cash equivalents and restricted cash	621	1,062
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,243)	264,975
Cash, cash equivalents and restricted cash at beginning of period	184,154	61,136
Cash, cash equivalents and restricted cash at end of period	$133,911	$326,111
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$636
Cash paid for income taxes, net	$55	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	491	99
Lease assets obtained in exchange for new operating lease liabilities	365	1,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business
Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients through our novel tumor-directed oncolytic immunotherapies. Our proprietary tumor-directed oncolytic immunotherapy product candidates are designed and intended to maximally activate the immune system against cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned, direct and indirect subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); Replimune Securities Corporation; and Replimune (Ireland) Limited.
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $29,674 and $21,783 for the three months ended December 31, 2021 and 2020, respectively, and net losses of $86,340 and $59,371 for the nine months ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $279,508. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
Impact of the COVID-19 coronavirus
In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally and recently identified variants of COVID-19, Delta and Omicron, which appear to be more transmissible and contagious than previous COVID-19 variants, have caused an increase in the number of COVID-19 cases globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The impact of this pandemic has been, and may continue to be, extensive in many aspects of society, which has resulted, and may continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of December 31, 2021, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and nine months ended December 31, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2021 and the results of its operations for the three and nine months ended December 31, 2021 and 2020 and its cash flows for the nine months ended December 31, 2021 and 2020. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2021 and 2020 are unaudited. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of results to be expected for the year ending March 31, 2022, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the Securities and Exchange Commission on May 20, 2021 (the "Annual Report").
During the three and nine months ended December 31, 2021, there have been no changes to the Company’s significant accounting policies as described in the Annual Report, except as described below.
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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$101,786	$—	$101,786
US Government Agency bonds	—	30,842	—	30,842
US Treasury bonds	—	257,055	—	257,055
	$—	$389,683	$—	$389,683

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$150,734	$—	$150,734
US Government Agency bonds	—	67,012	—	67,012
US Treasury bonds	—	226,772	—	226,772
	$—	$444,518	$—	$444,518
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and nine months ended December 31, 2021 and 2020, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at December 31, 2021 and March 31, 2021.
4. Short-term investments
Short-term investments by investment type consisted of the following:

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$30,887	$—	$(45)	$30,842
US Treasury bonds	257,356	—	(301)	257,055
	$288,243	$—	$(346)	$287,897

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	67,017	12	(17)	67,012
US Treasury bonds	226,722	55	(5)	226,772
	$293,739	$67	$(22)	$293,784
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31, 2021	March 31, 2021
Office equipment	$916	$830
Computer equipment	1,714	1,695
Plant and laboratory equipment	7,374	6,369
Leasehold improvements	785	784
Construction in progress	869	412
	11,658	10,090
Less: Accumulated depreciation and amortization	(4,246)	(2,648)
	$7,412	$7,442
Depreciation and amortization expense was $548 and $1,598 for the three and nine months ended December 31, 2021, respectively, and $402 and $1,217 for the three and nine months ended December 31, 2020, respectively. Depreciation and amortization expense are recorded within research and development and general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	March 31, 2021
Accrued research and development costs	$4,845	$3,862
Accrued compensation and benefits costs	4,509	3,952
Accrued professional fees	473	407
Other	927	514
Total accrued expenses and other current liabilities	$10,754	$8,735

7. Long-term debt
For the periods ended December 31, 2021 and March 31, 2021, there are no debt balances outstanding.
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
In connection with entering into the Hercules Loan Agreement and the Hercules First Amendment, the Company paid Hercules $355 and $100 of upfront fees, respectively. Such upfront fees included closing costs and legal fees associated with entering into the respective agreements, and were recorded as a debt discount.
The Company did not recognize any aggregate interest expense under the Hercules Loan Agreement during the three and nine months ended December 31, 2021. During the three and nine months ended December 31, 2020, the Company recognized aggregate interest expense under the Hercules Loan Agreement of $247 and $817, respectively, which included non-cash interest expense of $55 and $181, respectively. Non-cash interest expense related to the amortization of the debt discount was $0 during the three and nine months ended December 31, 2021 and $26 and $82, respectively, during the three and nine months ended December 31, 2020. The accretion of the final payment was $0 for the three and nine months ended December 31, 2021 and $29 and $99 for the three and nine months ended December 31, 2020, respectively.

8 Stockholders’ equity
Common stock
As of December 31, 2021 and March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
As of December 31, 2021 and March 31, 2021, the Company had reserved 16,524,815 and 14,572,115 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common stock, respectively.
Undesignated preferred stock
As of December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2021.
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
The Company did not issue or sell any shares under the 2020 Sales Agreement during the three and nine months ended December 31, 2021 or during the year ended March 31, 2021.
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
Other than as set forth in Note 9 and Note 10 to these consolidated financial statements, the 5,284,238 Pre-Funded Warrants are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of December 31, 2021, none of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, or the October 2020 Pre-Funded Warrants had been exercised.
9 Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Research and development	$1,829	$1,454	$6,514	$3,750
General and administrative	4,089	1,595	11,967	4,568
	$5,918	$3,049	$18,481	$8,318

     The following table summarizes stock-based compensation expense by award type for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Stock options	$4,517	$3,049	$14,785	$8,318
Restricted stock units	1,401	—	3,696	—
	$5,918	$3,049	$18,481	$8,318
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of December 31, 2021. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, or such lesser amount as determined by the Board. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2021, including the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and the October 2020 Pre-Funded Warrants. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. As of December 31, 2021, 1,715,467 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, including the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, and the October 2020 Pre-Funded Warrants, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2021 and 2020, the number of shares reserved for issuance under the ESPP automatically increased by 518,507 and 366,687 shares respectively, for a total of 1,550,375 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Risk-free interest rate	1.27%	0.31%	1.12%	1.01%
Expected term (in years)	6.0	6.1	6.0	6.4
Expected volatility	78.3%	76.3%	80.0%	74.8%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	6,460,184	$13.26	7.95	$116,193
Granted	1,476,507	$32.09
Exercised	(639,835)	$10.05		$14,552
Cancelled	(601,469)	$26.24
Outstanding as of December 31, 2021	6,695,387	$16.55	7.44	$81,838
Options exercisable as of March 31, 2021	2,698,708	$8.38	6.79	$59,717
Options exercisable as of December 31, 2021	3,492,076	$9.96	6.47	$60,493
As of December 31, 2021, there was $42.8 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2021 and 2020 was $21.95 and $10.06, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended December 31, 2021 was $14.6 million.
Restricted stock units

A summary of the changes in the Company's RSUs during the nine months ended December 31, 2021 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	15,975	34.15
Granted	803,151	32.35
Vested	—	—
Cancelled	(37,122)	32.09
Outstanding as of December 31, 2021	782,004	32.40
As of December 31, 2021, there was $21.6 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.4 years. As of December 31, 2020, there was no unrecognized compensation cost related to unvested restricted stock units.
10 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(29,674)	$(21,783)	$(86,340)	$(59,371)
Denominator:
Weighted average common shares outstanding, basic and diluted	52,319,877	49,382,213	52,104,548	44,436,680
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.44)	$(1.66)	$(1.34)
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

	Three and Nine Months Ended December 31,
	2021	2020
Options to purchase common stock	6,695,387	6,326,577
Warrants to purchase common stock	497,344	497,344
	7,192,731	6,823,921

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
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the three and nine months ended December 31, 2021 and 2020, the Company did not make any payments to Regeneron under the terms of the agreement. As of December 31, 2021 and March 31, 2021, the Company recorded $1.9 million and $1.3 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
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
In October 2021, the Company entered into an agreement to lease approximately 2,951 square feet of research and development, office and laboratory space in Abingdon, Oxfordshire, United Kingdom. Pursuant to the lease agreement, the lease term commenced on November 1, 2021 with rental payments scheduled to commence on February 1, 2022. The lease term is for five years with no option for renewal. Annual lease payments are approximately $0.1 million. The Company recorded a right-of-use asset and a lease liability of approximately $0.4 million upon commencement of the lease and the lease is classified as an operating lease.
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
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,821	$1,821
Interest on lease liabilities	555	560	1,670	1,683
Operating lease costs	249	239	736	705
Total lease cost	$1,411	$1,406	$4,227	$4,209
The Company incurred finance lease amortization costs of $607 and $1,821 for the three and nine months ended December 31, 2021, respectively, of which $518 and $1,553 are recognized in research and development expenses. For the three and nine months ended December 31, 2020, the Company incurred finance lease amortization costs of $607 and $1,821, respectively, of which $518 and $1,553 are recognized in research and development costs. In addition, the Company incurred interest expense on finance leases of $555 and $1,670, respectively, for the three and nine months ended December 31, 2021, of which $466 and $1,402 are recognized in research and development. For the three and nine months ended December 31, 2020, the Company incurred $560 and $1,683 of interest expense on finance leases, of which $470 and $1,412 are recognized in research and development. For the three and nine months ended December 31, 2021, the Company recognized $89 and $267 of operating lease costs within general and administrative expenses. For the three and nine months ended December 31, 2020, the Company recognized $90 and $268 of operating lease costs within general and administrative expenses. The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of December 31, 2021:

	December 31, 2021
	Operating leases	Financing lease	Total
2022 (remaining three months)	$260	$629	$889
2023	1,083	2,562	3,645
2024	1,093	2,639	3,732
2025	1,102	2,718	3,820
2026	1,111	2,799	3,910
Thereafter	4,095	40,905	45,000
Total lease payments	8,744	52,252	60,996
Less: interest	2,691	25,208	27,899
Total lease liabilities	$6,053	$27,044	$33,097
The following table provides lease disclosure as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Leases
Right-to-use operating lease asset	$5,738	$5,751
Right-to-use finance lease asset	42,701	44,522
Total lease assets	$48,439	$50,273

Operating lease liabilities, current	$1,072	$970
Finance lease liabilities, current	2,543	2,487
Operating lease liabilities, non-current	4,981	5,078
Finance lease liabilities, non-current	24,501	24,745
Total lease liabilities	$33,097	$33,280
The following table provides lease disclosure for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021		2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$648		$582
Operating cash flows from finance leases	$1,670		$1,683
Financing cash flows from finance leases	$188		$92
Right-to-use asset obtained in exchange for new operating lease liabilities	$365		$1,580
Weighted-average remaining lease term - operating leases	7.9	years	9.1	years
Weighted-average remaining lease term - financing leases	17.6	years	18.6	years
Weighted-average discount rate - operating leases	10.2%		9.8%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for three and nine months ended December 31, 2021 and 2020.
Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2021 and March 31, 2021, the Company had committed to minimum payments under these arrangements totaling $1,190 and $1,651, respectively, through March 31, 2022.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or March 31, 2021.
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
13 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	December 31, 2021	March 31, 2021
United States	$6,494	$6,866
United Kingdom	918	576
	$7,412	$7,442

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
Overview
General
We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients through our novel tumor-directed oncolytic immunotherapies. Our proprietary tumor-directed oncolytic immunotherapy product candidates are designed and intended to maximally activate the immune system against cancer.
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
Our proprietary RPx platform is based on a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform has a unique dual local and systemic mechanism of action, or MOA, consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor derived antigens and altering of the tumor microenvironment, or TME, to ignite a strong and durable systemic response. This MOA is expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year runs from April 1st - March 31st, our programs and program updates are reported on a calendar year basis.
Our current product candidate pipeline is summarized in the table below:

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors, including anti-PD-1 failed patients with these tumor types. We are actively enrolling patients in the CERPASS trial, a global randomized, Phase 2 clinical trial of RP1 in cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication in collaboration with our partner Regeneron. CERPASS is a registration-directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS includes two independent primary endpoints, complete response (CR) rate and overall response rate (ORR), and a sample size of 180 patients. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost. If this clinical trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We currently expect to complete enrollment in mid-year 2022 and for the primary data analysis to be triggered six months thereafter.
We continue our collaboration with BMS under which it has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in our multi-cohort Phase 1/2 IGNYTE clinical trial. This trial includes a registration directed Phase 2 cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. We initiated this cohort after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the safety and clinical activity of the combination of RP1 and nivolumab in patients with melanoma who failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021 we held a Type B meeting with the United States Federal Drug Administration, or FDA, to discuss the design of this cohort in the IGNYTE trial. In this meeting, the FDA expressed its view that while a randomized controlled clinical trial would always be preferred for registration purposes, in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that as is required under the FDA's accelerated approval pathway, we would need to conduct a randomized confirmatory trial. We intend to discuss the design of the confirmatory trial with the FDA prior to a BLA submission. We expect to release initial directional data from this cohort in late 2022. In order to document sufficient durability of response, an important secondary endpoint of the study, the primary analysis upon which a filing is intended to be made, is expected to be triggered 12 months following the last patient being enrolled. In connection with a presentation at SITC in October 2020 we announced updated clinical data from the IGNYTE Phase 1/2 clinical trial evaluating RP1 in combination with nivolumab from the cohorts of patients with melanoma and non-melanoma skin cancers. As reported, RP1 in combination with nivolumab has continued to be well tolerated, and we believe demonstrates continued promising anti-tumor activity in patients with skin cancers, including in patients with anti-PD-1 failed melanoma, and in patients with CSCC. In June 2021 we presented a data update from these cohorts of RP1 in combination with nivolumab that showed compelling depth and durability of response and which we believe strongly supports these ongoing studies in CSCC and anti-PD-1 failed melanoma.

We continue to enroll patients in other IGNYTE Phase 2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. Currently, enrollment is ongoing in a 60 patient cohort with non-melanoma skin cancer, or NMSC, (including the recent addition of 30 patients who have failed prior anti-PD-1 therapy); a 30 patient anti-PD-1 failed cohort with MSI-H/dMMR tumors and a 30 patient cohort with anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC. We have completed enrollment in the original 30 NMSC patient cohort (anti-PD-1 naïve) of RP1 in combination with nivolumab and continue to enroll patients with anti-PD-1 failed NMSC. We expect to provide updated data from the NMSC anti-PD-1 naïve patients and initial data from the NMSC anti-PD-1 failed patients late in the first quarter of 2022. Due to development challenges in the anti-PD-1 naïve setting for our cohort with MSI-H/dMMR tumors we have decided to not pursue RP1 in combination with nivolumab for this cohort but instead enroll patients with anti-PD-1 failed disease, for which a protocol amendment was made in the third quarter of 2021. As previously reported, enrollment is open in our 30 patient cohort of RP1 in combination with nivolumab in anti-PD(L)-1 failed NSCLC. A recently filed amendment to the IGNYTE protocol includes modifications to the patient eligibility criteria for this NSCLC cohort which are expected to enhance enrollment into this cohort of the clinical trial. We had expected to provide initial data from our NSCLC cohort of RP1 in combination with nivolumab in the first quarter of 2022, however, the changes we have made to facilitate enrollment are not expected to take effect in time to meet prior guidance and initial data is now expected to be released late in 2022.
We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, or ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling patients in this clinical trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with skin cancers. The protocol has been amended to enroll up to 65 patients with potentially registrational intent. While enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk, we expect to present initial data from this clinical trial late in the first quarter of 2022.
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
We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. In October 2020, we presented positive data from the single agent RP2 portion of the clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. In June 2021 we presented a data update from both the RP2 single agent and combination portions of this clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. We have fully enrolled the initial 30 patient Phase 1 clinical trial evaluating RP2 in combination with nivolumab in difficult to treat cancers and provided updated data from this program in the second half of 2021. Also in the second half of 2021, we filed a protocol amendment to expand this clinical trial with the intent to enroll patients with liver metastases from various prevalent tumor types, including patients with lung cancers, breast and gastrointestinal cancers including colorectal cancer, and also additional patients with uveal melanoma. We expect to release initial data from this expanded clinical trial in late 2022. In November 2021, we presented further updated data from this RP2 clinical trial, with RP2 as single agent and in combination with nivolumab that demonstrated the potential clinical utility of RP2 in patients with hard-to-treat, anti-PD1 failed cancers, including durability of response, together with biomarker data demonstrating the ability of RP2 to turn immunologically ‘cold’ tumors ‘hot'.
We have obtained clearance from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to begin clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. Initial data from the initial six patient RP3 single agent cohort is expected to be presented late in the first quarter of 2022. In addition to this cohort, we plan to open a cohort to evaluate RP3 in combination with nivolumab in solid tumor patients by the end of the first quarter of 2022, with the nivolumab being supplied under agreement with BMS. We plan to include, in this new expansion cohort, patients with various prevalent tumor types such as lung cancer, breast cancer, head and neck cancer and gastrointestinal cancers including colorectal cancer, following the recent determination of the recommended phase 2 dose, or RP2D. We expect to present initial data from these expansion patients in late 2022.
We plan to initiate a broad clinical development program with RP2 and/or RP3 intended to include a range of prevalent tumor types around mid-year 2022. Based on the observation of clinical responses in patients with liver metastases from a range of difficult to treat tumor types following treatment with RP1 in combination with nivolumab and/or with RP2 alone or in combination with nivolumab, and the fact that treating liver metastases is a considerable unmet need in patients with advanced cancer, this development plan will have a focus on tumor types where liver metastases are particularly common. We expect to announce the details of this program late in the first quarter of 2022.
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
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. We do not have any products approved for sale and have not generated any revenue from product sales.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $29.7 million and $21.8 million for the three months ended December 31, 2021 and 2020, respectively, and $86.3 million and $59.4 million for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $279.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of December 31, 2021, we had cash and cash equivalents and short-term investments of $420.2 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”
The COVID-19 pandemic
We are continuing to monitor the global outbreak and spread of COVID-19, including evolving COVID-19 variants, most notably to date being the Delta variant and the Omicron variant, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. For example, we have implemented a global work-from-home policy for certain employees who are able to perform their duties remotely. For those employees working from our facilities, including certain essential employees in our laboratory and who perform manufacturing functions, and certain other employees who we may deem essential from time to time, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We continue to evolve our work-from-home policies toward return-to-office policies, as applicable under the circumstances while following local, state and federal guidelines and safety practices. The

COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been, and may continue to be, impacted by the pandemic, which in turn has caused a delay to our development times for certain of our clinical trials. For example, the enrollment of our clinical trial of RP1 in liver and kidney transplant patients with CSCC, representing highly immunocompromised patient populations, has been slower than expected for reasons we attribute to the COVID-19 pandemic. Many of the clinical investigators with whom we work have encountered resource constraints, including limited labor resources, scheduling difficulties, and reduced access to equipment and supplies, which has impacted and may continue to impact the timely execution of their clinical studies, including our clinical studies being conducted at these sites. We continue to evolve our business to be reactive and supportive to our clinical investigation site needs and work collaboratively to continue to advance our clinical trials. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including new viral strains of COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information, see “Risk Factors—Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.
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
The table below summarizes our research and development expenses by product candidate or development program for each of the periods presented:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(Amounts in thousands)
Direct research and development expenses by program:
RP1	$4,025	$6,737	$11,976	$20,185
RP2	3,639	1,263	10,426	2,143
RP3	362	—	877	—
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,143	5,664	27,380	15,889
Other	2,184	658	7,150	2,312
Total research and development expenses	$19,353	$14,322	$57,809	$40,529
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
Income taxes
Since our inception and through December 31, 2021, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the three months ended December 31, 2021 and 2020
The following chart summarizes our results of operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$19,353	$14,322	$5,031
General and administrative	10,345	5,953	4,392
Total operating expenses	29,698	20,275	9,423
Loss from operations	(29,698)	(20,275)	(9,423)
Other income (expense):
Research and development incentives	733	550	183
Investment income	87	116	(29)
Interest expense on finance lease liability	(555)	(560)	5
Loss on extinguishment of debt	—	(913)	913
Interest expense on debt obligations	—	(247)	247
Other (expense) income	(241)	(454)	213
Total other income (expense), net	24	(1,508)	1,532
Net loss	$(29,674)	$(21,783)	$(7,891)
Research and development expenses

	Three Months Ended December 31,
	2021	2020	Change
Direct research and development expenses by program:
RP1	4,025	6,737	(2,712)
RP2	3,639	1,263	2,376
RP3	362	—	362
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	9,143	5,664	3,479
Other	2,184	658	1,526
Total research and development expenses	$19,353	$14,322	$5,031
Research and development expenses for the three months ended December 31, 2021 were $19.4 million, compared to $14.3 million for the three months ended December 31, 2020. The change in our direct research and development expense between our product candidates is associated with technology transfer and process development underway in readiness for bringing our manufacturing facility online to support our clinical development and prepare for commercial launch. Manufacturing continued to focus on RP2 and RP3 technology transfers during the three months ended December 31, 2021, as well as continued clinical trial development of these product candidates.
Furthermore, the increase of $5.0 million in our unallocated expenses was due primarily to a $3.5 million increase in personnel-related costs, including a $3.0 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.4 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the three months ended December 31, 2021 and 2020 included stock-based compensation expense of $1.8 million and $1.5 million, respectively.
General and administrative expenses
General and administrative expenses were $10.3 million for the three months ended December 31, 2021, compared to $6.0 million for the three months ended December 31, 2020. The increase of $4.4 million is primarily the result of an increase of $3.4 million in personnel related costs, including a stock-based compensation increase of $2.5 million, and an increase of $0.8 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our general and administrative functions, including the addition of commercial personnel associated with pre-launch commercial planning and initial build of the Company's commercial infrastructure, which accounts for approximately $0.5 million of the increase compared to prior year, as we expand our operations.
Total other income (expense), net
Other income (expense) was $24 thousand for the three months ended December 31, 2021, compared to $(1.5) million for the three months ended December 31, 2020. The net change of $1.5 million is primarily attributable to a decrease in expense of $0.9 million as a result of a loss related to the extinguishment of debt in the prior year which did not recur in the current year, as well as a decrease in expense of $0.2 million as a result of interest expense on the aforementioned debt obligations in the prior year which did not recur during the current year. Furthermore, there is a decrease in expense of $0.2 million in the current year compared to the prior year due to the changes in foreign exchange rates of the Great British Pound to United States Dollar.
Comparison of the nine months ended December 31, 2021 and 2020
The following chart summarizes our results of operations for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 30,
	2021	2020	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$57,809	$40,529	$17,280
General and administrative	28,517	17,242	11,275
Total operating expenses	86,326	57,771	28,555
Loss from operations	(86,326)	(57,771)	(28,555)
Other income (expense):
Research and development incentives	2,246	1,991	255
Investment income	259	821	(562)
Interest expense on finance lease liability	(1,670)	(1,683)	13
Loss on extinguishment of debt	—	(913)	913
Interest expense on debt obligations	—	(817)	817
Other (expense) income	(849)	(999)	150
Total other income (expense), net	(14)	(1,600)	1,586
Net loss	$(86,340)	$(59,371)	$(26,969)
Research and development expenses

	Nine Months Ended December 31,
	2021	2020	Change
Direct research and development expenses by program:
RP1	11,976	20,185	(8,209)
RP2	10,426	2,143	8,283
RP3	877	—	877
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	27,380	15,889	11,491
Other	7,150	2,312	4,838
Total research and development expenses	$57,809	$40,529	$17,280
Research and development expenses for the nine months ended December 31, 2021 were $57.8 million, compared to $40.5 million for the nine months ended December 31, 2020. The increase of $17.3 million was due primarily to an increase of approximately 16.3 million in unallocated research and development costs, as well as a net increase of approximately $1.0 million in direct research costs related to our ongoing clinical trials for RP1, RP2 and RP3. The change in our research and development expense between our product candidates is associated with technology transfer and process development underway in readiness for bringing our manufacturing facility online to support our clinical development and prepare for commercial launch. Manufacturing continued to focus on the RP2 and RP3 technology transfer during the nine months ended December 31, 2021, as well as continued clinical trial development of these product candidates.
The increase in unallocated research and development costs is mainly attributable to a $11.5 million in personnel-related costs, including a $8.6 million increase in payroll and fringe benefits and a stock-based compensation increase of $2.8 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the nine months ended December 31, 2021 and 2020 included stock-based compensation expense of $6.5 million and $3.8 million, respectively.
General and administrative expenses

General and administrative expenses were $28.5 million for the nine months ended December 31, 2021, compared to $17.2 million for the nine months ended December 31, 2020. The increase of $11.3 million is primarily the result of an increase of $10.0 million in personnel related costs, including a stock-based compensation increase of $7.4 million, and an increase of $2.6 million in payroll and fringe benefits. The increase in personnel related costs was driven by the hiring of additional personnel, including the initial expenses related to commercial personnel associated with pre-launch commercial planning and initial build of our commercial infrastructure. Personnel related costs for the nine months ended December 31, 2021 and 2020 included stock-based compensation expense of $12.0 million and $4.6 million, respectively.
Total other income (expense), net
Other income (expense) was $(14) thousand for the nine months ended December 31, 2021, compared to $(1.6) million for the nine months ended December 31, 2020. The net change of $1.6 million is primarily attributable to a decrease in expense of $0.9 million as a result of a loss related to the extinguishment of debt in the prior year which did not recur in the current year, as well as a decrease in expense of $0.8 million as a result of interest expense on the aforementioned debt obligations in the prior year which did not recur during the current year. Additionally, there is an increase in income of $0.3 million in the current year compared to the prior year due to an increase in research and development incentives. These were partially offset by a $0.6 million decrease in investment income as a result of declining market conditions, which have decreased the rate of return on investments during the first nine months of the year as compared to the prior year.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the incurrence of debt. Through December 31, 2021, we had received net proceeds of $655.8 million from our sales of equity instruments and $10.0 million from our incurrence of debt under the term loan facility with Hercules, which was repaid in full in December 2020. As of December 31, 2021, we had cash and cash equivalents and short-term investments of $420.2 million.

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
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended December 31, 2021
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(59,623)	$(45,261)
Net cash provided by (used in) investing activities	2,520	(62,503)
Net cash provided by financing activities	6,239	371,677
Effect of exchange rate changes on cash and cash equivalents	621	1,062
Net decrease in cash and cash equivalents	$(50,243)	$264,975
Operating activities
During the nine months ended December 31, 2021, net cash used in operating activities was $59.6 million, primarily resulting from our net loss of $86.3 million, partially offset by non-cash charges of $21.9 million, primarily consisting of stock-based compensation expense of $18.5 million, and an increase in cash of $4.8 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2021 consisted primarily of a $2.0 million increase in accrued expenses and other current liabilities, a net $1.8 million change in operating and financing right-of-use assets and lease liabilities, a $1.2 million increase in accounts payable and a $0.7 million decrease in research and development incentives receivable from the United Kingdom government due to the timing of vendor invoicing and payments, as well as a $0.9 million increase in prepaid expenses and other current assets.
During the nine months ended December 31, 2020, net cash used in operating activities was $45.3 million, primarily resulting from our net loss of $59.4 million and net cash used by changes in our operating assets and liabilities of $2.6 million, partially offset by non-cash charges of $11.5 million. Changes in our operating assets and liabilities for the nine months ended December 31, 2020 consisted primarily of a $1.1 million decrease in research and development incentive receivables, partially from the United Kingdom government due to the timing and amount of our qualifying expenditures, $1.2 million increase in prepaid expenses and other current assets and $1.0 million decrease in accounts payable, partially offset by $1.9 million increase in accrued expenses and other current liabilities and $1.9 million net decrease related to ASC 842 (including changes in operating lease liabilities, operating lease, right-of-use asset and financing lease, right-of-use asset). The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.
Investing activities
During the nine months ended December 31, 2021, net cash provided by investing activities was $2.5 million, consisting of $196.3 million in proceeds from sales and maturities of short-term investments, partially offset by $192.5 million in purchases of available for sale securities and $1.2 million in purchases of property, plant and equipment.
During the nine months ended December 31, 2020, net cash used in investing activities was $62.5 million, consisting of $225.0 million in purchases of available for sale securities and $1.6 million in purchases of property, plant and equipment, partially offset by $164.1 million in proceeds from sales and maturities of short-term investments.

Financing Activities
During the nine months ended December 31, 2021, net cash provided by financing activities was $6.2 million, consisting primarily of $6.4 million in proceeds from the exercise of stock options.
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
Borrowings under the Hercules Loan Agreement bore interest at a rate per annum equal to 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022. As of December 31, 2021, there was no amount of outstanding principal under the Hercules Loan Agreement due and owing.
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
As of December 31, 2021, we had cash and cash equivalents and short-term investments of $420.2 million. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our operations into the second half of 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the nine months ended December 31, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the SEC on May 20, 2021.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to develop and advance any future product candidates based on our novel proprietary RPx platform and successfully complete clinical trials;
•our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;
•our ability to successfully commercialize any product candidate for which we receive regulatory approval and our expectations regarding the size of the patient populations or the market acceptance of our product candidates if approved for commercial use;
•our ability to compete with other biopharmaceutical companies, biotechnology companies and other third parties and risks associated with such third parties developing or commercializing products more quickly or marketing them more successfully than us;
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
An underlying problem with our proprietary RPx platform would adversely affect our business and may require us to discontinue development of product candidates based on the same or similar therapeutic approaches.
Since all of the product candidates in our current pipeline are based on our proprietary RPx platform, if any of our product candidates fail in development as a result of any underlying problem with our proprietary RPx platform, then we may be required to discontinue development of all product candidates that are based on our therapeutic approach. If we were required to discontinue development of our product candidates that are based on our therapeutics approach, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach.
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
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons such as international trade policies and supply chain disruptions;
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
Undesirable side effects caused by any of our product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-

marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our product candidates. Undesirable side effects may limit the potential market for any approved products or could result in the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. Later discovered undesirable side effects may further result in the imposition of a REMS, label revisions, post approval study requirements, or other testing and surveillance.
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
We have concentrated all of our research and development efforts on product candidates based on our proprietary RPx platform, and our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA and foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in our public offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our proprietary RPx platform, RP1 and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.
We are not profitable and have incurred losses in each period since our inception. For the nine months ended December 31, 2021 and 2020, we reported a net loss of $86.3 million and $59.4 million, respectively. At December 31, 2021, we had an accumulated deficit of $279.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At December 31, 2021, our cash and cash equivalents and short-term investments were $420.2 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, proprietary RPx platform, RP1 and our other product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection.
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

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The COVID-19 virus and its variants continue to spread globally, including the United States, the United Kingdom and other countries in which we conduct clinical trials, and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy and supply chains, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, many countries, including the United States, the United Kingdom and certain other countries in which we conduct clinical trials, placed significant restrictions on travel and business operations or issued shelter-in-place orders. These restrictions and orders continue to remain in effect to varying degrees, the effect of which required, and in some instances, continue to require, certain of our employees and clinical trial staff to work remotely and avoid unnecessary travel. The effect of these restrictions and orders has impacted the pace of enrollment in our clinical trials, and if they continue, may affect our results and operations.

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
While the potential economic impact brought by, and the duration and severity of, the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic on our business will largely depend on future developments, which are highly uncertain, cannot be predicted with confidence, such as the emergence of new variants, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of any COVID-19 vaccines and actions taken in the United States and other countries to contain and treat the disease. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected, work against evolving COVID-19 strains or be made available or will be accepted on a significant scale and in a timely manner.
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
Based on the number of shares outstanding as of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Philip Astley-Sparke and Replimune, Inc.	10-Q	November 4, 2021	10.1
10.2†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Robert Coffin and Replimune, Inc.	10-Q	November 4, 2021	10.2
10.3*	Lease Agreement, dated October 29, 2021, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: February 3, 2022	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 3, 2022	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)