Form 10-K
period 2022-03-31
Replimune Group, Inc.
filed 2022-05-19
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $620.3 million, based on the closing price of the registrant’s Common Stock on September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 49,069,995 shares of Common Stock outstanding as of May 16, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2022

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
•the timing, progress, and results of preclinical studies and clinical trials for our product candidates, including the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
•our ability to obtain additional funding as necessary;
•the timing, scope or likelihood of regulatory filings and approvals, including timing of our Biologics License Application, or BLA, and filing for, and final approval by the U.S. Food and Drug Administration, or the FDA, of, RP1 or any of our other product candidates;
•the timing, scope, or likelihood of foreign regulatory filings and approvals;
•our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;
•our ability to develop and advance any future product candidates into, and successfully complete, clinical trials;
•our expectations regarding the size of the patient populations for RP1, RP2 and/or RP3 or any other product candidates from our RPx platform if approved for commercial use;
•our ability to successfully complete transfer of our product manufacturing to our in-house manufacturing facility from our contract manufacturers including comparability analysis and to qualify, obtain approval for, and maintain successful operation, approval and qualification of our in-house manufacturing operations;
•our ability to obtain and maintain sufficient quantities of raw material supplies or access single or limited sources of goods or services needed to build or maintain our product candidate supplies or otherwise operate our in-house manufacturing facility;
•the costs of operating our in-house manufacturing facility;
•our estimates regarding expenses and capital requirements;
•the implementation of our business model and our strategic plans for our business, RP1 and our other product candidates;
•the rate and degree of market acceptance and clinical utility of RP1 and our other product candidates;
•the potential benefits of and our ability to establish or maintain future collaborations or strategic relationships;
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
•negative developments in the field of immuno-oncology;
•the impact of laws and regulations;
•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health, travel, and supply chain issues;
ii

•the impact of the Russian - Ukrainian conflict on the global economy and related governmental imposed sanctions;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012; and
•the other risks and uncertainties described under “Risk factors.”
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

Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms of action into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches to inducing anti-tumor immunity, including personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will increase clinical efficacy and simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.

Our proprietary RPx platform is based on a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform has a unique dual local and systemic mechanism of action, or MOA, consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment, or TME, to ignite a strong and durable systemic response. This MOA is expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile, the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year runs from April 1st - March 31st, our programs and program updates are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are actively enrolling patients in a randomized, controlled Phase 2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron Pharmaceuticals, Inc., or Regeneron. CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS is enrolling approximately 180 evaluable patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. The CERPASS trial will evaluate complete response, or CR rate, and overall response rate, or ORR, as its two primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs, and is supplying cemiplimab at no cost. If the CERPASS trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We expect to complete enrollment of the CERPASS trial in mid-year 2022 and for the primary data analysis to be triggered six months thereafter with top line data to be released in early 2023.

We continue our collaboration with Bristol-Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial, which is referred to herein as IGNYTE, or the IGNYTE trial. There are four tumor specific cohorts currently enrolling in the IGNYTE trial including a registration directed Phase 2 expansion cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. The additional three cohorts are in non-melanoma skin cancers, or NMSC, which includes patients with both naïve and anti-PD-1 failed disease, in anti-PD-1 failed microsatellite instability high, or MSI-H/dMMR tumors (which we recently changed by protocol amendment from anti-PD1 naïve disease), and in anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC.

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In March 2022, we released updated data showing that RP1 combined with nivolumab continues to demonstrate deep and durable responses in patients with melanoma, including a 37.5% overall response rate in anti-PD-1 failed disease. We expect to release initial directional data from the first 75 patients with six month follow up in late 2022. In order to document sufficient durability of response, an important secondary endpoint of the study, the primary analysis upon which a filing is intended to be made is expected to be triggered 12 months following the last patient being enrolled.

We continue to enroll patients in our three additional IGNYTE Phase 2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. In NMSC, enrollment in the anti-PD-1 naïve NMSC cohort has completed, included patients with cutaneous squamous cell carcinoma, or CSCC, basal cell carcinoma, or BCC, merkel cell carcinoma, or MCC, and angiosarcoma. Updated data from the CSCC patients in the anti-PD-1 naïve NMSC cohort, presented in March 2022, continued to show nearly half of the patients achieving a complete response and nearly 65% achieving a complete or partial response. We are currently enrolling 30 patients in an extension of the NMSC cohort of RP1 in combination with nivolumab in NMSC patients who have failed prior treatment with anti-PD(L)-1. In March 2022, we reported initial data from this extension cohort where responses had been observed in anti-PD(L)-1 failed CSCC, MCC and angiosarcoma tumors. We believe the activity of RP1 combined with nivolumab in this anti-PD(L)-1 failed cohort represents a new potential therapeutic option for these patients and supports the broad potential for RP1 in anti-PD(L)-1 failed disease beyond melanoma. Enrollment is ongoing in our MSI-H/dMMR and NSCLC cohorts.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with skin cancers. Enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk. However, more recently we have seen an increase in enrollment as the COVID-19 impact continues to evolve. Even though the patient numbers are currently small, as reported in March 2022, we have observed responses in these patients with RP1as monotherapy with a similar safety profile to that observed in our other RP1 clinical trials in patients who are not immune suppressed.

We are also developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types, including traditionally less immune responsive tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF as in RP1, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3 has been engineered with the intent to further stimulate an anti-tumor immune response through activation of immune co-stimulatory pathways through the additional expression of the ligands for CD40 and 4-1BBL, as well as anti-CTLA-4 and GALV-GP R(-), but without the expression of GM-CSF.

We initiated a Phase 1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of this clinical trial from 12 to 30 patients. We have presented data from the single agent RP2 portion of this clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. We have also presented combination data from the clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. In the second half of 2021, we reported full enrollment in the initial 30 patient combination with nivolumab part of the Phase 1 clinical trial following which a protocol amendment was made to expand this clinical trial to enroll additional patients who are required to have specific tumor types of interest, including lung cancer, breast cancer, gastro-intestinal cancers, head and neck cancer and uveal melanoma, rather than any type of tumor as were eligible for the initial 30 patient group. Initial data from this expanded cohort of RP2 Phase 1 patients is expected toward the end of 2022.

We have obtained clearance from the Medicines and Healthcare products Regulatory Agency in the United Kingdom to enter clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. In March 2022, we reported initial data from the single agent monotherapy cohort of RP3 in superficial and deep tumors exploring two dose levels of RP3, including injections into deep tumors. The higher dose level has been confirmed as the recommended Phase 2 dose and no new safety signals have been observed as compared to RP1 or RP2. Enrollment of the combination part of this study has begun, combining RP3 with nivolumab under a collaboration and supply agreement with BMS. This cohort is focusing on enrolling patients with gastro-intestinal cancers, breast cancer, lung cancer and head and neck cancer. Initial data from this expanded cohort of RP3 Phase 1 patients is expected toward the end of 2022.

We intend to initiate a Phase 2 development plan for RP2 and RP3 to target a range of tumor types with un-met need, including where liver tumors are common and in patients with early disease where the objective of treatment would be to increase the proportion of patients achieving cure. This includes the development of RP2 and/or RP3 in combination with the current standard of care, including immunotherapy, chemotherapy and radiation, and in settings following the current standard of care. We are planning for initial signal finding single arm Phase 2 clinical trials in the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, hepatocellular carcinoma, or HCC, and micro-satellite stable colorectal cancer, or CRC, with additional signal finding studies intended to follow. We expect to initiate this Phase 2 development work around the end of 2022.

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

To further augment these intended effects, our product candidates are genetically encoded with multiple potent, cell-killing and immune-stimulating proteins — in other words, our product candidates are “armed” with these therapeutic genes.

We believe that our ability to incorporate multiple mechanisms of action into a practical “off-the-shelf” approach to initiating or enhancing an anti-tumor immune response, including to neo-antigens, will offer significant advantages over the various approaches to immune activation that are currently in development, including personalized vaccine treatments. Tumor neo-antigens are uniquely present in tumors, rather than normal tissue, because they result from the genetic changes that occur as cancer develops. Unlike the antigens present in normal tissue, the immune system identifies neo-antigens as foreign. As a result, the immune system is able to mount an immune response to tumor neo-antigens in the same way that it would to the antigens contained in disease-causing micro-organisms, which the immune system also identifies as foreign. Researchers believe immune responses to tumor neo-antigens are particularly important in the immune system’s ability to combat cancer, and as a consequence various “personalized vaccine” approaches to generating immune responses to tumor neo-antigens are in development. These approaches are generally both expensive and time consuming because a vaccine cannot be designed and manufactured until a tumor biopsy is taken and analyzed in the laboratory to identify the mutated tumor antigens that will be targeted by the treatment. We also believe that our “off-the-shelf” approach may offer significant advantages over other approaches to anti-cancer immune activation that only target a single pathway of the immune system, as is the case with most of the other immuno-oncology therapies currently under development. Importantly, our product candidates are intended to maximally activate an immune response against cancer, which we believe is the missing element needed to allow anti-PD-1 or anti-PD(L)-1 therapy to treat more patients and tumor types, unlike some other therapies that are intended to act by blocking additional defense mechanisms against an anti-tumor immune response once it has been initiated.
Our Oncolytic Immunotherapy platform and product candidates
Our current product candidate pipeline is summarized in the table below:

The foundation of our oncolytic immunotherapy product candidates consists of a proprietary strain of HSV-1 that we have engineered to replicate selectively in tumors and to express a fusogenic glycoprotein, a protein that triggers the fusion of the membranes between cells. HSV-1 is both highly cell lytic and inflammatory, and also has a large carrying capacity, which makes it possible to incorporate multiple genes encoding therapeutic proteins. We believe our combination of HSV-1 with the expression of the fusogenic glycoprotein increases the natural ability of HSV-1 to kill tumor cells and to induce an anti-tumor immune response. The fusogenic functionality of our product candidates is intended not only to increase the number of tumor cells that are killed, but also to cause highly immunogenic death of tumor cells. We believe that these factors will increase the potency of the systemic anti-tumor immune response that is generated by our product candidates. With the intention of further amplifying the anti-tumor response, we have also engineered product candidates that express a range of additional potent, immune activating genes encoding therapeutic proteins in tumors.

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

Lead product candidate: RP1
Our lead product candidate, RP1, is a selectively replicating version of HSV-1 that expresses GALV-GP R(-) and human GM-CSF. RP1 has the following properties:
•we have deleted the ICP34.5-encoding gene, which enables tumor-selective virus replication;
•we have deleted the ICP47-encoding gene, which is intended to prevent the inhibition of the antigen presentation pathway otherwise caused by ICP47 binding to the transporter associated with antigen presentation. ICP47 deletion is also intended to result in the increased and earlier expression of the HSV-1 US11 gene by placing the HSV-1 US11 gene under the control of ICP47 promoter which we believe will increase virus replication in tumors without reducing tumor-selectivity; and
•we have inserted the sequences for GALV-GP R(-) and human GM-CSF, resulting in the expression of these therapeutic proteins with the intention of increasing both the direct tumor cell killing and the potency of the anti-tumor immune response that is induced.
We have developed RP1 as a monotherapy and for use in combination with immune checkpoint blockade therapy, particularly therapies targeting PD-1 or PD-(L)-1. We believe that the robust release of tumor antigens and the highly immunogenic tumor cell death intended to be caused by RP1 will further increase the previously observed synergy between oncolytic viruses and immune checkpoint blockade therapy.

Pipeline product candidates: RP2 and RP3

We have designed our RP2 product candidate to express an anti-CTLA-4 antibody-like protein intended to block the inhibition of the immune response otherwise caused by CTLA-4. We believe that RP2 may offer advantages compared with current CTLA-4 approaches, including ipilimumab. By expressing anti-CTLA-4 only locally in the tumor and draining lymph nodes, we believe that activity will be retained, but that toxicity will be reduced. We intend that our RP2 product candidate will be used in combination with other treatment approaches, including anti-PD-1 therapy, which we believe will result in both synergy with the oncolytic immunotherapy and the expression of anti-CTLA-4 in the tumor.

We have designed our RP3 product candidate to express further immune-activating proteins that stimulate T cells, in addition to anti-CTLA-4 and GALV-GP R(-). These immune activating proteins are the ligands for two immune co-stimulatory pathways responsible for T cell proliferation and/or activation, the CD40L and 4-1BBL pathways.
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
For the core technology in our RPx platform and each of our product candidates, we have filed six patent applications under the Patent Cooperation Treaty, or PCT. All six of these PCT applications have entered the national phase and are pending in a range of countries. Examination has started in connection with some of the national phase applications. Four US patents have been granted by the applicable authorities in the US. Three European patents have been granted by the applicable authorities in the European Union, two patents have been granted by the applicable authorities in Hong Kong and one patent has been granted by the applicable authorities in each of Japan, Singapore and Israel. Notices of allowance have been issued on two Japanese patent applications and a notice of allowance has been issued on one Israeli patent application. The granted US patents include US patent numbers 10,570,377; 10,612,005; 10,626,377; and 10,947,513 and include description and claims directed to oncolytic virus compositions of matter, pharmaceutical compositions encompassing an oncolytic virus and methods of use in treating cancer with oncolytic virus compositions. Two of our European patents have been opposed and one of our US patents has been petitioned for post-grant review. We continue to vigorously pursue advancement and defense of our patents and patent applications through the respective patent offices in which they are granted or pending throughout the world.
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
Our competitors fall primarily into the following groups of treatment:
•traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies;
•approved immunotherapy antibodies and immunotherapy antibodies in clinical trials;
•oncolytic immunotherapies, including T-Vec and other oncolytic immunotherapies in clinical trials;
•therapies aimed at activating innate immunity such as those targeting STING and TLRs;
•cancer vaccines including personalized vaccines and those targeting tumor neo-antigens; and
•cell-based therapies, such as CAR-T, T cell receptor-based, and NK cell therapies.
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
We do, however, expect to face direct and increasing competition from a number of companies that are also seeking to develop cancer therapies based on oncolytic viruses and other ways to prime the immune system, including neo-antigen vaccination. We believe that our ability to successfully compete will depend, among other things, on our ability to:

•expeditiously advance the development of our product candidates;
•design, enroll patients in and successfully complete appropriate clinical trials in a timely fashion;
•gain regulatory approval for our product candidates in their first indications as well as further indications;
•establish collaborations and partnerships for the development and marketing of our product candidates;
•commercialize our product candidates successfully, including demonstrating the safety and efficacy of our product candidates over currently approved therapies to physicians, insurers and third-party payors;
•secure sufficient coverage from insurers and other payors;
•secure, maintain and protect intellectual property rights based on our innovations; and
•manufacture or otherwise obtain and sell commercial quantities of future products to the market.
Manufacturing and suppliers
We have established an operations leadership team with extensive experience in manufacturing biologics based on viruses, including oncolytic products and gene therapy products, and in the construction, validation, operation and approval of facilities for the manufacture and filling of complex biological products. Our team has already developed a robust and reproducible manufacturing process for our product candidates. We are also developing our product candidates for maximum practicality of use compared with some other oncolytic immunotherapies.
Traditionally, our third-party contract manufacturer in Europe has been responsible for the cGMP manufacture and filling of our product candidates for use in our clinical trials. We have established our raw material supply chain for our product candidates as part of the process of establishing and qualifying our own manufacturing facility and intend to enter into commercial supply, collaboration or similar agreements as needed to operate the in-house manufacturing of our product candidates for our clinical trials and, if approved, build commercial supply of our products.
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is fully operational. We have completed the process of transferring the manufacturing of RP1 and RP2 from our third-party contract manufacturer and are nearly complete with the transfer of the manufacturing of RP3 from our third-party contract manufacturer. We have completed comparability analysis of RP1 produced at our Framingham facility with the contract manufacturer material used in our clinical studies and a report has been submitted to the FDA. We are currently conducting comparability studies of RP2 manufactured from our in-house facility to our current clinical trial supply material manufactured from our third-party contract manufacturer. We plan to operate our in-house manufacturing facility in order to secure our product candidates for our ongoing and planned clinical studies and, if approved, commercial launch and supply. The facility has been designed to allow us to produce enough material to cover full global commercialization of all our current product candidates. The facility is intended to give us control over key aspects of the supply chain for our products and product candidates.
By establishing our own manufacturing facility, we aim to minimize or eliminate our reliance on contract manufacturing organizations, which typically have limited capacity at commercial scale and long-lead time to conduct manufacturing campaigns. We believe that having control over the whole manufacturing process will allow us to reduce cycle times and cost of goods for commercial production and to shorten overall timelines for new product candidates in our development pipeline, as well as help us to develop drug formulations or presentations to simplify distribution and/or administration of future oncolytic immunotherapies. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial-scale processes and to ensure security of supply to support market launch and commercialization of our product candidates, if approved.
Sales and marketing
None of our product candidates have been approved for sale. If and when our product candidates receive marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. On April 21, 2021, we announced the strengthening of our executive team with the appointment of Sushil Patel, Ph.D. as our Chief Commercial Officer effective May 3, 2021. Following the appointment of our Chief Commercial Officer, we have further built our in-house sales, marketing or commercialization capabilities with the addition of sales and marketing expertise. Clinical data, the size of the opportunity for our product candidates, RP1, RP2 and RP3, and the size of the commercial infrastructure required will influence our commercialization plans and decision making.
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
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
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
FDA and EU regulation
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with GLP regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin at United States clinical trial sites;
•approval by an IRB for each clinical site, or centrally, before each trial may be initiated;
•adequate and well-controlled human clinical trials to establish the safety, purity, and potency of the proposed product candidate for its intended use, performed in accordance with GCPs;
•development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with current cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and
•FDA review and approval of the BLA to permit commercial marketing for particular indications for use.
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
Clinical trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an IRB at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be added to the IND for FDA review, and sent to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.
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
•Phase 1 — Trials are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of the activity of the product candidate.
•Phase 2 — Controlled trials are conducted in limited subject populations with a specified disease or condition to evaluate the effectiveness of the product candidate for a particular indication or indications, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.
•Phase 3 — These adequate and well controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.
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
Further, under certain circumstances, manufacturers and sponsors of investigational biopharmaceutical product candidates can provide access to the product candidates to certain qualifying patients outside of clinical trials. For instance, under the FDA’s expanded access program, with FDA approval and subject to certain requirements, sponsors may provide access to product candidates to patients with serious or immediately life threatening diseases or conditions for which there is no comparable or satisfactory alternative therapy, provided that the potential patient benefit justifies the risks, the risks are not unreasonable in the context of the disease or condition to be treated, and the provision of the product candidate for the requested use will not interfere with clinical investigations. The specific expanded access criteria and requirements depend on the number of expanded access patients. Sponsors and investigators of expanded access programs must still comply with the FDA’s clinical trial guidelines and are subject to subject protection regulations. Federal and state laws in the United States, referred to as right to try laws, also establish a separate mechanism through which certain patients with life threatening diseases or conditions, who have exhausted all approved treatment options and are unable to participate in a clinical trial, may request access to investigational product candidates that have completed a Phase 1 clinical trial. While certain criteria must be met for a patient to be eligible for access to product candidates under right to try laws, these laws do not require the FDA to approve the use of the product candidate and do not require compliance with the majority of the FDA’s clinical trial regulations.
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
In relation to the clinical trial in the United Kingdom and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the European Medicines Agency, there are broadly equivalent GLP, GCP, cGMP and ethical approval requirements. In the European Union, these rules are memorialized in the form of Regulations, which are directly enforceable in all EU member states or Directives, which may only be implemented nationally. However, enforcement of such rules is conducted by the regulatory authority in which the trial is carried out, which is the MHRA in the United Kingdom. With the full departure of the United Kingdom from the European Union in January 2021, the United Kingdom is not covered by the European Union Clinical Trial Regulation, in force since January 2022, which inter alia introduced a portal to streamline cross-border trial applications, and is instead subject to rules equivalent to the previous 2001 EU Clinical Trials Regulation.
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
In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Also, under the FDA Reauthorization Act of 2017, for applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, in place of the PREA investigations, sponsors must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
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
Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of completing its review of 90% of all applications within ten months from the 60-day filing date for its initial review of a BLA. This review goal is referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission. Additionally, this review period may change as the PDUFA statute must be reauthorized by Congress by September 2022.
The FDA may also refer certain applications to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
Biosimilars and exclusivity
The BPCIA creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use (though a biosimilar may be licensed for fewer indications than that of its reference product), route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has issued a number of guidance documents outlining its approach to review and approval of biosimilars, including guidance documents on the demonstration of interchangeability and the licensure of biosimilar and interchangeable products for fewer than all of the reference product’s licensed conditions of use.
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product and not approved for another 8 years from the date of licensure of the reference product. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period. The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.
The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book”. The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, pursuant to a statute to enable biological product patent transparency, the reference product sponsor must provide patent information and patent expiry dates to the FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.
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
In the European Union, a supplementary protection certificate, or SPC, can similarly extend a patent term for a maximum of five years. A further six-month additional extension is available if the SPC relates to a medicinal product for which data has been submitted according to a Pediatric Investigation Plan.
In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. By way of example, measures have been proposed and implemented to facilitate product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA notice or review and approval. There also are continuing annual program user fee requirements for approved products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current cGMP and other requirements, which impose certain procedural and documentation requirements upon sponsors and third-party manufacturers. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current cGMPs. Regulatory authorities may withdraw product approvals, require label modifications or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
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
The FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers.
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
In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. There are also a number of additional standards that apply to oncolytic virus products. The FDA has issued various applicable guidance documents on factors that the agency considers during product development including, but not limited to, preclinical assessments; chemistry manufacturing and controls; and long-term patient and clinical study subject follow up and regulatory reporting. In the European Union, while there is no direct equivalent to the separate route for biologics, the EMA issues scientific guidelines on biological medicinal products and the standard Common Technical Document structure is modified for biologicals and plasma-derived products.
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
Cutaneous squamous cell carcinoma
CSCC is the second most common form of skin cancer and is estimated to be responsible for at least 7,000 deaths each year in the United States. It currently accounts for approximately 20% of all skin cancers in the U.S., with the number of newly diagnosed cases expected to rise annually. When CSCC invades deeper layers of the skin or adjacent tissues, it is categorized as locally advanced. Once it spreads to other distant parts of the body, it is considered metastatic. Cemiplimab was the first approved therapy in the United States for the treatment of locally advanced or metastatic CSCC and has subsequently been approved in the European Union and Australia.
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
Human capital
As of March 31, 2022, we employed 206 employees, all of which are full-time employees. Of the 206 employees, 178 are in research and development and 28 are in selling, general and administrative functions. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
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
The well-being, health and safety of our employees are integral to the success of our business. Early in the COVID-19 outbreak we proactively implemented social distancing policies at our facilities, encouraged and implemented work-from-home policies for our employees, other than those in working in our laboratory, those performing manufacturing functions and certain other employees as deemed appropriate from time to time, and restricted employee travel. In addition, we provided a safety training for all employees and we established a task force focused on creating and keeping employees well informed about our latest plans and guidance around COVID-19.

In response to public health directives, and in an effort to protect the health and safety of our employees, we continue to monitor the pandemic, assess our work-from-home, return-to-office, and other health and safety policies and, as applicable, follow local, state and federal guidelines.
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
Summary of risk factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
•the timing, progress, and results of our preclinical studies and clinical trials for our product candidates, and the timing, scope or likelihood of regulatory filings and approvals for any of our product candidates;
•our ability to develop and advance any future product candidates based on our proprietary RPx platform and successfully complete clinical trials;
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

•our ability to successfully complete transfer of our product manufacturing to our in-house manufacturing facility from our contract manufacturers including comparability analysis and to qualify, obtain approval for, and maintain successful operation, approval and qualification of our in-house manufacturing operations;
•our ability to obtain and maintain sufficient quantities of raw material supplies to build or maintain our product candidate supplies or otherwise operate our in-house manufacturing facility;
•the costs of operating our in-house manufacturing facility and our reliance on third-party collaborators and clinical trial service providers, which may be single or of limited source;
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
•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues, including potential material supplies and supply chain disruptions, hiring and retaining talent, and global or national economic impacts such as inflation; and
•the ongoing military conflict between Russia and Ukraine and the impact on the global economy and related governmental imposed sanctions.
Risks related to product development
Our product candidates are in the early stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.
All of our product candidates are in research or development. We have not generated any revenues from the sale of products and do not expect to do so for at least the next several years. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
•changes in manufacturing facilities or the manufacturing process for our product candidates may impact how our product candidates perform in clinical trials;
•changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;
•statutes or regulations could be amended or new ones could be adopted, especially in light of the upcoming reauthorization of the Prescription Drug User Fee Act;
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
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons, such as international trade policies and supply chain disruptions;
•we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs. By example, the FDA may determine that larger trials, Phase 3 trials, randomized and controlled clinical trials, or clinical trials designed to replicate results found in our registrational or pivotal trials are required before we may file a BLA or before the FDA will approve a marketing application;

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
•the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing, testing, comparability or quality processes or our manufacturing facilities for clinical and future commercial supplies;
•the data collected from clinical trials, including our registration directed or registration intended trials, of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•The FDA may decide that our intended pathways, including accelerated approval, are not appropriate for our product candidates, requiring that we conduct additional studies. By example, in recent years the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed. Even if accelerated approval is granted, payors, including governmental payors, may be less welling to provide sufficient reimbursement for products approved via accelerated approval;
•the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates or necessary inspections before an approval can be issued may be delayed;
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
Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are enrolling patients in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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
Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PD(L)-1 therapies and may develop RP1 or our other product candidates for use with other therapies. Although we intend our IGNYTE anti-PD-1 failed melanoma cohort and our CERPASS trial to be registration directed, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.
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
•the extent and strength of our manufacturing operations and our third-party manufacturer and supplier support;
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in our public offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our proprietary RPx platform, including our lead product candidate, RP1, and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.
We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2022 and 2021, we reported a net loss of $118.0 million and $80.9 million, respectively. At March 31, 2022, we had an accumulated deficit of $311.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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

Our operations have consumed substantial amounts of cash since inception. At March 31, 2022, our cash and cash equivalents and short-term investments were $395.7 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
Risks related to intellectual property
If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.
Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology and proprietary RPx platform, including our lead product candidate, RP1, and our other product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection.
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
We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1, RP2 and RP3 for where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our ongoing CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent, in part, both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates.
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
If the manufacturers upon which we rely fail to produce our raw materials or product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
We continue to rely on third-party contract manufacturers to manufacture our raw materials and clinical trial product supplies until our in-house manufactured clinical trial product supplies are qualified for use in our clinical trials. As a result, there can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices.
We currently have only one contract manufacturer for our product candidates for use in our clinical trials until our in-house materials are qualified for use in our clinical trials. In addition, we do not have any long-term commitments from our suppliers of raw materials or clinical trial material or guaranteed prices for our product candidates or their components. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers of raw materials or our product candidates, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our raw materials or product candidates that meet the necessary quality standards may delay our development or commercialization.

If our manufacturers do not perform as agreed or encounter difficulties in production costs and yields, quality control, shortages of qualified personnel or key raw materials, compliance with strictly enforced federal, state, and foreign regulations, or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.
In addition, if our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining raw materials, products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization.
While we are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We must also receive FDA approval for the use of any new manufacturers for clinical or commercial supply, including our own manufacturing facility.
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
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. The process of transferring the manufacturing of RP1 and RP2 from our third-party contract manufacturer is complete and the transfer of the manufacturing of RP3 from our third-party contract manufacturer is nearly complete. Comparability analysis of RP1 produced at our Framingham facility with the contract manufacturer material used in our clinical studies is complete and a report has been submitted to the FDA. Comparability studies of RP2 manufactured from our in-house facility to our current clinical trial supply material manufactured from our third-party contract manufacturer are underway. This facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
In operating our own manufacturing facility, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, raw material supply, regulatory, facilities and information technology. Further, should corrective or preventative actions be required, we will be fully responsible for these. If we experience unanticipated employee turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility, which may negatively affect our product development timeline, product candidate supplies and, if approved, our commercial product supplies. If we experience any unanticipated shortages of key raw materials, or other difficulties related to our raw material supply, we may not be able to effectively manage our ongoing manufacturing timelines and costs which may negatively affect our product development schedule and our ability to provide clinical trial supplies to patients in our clinical trials, and if approved, commercial product supplies.
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
In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus and variants thereof continue to spread globally, including in the United States, the United Kingdom and other countries in which we conduct clinical trials, and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy and supply chains, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, many countries, including the United States, the United Kingdom and certain other countries in which we conduct clinical trials, placed significant restrictions on travel and business operations or issued shelter-in-place orders. These restrictions and orders continue to remain in effect to varying degrees, the effect of which required, and in some instances, continue to require, certain of our employees and clinical trial staff to work remotely and avoid unnecessary travel. These restrictions and orders have impacted the pace of enrollment in our clinical trials, and if they continue, may affect our results and operations.
The COVID-19 pandemic is affecting the United States and global economies and has affected, and may continue to affect, our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates, the access to laboratory and other supplies necessary for development and packaging of our product candidates, our commercialization processes and the conduct and the enrollment of current and future clinical trials. Many manufacturers have experienced shortages of key equipment and ingredients needed for product manufacturing. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA and comparable foreign regulatory authorities, which could result in delays of reviews and approvals, including with respect to RP1 and our other product candidates. By example, we may be delayed in obtaining any necessary FDA inspections that are required for product approval following submission of a BLA. The evolving COVID-19 pandemic has also directly or indirectly impacted, and is likely to continue to impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial staff may no longer be able to get to the clinic. Such facilities and offices have focused, and may continue to be required to focus, limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially impact the efficiency and pace with which we work and develop our product candidates.
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
While the potential economic impact brought by, and the duration and severity of, the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. During certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic on our business will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants, ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of any COVID-19 vaccines and actions taken in the United States and other countries to contain and treat the disease. While vaccines for COVID-19 are being, and have been developed, new variants may continue to emerge and there is no guarantee that any such vaccine will be effective, work as expected, will be made available or will be accepted on a significant scale and in a timely manner.

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
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities including, but not limited to, the ongoing military conflict between Russia and Ukraine, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances; and
•the other factors described in this “Risk factors” section.
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
•our ability to enroll patients in clinical trials and the timing of enrollment;
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
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, including, but not limited to, those resulting from the ongoing military conflict between Russia and Ukraine, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances;
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
Based on the number of shares outstanding as of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Unfavorable global economic conditions and geopolitical events could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. A weak or declining economy or political disruption, including any international trade disputes, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Although we do not currently operate in Russia or Ukraine, if the conflict broadens it may impact countries or territories in which we do operate or intend to operate, which could have a negative impact on our ability to achieve our objectives or timelines.
Item 1B.    Unresolved staff comments
None.
Item 2.    Properties
Our corporate headquarters are located in Woburn, Massachusetts, where we occupy approximately 18,712 square feet pursuant to a lease expiring in 2029, with an option to extend by an additional five years. Additionally, we also lease an approximately 12,000 square-foot facility in Oxfordshire, United Kingdom, containing research and development, laboratory and office space. This lease expires in April 2031 and we have the right to terminate it in April 2026. In October 2021, the Company entered into an additional agreement to lease approximately 2,951 square feet of research and development, office and laboratory space in Abingdon, Oxfordshire, United Kingdom. The lease expires in October 2026.
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
Holders of common stock
As of the close of business on May 16, 2022, there were approximately 18 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
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
Item 6.    Reserved
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
Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms of action into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches of inducing anti-tumor immunity, including personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will simplify the development path of our product candidates, while also improving patient outcomes at a lower cost to the healthcare system than the use of multiple different drugs.
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. We do not have any products approved for sale and have not generated any revenue from product sales.
Since commencement of our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $569.0 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $463.4 million was from three separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020 and October 2020, respectively, and $4.4 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 13,619,822 shares of our common stock and pre-funded warrants to purchase 5,284,238 shares of our common stock in the Public Offerings, and 287,559 shares of common stock through our at-the-market facility.
Funds affiliated with two separate institutional investors hold all of our outstanding pre-funded warrants. Other than as set forth in Notes 8, 9 and 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on From 10-K, the shares of our common stock into which our outstanding pre-funded warrants are exercisable are not included in the number of issued and outstanding shares of our common stock set forth in this Annual Report on Form 10-K.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $118.0 million and $80.9 million for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $311.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials, development and pre-commercial activities related to our RPx platform product candidates, and if and as we:

•conduct our current and future clinical trials with RP1, RP2 and RP3;
•further preclinical development of our RPx platform;
•qualify, operate or maintain our own in-house manufacturing facility;
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
•hire and retain additional clinical, quality control, scientific and selling, general and administration personnel;
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
As of March 31, 2022, we had cash and cash equivalents and short-term investments of $395.7 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
See “— Liquidity and capital resources” and “Risk factors — Risks related to our financial position and need for additional capital.”
The COVID-19 pandemic
We are continuing to monitor the global outbreak and spread of COVID-19 and, throughout the pandemic, have implemented measures designed to comply with applicable federal, state and local guidelines, as well as care for our employee's health and well-being. We will continue to examine our protocols as the pandemic and health guidance evolves. The COVID-19 pandemic continues to affect the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been impacted by the pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in raw material supplies, clinical product supplies, and preclinical studies or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, supplies, industry and workforce. For additional information, see “Risk Factors — Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, commercial, and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, pre-commercial planning, travel expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expect that our selling, general and administrative expenses will continue to increase in the future as we increase our selling, general and administrative headcount to support our continued research and development and pre-launch activities to prepare for potential commercialization of our product candidates. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.
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
Income taxes
Since our inception and through March 31, 2022, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the years ended March 31, 2022 and 2021
The following table summarizes our results of operations for the years ended March 31, 2022 and 2021:

	Year Ended March 31,		Change
	2022	2021	$	%
	(Amounts in thousands)
Operating expenses:
Research and development	$79,545	$56,754	$22,791	40%
Selling, general and administrative	38,769	23,201	15,568	67%
Total operating expenses	118,314	79,955	38,359	48%
Loss from operations	(118,314)	(79,955)	(38,359)	48%
Other income (expense):
Research and development incentives	3,170	2,807	363	13%
Investment income	390	916	(526)	(57)%
Interest expense on finance lease liability	(2,223)	(2,242)	19	(1)%
Loss on extinguishment of debt	—	(913)	913	(100)%
Interest expense on debt obligations	—	(818)	818	(100)%
Other (expense) income	(1,059)	(665)	(394)	59%
Total other income (expense), net	278	(915)	1,193	(130)%
Net loss	(118,036)	(80,870)	(37,166)	46%

Research and development expenses
Research and development expenses for the year ended March 31, 2022 were $79.5 million, compared to $56.8 million for the year ended March 31, 2021. The following table summarizes our research and development expenses for the years ended March 31, 2022 and 2021:

	Year Ended March 31,		Change
	2022	2021	$	%
Direct research and development expenses by program:
RP1	16,291	27,517	(11,226)	(41)%
RP2	13,958	3,004	10,954	365%
RP3	1,227	—	1,227	100%
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	37,528	22,939	14,589	64%
Other	10,541	3,294	7,247	220%
Total research and development expenses	$79,545	$56,754	$22,791	40%
The change in our direct research and development expenses between our product candidates is associated with technology transfer, process development, qualification and comparability of our in-house manufactured materials compared to our third-party manufactured materials in readiness for utilizing our product candidates made at our in-house manufacturing facility in our clinical development programs and preparation for potential commercial manufacture, if approved. Manufacturing continued to focus on RP2 and RP3 technology transfers and process development during the fourth quarter, as well as continued readiness for clinical trial development of these product candidates made at our in-house facility.
The increase of $21.8 million in our unallocated expenses was due primarily to a $14.6 million increase in personnel-related costs, including a $11.6 million increase in payroll and fringe benefits and a stock-based compensation increase of $2.8 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the years ended March 31, 2022 and 2021 included stock-based compensation expense of $8.6 million and $5.7 million, respectively. Additionally, the increase in other expenses is largely driven by $3.2 million of increased costs related to our manufacturing facility and related lease costs, as well as an increase of $1.9 million in research costs and an increase of $0.9 million in lab supplies.
Selling, general and administrative expenses
Selling, general and administrative expenses were $38.8 million for the year ended March 31, 2022, compared to $23.2 million for the year ended March 31, 2021. The increase of $15.6 million is primarily the result of an increase of $13.1 million in personnel related costs, including a stock-based compensation increase of $9.6 million, an increase of $3.2 million in payroll and fringe benefits and a $0.3 million increase in travel and entertainment. The increase in personnel related costs was driven by the continued hiring of additional personnel in our selling, general and administrative functions, including the addition of commercial personnel associated with pre-launch commercial planning and initial build of the Company's commercial infrastructure, which accounts for approximately $1.7 million of the increase compared to prior year, as we expand our operations.
Total other income (expense), net
Other income (expense) for the year ended March 31, 2022 was $0.3 million compared to $(0.9) million for the year ended March 31, 2021. The net change of $1.2 million is primarily attributable to a decrease in expense of $0.9 million as a result of a loss related to the extinguishment of debt in the prior year which did not recur in the current year, as well as a decrease in expense of $0.8 million as a result of interest expense on the aforementioned debt obligations in the prior year which did not recur during the current year. Furthermore, the Company earned approximately $0.5 million more in interest income on investments in the prior year as compared to the current year, and there is an increase in expense of $0.4 million in the current year due to the changes in foreign exchange rates of the Great British Pound to United States Dollar.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from the issuance of debt. Through March 31, 2022, we had received net proceeds of $655.8 million from our sales of equity securities and $10.0 million from our incurrence of debt under the term loan facility with Hercules, which was repaid in full in December 2020. As of March 31, 2022, we had cash and cash equivalents and short-term investments of $395.7 million.
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
In addition to registered public equity offerings, we also established an at-the-market offering program pursuant to a sales agreement that we entered into with SVB Leerink LLC, or the Agent, on August 8, 2019, or the 2019 Sales Agreement. Under the 2019 Sales Agreement, and prior to its amendment in June 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In June 2020, we amended the 2019 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $30.0 million. We sold 287,559 shares of our common stock under the 2019 Sales Agreement for net proceeds of approximately $4.4 million. On August 11, 2020, in connection with our entry into separate sales agreement with the Agent, or the 2020 Sales Agreement, we and the Agent mutually agreed to terminate the 2019 Sales Agreement. Under the 2020 Sales Agreement, and prior to its amendment in October 2020, we could sell from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock. In October 2020, we amended the 2020 Sales Agreement to reduce the aggregate offering amount thereunder from $75.0 million to $62.5 million. We did not issue or sell any shares of our common stock under the 2020 Sales Agreement during the year ended March 31, 2022. For additional information, see Note 17, Subsequent events, of the "notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K.
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
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(82,180)	$(61,389)
Net cash (used in) provided by investing activities	(1,806)	(188,776)
Net cash provided by financing activities	6,598	372,462
Effect of exchange rate changes on cash and cash equivalents	818	721
Net (decrease) increase in cash and cash equivalents	$(76,570)	$123,018
Operating activities
During the year ended March 31, 2022, net cash used in operating activities was $82.2 million, primarily resulting from our net loss of $118.0 million, partially offset by non-cash charges of $28.6 million, consisting of stock-based compensation expense of $24.3 million and $4.4 million of expense related to depreciation and amortization and net amortization of premiums and discounts on short-term investments, and an increase in cash of $7.2 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2022 consisted primarily of a $4.7 million increase in accrued expenses and other current liabilities, a net $2.5 million change in operating and financing right-of-use assets and lease liabilities, a $1.1 million increase in accounts payable and a $0.8 million increase in prepaid expenses and other current assets, as well as a $0.2 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of qualifying expenditures.
During the year ended March 31, 2021, net cash used in operating activities was $61.4 million, primarily resulting from our net loss of $80.9 million, partially offset by an increase in non-cash charges of $16.0 million, primarily consisting of stock-based compensation expense, and an increase in cash of $3.5 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2021 consisted primarily of a $3.4 million increase in accrued expenses and other current liabilities, a net $2.5 million change in operating and financing right-of-use assets and lease liabilities, a $1.7 million decrease in prepaid expenses and other current assets, a $1.0 million decrease in accounts payable and a $0.3 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures. The changes in accounts payable were primarily due to the timing of vendor invoicing and payments.
Investing activities
During the year ended March 31, 2022, net cash used in investing activities was $1.8 million, consisting of $255.7 million in purchases of available for sale securities and $2.3 million in purchases of property, plant and equipment, offset by $256.3 million in proceeds from sales and maturities of short-term investments.
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
Financing Activities
During the year ended March 31, 2022, net cash provided by financing activities was $6.6 million, consisting primarily of $6.9 million in proceeds from the exercise of stock options.
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
Borrowings under the Hercules Loan Agreement bore interest at a rate per annum equal to 8.75%. Under the Hercules Loan Agreement, we were required to make monthly interest-only payments through September 1, 2022. As of March 31, 2022, there was no amount outstanding under the Hercules Loan Agreement due and owing.
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
•further preclinical development of our RPx platform;
•operate, qualify and maintain our own in-house manufacturing facility;
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
As of March 31, 2022, we had cash and cash equivalents and short-term investments of $395.7 million. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2022, will enable us to fund our overall operations into the second half of calendar 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under our operating and financing leases, as well as costs associated with contracts entered into in the normal course of business with CROs, CMOs and other third parties for clinical trials and preclinical research studies and testing.
As of March 31, 2022, the aggregate amount of future lease payments is approximately $60.0 million, with $3.6 million due within one year. For additional information on our leases and timing of future payments, see Note 12 Commitments and contingencies, of the "notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K.
Manufacturing and research commitments include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of March 31, 2022, the aggregate amount of non-cancelable purchase obligations related to such manufacturing commitments are approximately $2.0 million and all of this balance is due within one year.
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
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of a particular clinical trial will be split equally. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.
Critical accounting policies and estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options and restricted stock units. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 9 of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.
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
As of March 31, 2022, we had cash and cash equivalents and short-term investments of $395.7 million, which consisted of cash equivalents, U.S. Treasury securities and U.S. government agency securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
Foreign currency exchange risk
Our headquarters are located in the United States, where the majority of our selling, general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the years ended March 31, 2022 and 2021, we recognized net foreign currency transaction losses of $1.1 million and $0.7 million, respectively. These losses are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.
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
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A.    Controls and procedures
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
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
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections
Not Applicable.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2022.
Item 11.    Executive compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2022.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
Securities authorized for issuance under equity compensation plans
The following table provides information as of March 31, 2022, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Plan Category:
Equity compensation plans approved by stockholders
2017 Plan	1,224,136	3.10	—
2018 Plan(1)	5,903,078	19.54	1,933,300
ESPP			1,550,375
Total	7,127,214		3,483,675
_________________
(1)Includes 737,880 shares of common stock subject to outstanding restricted stock units.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2022.
Item 13.    Certain relationships and related transactions, and director independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2022.
Item 14.    Principal accountant fees and services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2022.

PART IV
Item 15.    Exhibits and financial statement schedules
(a)1.    Consolidated financial statements.
For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.
2.Financial statement schedules.
All required information is included in the financial statements or notes thereto.
3.List of exhibits.
The documents listed in the exhibit index immediately preceding the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicated therein.
Item 16.    10-K summary
None.

REPLIMUNE GROUP, INC.
Financial Statements
For the Years Ended March 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Replimune Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
May 19, 2022
We have served as the Company’s auditor since 2018.

REPLIMUNE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$105,948	$182,518
Short-term investments	289,707	293,784
Research and development incentives receivable	3,055	2,953
Prepaid expenses and other current assets	5,267	4,492
Total current assets	403,977	483,747
Property, plant and equipment, net	7,933	7,442
Restricted cash	1,636	1,636
Right-to-use asset – operating leases	5,552	5,751
Right-to-use asset – financing leases	42,094	44,522
Total assets	$461,192	$543,098
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,732	$2,355
Accrued expenses and other current liabilities	13,392	8,735
Operating lease liabilities, current	1,070	970
Financing lease liabilities, current	2,562	2,487
Total current liabilities	20,756	14,547
Operating lease liabilities, non-current	4,801	5,078
Financing lease liabilities, non-current	24,406	24,745
Total liabilities	49,963	44,370
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2022 and March 31, 2021; 47,338,660 and 46,566,481 shares issued and outstanding as of March 31, 2022 and March 31, 2021, respectively	47	47
Additional paid-in capital	723,359	692,243
Accumulated deficit	(311,204)	(193,168)
Accumulated other comprehensive loss	(973)	(394)
Total stockholders’ equity	411,229	498,728
Total liabilities and stockholders’ equity	$461,192	$543,098
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2022	2021
Operating expenses:
Research and development	$79,545	$56,754
Selling, general and administrative	38,769	23,201
Total operating expenses	118,314	79,955
Loss from operations	(118,314)	(79,955)
Other income (expense):
Research and development incentives	3,170	2,807
Investment income	390	916
Interest expense on finance lease liability	(2,223)	(2,242)
Interest expense on debt obligations	—	(818)
Loss on extinguishment of debt	—	(913)
Other (expense) income	(1,059)	(665)
Total other income (expense), net	278	(915)
Net loss	$(118,036)	$(80,870)
Net loss per common share, basic and diluted	$(2.26)	$(1.75)
Weighted average common shares outstanding, basic and diluted	52,212,269	46,248,969
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended March 31,
	2022	2021
Net loss	$(118,036)	$(80,870)
Other comprehensive loss:
Foreign currency translation gain	748	866
Net unrealized loss on short-term investments, net of tax of $0	(1,327)	(278)
Comprehensive loss	$(118,615)	$(80,282)
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2020	36,668,743	$37	$296,961	$(112,298)	$(982)	$183,718
Issuance of prefunded warrants to purchase common stock, net of $5,850 issuance costs		—	91,650	—	—	91,650
Issuance of common stock, net of issuance costs and underwriter fees of $18,892	9,103,261	8	286,099	—	—	286,107
Foreign currency translation adjustment	—	—	—	—	866	866
Unrealized loss on short-term investments	—	—	—	—	(278)	(278)
Exercise of stock options	794,477	2	5,743	—	—	5,745
Stock-based compensation expense	—	—	11,790	—	—	11,790
Net loss	—	—	—	(80,870)	—	(80,870)
Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	748	748
Unrealized loss on short-term investments	—	—	—	—	(1,327)	(1,327)
Exercise of stock options	768,186	—	6,862	—	—	6,862
Vesting of restricted stock units	3,993	—	—	—	—	—
Stock-based compensation expense	—	—	24,254	—	—	24,254
Net loss	—	—	—	(118,036)	—	(118,036)
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(118,036)	$(80,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,254	11,790
Depreciation and amortization	2,147	1,711
Net amortization of premiums and discounts on short-term investments	2,220	1,376
Noncash interest expense	—	181
Loss on extinguishment of debt	—	913
Changes in operating assets and liabilities:
Research and development incentives receivable	(247)	325
Prepaid expenses and other current assets	(815)	(1,707)
Operating lease, right-of-use-asset	99	447
Finance lease, right-of-use-asset	2,428	2,403
Accounts payable	1,118	(1,031)
Accrued expenses and other current liabilities	4,725	3,413
Operating lease liabilities	(73)	(340)
Net cash used in operating activities	(82,180)	(61,389)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,336)	(2,392)
Purchase of short-term investments	(255,720)	(392,434)
Proceeds from sales and maturities of short-term investments	256,250	206,050
Net cash (used in) investing activities	(1,806)	(188,776)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of underwriting fees and discounts	—	286,107
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	—	91,650
Proceeds from exercise of stock options	6,862	5,745
Payment of debt issuance costs	—	(100)
Principal payment of finance lease obligation	(264)	(145)
Principal payment of long-term debt	—	(10,000)
Payment of long-term debt extinguishment costs	—	(795)
Net cash provided by financing activities	6,598	372,462
Effect of exchange rate changes on cash, cash equivalents and restricted cash	818	721
Net (decrease) increase in cash, cash equivalents and restricted cash	(76,570)	123,018
Cash, cash equivalents and restricted cash at beginning of period	184,154	61,136
Cash, cash equivalents and restricted cash at end of period	$107,584	$184,154
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	—	$636
Cash paid for income taxes, net	55	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$415	$98
Lease assets obtained in exchange for new operating lease liabilities	$363	$1,580
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1.Nature of the business
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $118.0 million and $80.9 million for the years ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $311.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.
Impact of COVID-19
In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruption to the global economy as well as businesses and capital markets around the world.
In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures including establishing and maintaining an internal COVID-19 task force to ensure timely communication and decision-making in response to COVID-19, establishing work-from home policies and return-to-office policies as well as other measures to respond and adapt to the COVID-19 impact. For those employees working from our offices, laboratories and manufacturing facilities, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic and we continue to examine our protocols as the pandemic and health guidance evolves. The Company has taken these and other precautionary steps while maintaining business continuity in order to continue to progress its programs. While there has been no prolonged material disruption to the Company’s business to date, the impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Other impacts to the Company’s business may include disruptions of its suppliers or material supplies and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees, suppliers or supply could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2.Summary of significant accounting policies
Principles of consolidation
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, the amount of cash equivalents included in cash and cash equivalents totaled $75,117 and $150,734, respectively.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
2.    Summary of significant accounting policies (Continued)
Restricted cash
The Company holds restricted cash in segregated bank accounts in connection with a letter of credit. As of March 31, 2022 and 2021, restricted cash consisted of $1,636, held for the benefit of the landlords in connection with our leases. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.
Short-term investments
The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.
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
The Company’s short-term investments as of March 31, 2022 and 2021 had maturities of less than two years.
Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful life
Office equipment	5 years
Computer equipment and software	3 years
Plant, manufacturing and laboratory equipment	5 years
Leasehold improvements	Lesser of lease term or 10 years
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
(Amounts in thousands, except share and per share amounts)
2.    Summary of significant accounting policies (Continued)
Fair value measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
Research contract costs and accruals
The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. These agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
2.    Summary of significant accounting policies (Continued)
events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
Patent costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses.
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
The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $3,170 and $2,807 during the years ended March 31, 2022 and 2021, respectively, in the consolidated statements of operations and a research and development incentives receivable of $3,055 and $2,953 as of March 31, 2022 and 2021, respectively, on the consolidated balance sheets.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2022, comprehensive loss included $748 of foreign currency translation adjustments and $1,327 of unrealized losses on short-term investments, net of tax. For the year ended March 31, 2021, comprehensive loss included $866 of foreign currency translation adjustments and $278 of unrealized losses on short-term investments, net of tax.
Income taxes

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
Net income (loss) per share
Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.
In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-4, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-5, Financial Instruments — Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.
3.Fair value of financial assets and liabilities

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
3.    Fair value of financial assets and liabilities (Continued)
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$75,117	$—	$75,117
US Government Agency bonds	—	26,688	—	26,688
US Treasury bonds	—	263,019	—	263,019
	$—	$364,824	$—	$364,824

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$150,734	$—	$150,734
US Government Agency bonds	—	67,012	—	67,012
US Treasury bonds	—	226,772	—	226,772
	$—	$444,518	$—	$444,518
The underlying securities held in the money market funds held by the Company are all government backed securities. During the years ended March 31, 2022 and 2021, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Treasury bonds and U.S. Government Agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at March 31, 2022 and March 31, 2021.
4.Short-term investments
As of March 31, 2022 and 2021, the Company's available-for-sale investments by type, consisted of the following:

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$26,827	$—	$(139)	$26,688
US Treasury bonds	264,162	—	(1,143)	263,019
	$290,989	$—	$(1,282)	$289,707

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government agency bonds	$67,017	$12	$(17)	$67,012
US Treasury bonds	226,722	55	(5)	226,772
	$293,739	$67	$(22)	$293,784

As of March 31, 2022 and 2021, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which have maturities between one and two years and an aggregate fair value of $7.6 million and $54.2 million, respectively.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

5.Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2022	March 31, 2021

Office equipment	$937	$830
Computer equipment	1,667	1,695
Plant and laboratory equipment	7,720	6,369
Leasehold improvements	785	784
Construction in progress	1,619	412
	12,728	10,090
Less: Accumulated depreciation and amortization	(4,795)	(2,648)
	$7,933	$7,442
Depreciation and amortization expense was $2.1 million and $1.7 million for the years ended March 31, 2022 and 2021, respectively, and recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6.Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	March 31, 2021
Accrued research and development costs	$5,882	$3,862
Accrued compensation and benefits costs	5,569	3,952
Accrued professional fees	621	407
Other	1,320	514
	$13,392	$8,735

7.Long-term debt
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
In connection with entering into the Hercules Loan Agreement the Company paid Hercules $355 and $100 of upfront fees, respectively. Such upfront fees included closing costs and legal fees associated with entering into the respective agreements, and were recorded as a debt discount.
The Company recognized aggregate interest expense under the Hercules Loan Agreement of $818 during the year ended March 31, 2021, which included non-cash interest expense of $181. Non-cash interest expense included the amortization of the debt discount of $82 and the accretion of the final payment of $99, respectively.
There were no principal payments due or paid under the Hercules Loan Agreement during the year ended March 31, 2022.
8.Stockholders’ Equity
Common stock
As of March 31, 2022 and 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
As of March 31, 2022 and 2021, the Company had reserved 16,605,804 and 14,572,115 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 9) and the exercise of the outstanding warrants to purchase shares of common, respectively.
Undesignated preferred stock
As of March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2022.
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
Subject to the terms of the 2020 Sales Agreement, the Agent will use reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.    Stockholders’ Equity(Continued)
conditions the Company may impose). The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2020 Sales Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the Shares. The Company has also agreed to provide the Agent with customary indemnification rights.
The Company did not issue or sell any shares under the 2020 Sales Agreement during the year ended March 31, 2022. For additional information, see Note 17 to these consolidated financial statements.
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
In October 2020, pursuant to an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters named therein, the Company issued and sold to the underwriters (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock (the “October 2020 Pre-Funded Warrants”). The shares of the Company’s common stock were sold to the underwriters at the public offering price of $40.00 per share and the pre-funded warrants were sold at a public offering price of $39.9999 per October 2020 Pre-Funded Warrant, which represented the per share public offering price for the Company’s common stock less a $0.0001 per share exercise price for each such pre-funded warrant. The Company received aggregate net proceeds of

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.    Stockholders’ Equity(Continued)
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
Other than as set forth in Note 9 and Note 10 to these consolidated financial statements, the 5,284,238 Pre-Funded Warrants are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of March 31, 2022, none of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, or the October 2020 Pre-Funded Warrants had been exercised.
9.Stock-based compensation
Stock-based compensation expense
The following table summarizes the classification of stock-based compensation expense in the consolidated statements of operations for the years ended March 31, 2022 and 2021 as follows:

	Twelve Months Ended March 31,
	2022	2021
Research and development	$8,568	$5,749
Selling, general and administrative	15,686	6,041
	$24,254	$11,790
The following table summarizes stock-based compensation expense by award type for the years ended March 31, 2022 and 2021 as follows:

	Twelve Months Ended March 31,
	2022	2021
Stock options	$19,160	$11,778
Restricted stock units	5,094	12
	$24,254	$11,790
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of March 31, 2022. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the number of shares issuable upon exercise of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, and the October 2020 Pre-Funded Warrants, or such lesser amount as determined by the Board. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2021. On April 1, 2020, the number of shares reserved for issuance under the 2018 Plan automatically increased by 1,466,749 shares pursuant to the terms of the 2018 Plan. As of March 31, 2022, 1,933,300 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one year anniversary date of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date.
Employee Stock Purchase Plan

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
9.    Stock-based compensation (Continued)
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the number of shares issuable upon exercise of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants, and the October 2020 Pre-Funded Warrants, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2021 and 2020, the number of shares reserved for issuance under the ESPP automatically increased by 518,507 and 366,687 shares, respectively, for a total of 1,550,375 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.
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
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. As the Company has limited company-specific historical and implied volatility information, the expected stock volatility is based on a combination of Replimune volatility and the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Twelve Months Ended March 31,
	2022	2021
Risk-free interest rate	1.18%	0.93%
Expected term (in years)	6.0	6.3
Expected volatility	79.8%	75.4%
Expected dividend yield	0%	0%

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
9.    Stock-based compensation (Continued)
Stock options
A summary of stock option activity under the Company’s equity incentive plans for the year ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	6,460,184	$13.26	7.95	$116,193
Granted	1,573,862	31.29
Exercised	(768,186)	8.93
Cancelled	(751,526)	24.93
Outstanding as of March 31, 2022	6,514,334	16.78	7.26	$30,358
Options exercisable as of March 31, 2021	2,698,708	$8.38	6.79	$59,717
Options exercisable as of March 31, 2022	3,645,749	$10.85	6.31	$24,875
As of March 31, 2022, there was $37.9 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.51 years.
The weighted average grant-date fair value of stock options granted during the years ended March 31, 2022 and 2021 was $21.40 and $12.03, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2022 and 2021 was $16.2 million and $24.9 million, respectively.
Restricted stock units
A summary of the changes in the Company’s RSUs during the year ended March 31, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	15,975	$34.15
Granted	868,016	31.37
Vested	(3,993)	34.15
Cancelled	(53,785)	31.95
Outstanding as of March 31, 2022	826,213	$31.38
At March 31, 2022, there was $21.0 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 3.3 years.
10.Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(118,036)	$(80,870)
Denominator:
Weighted average common shares outstanding, basic and diluted	52,212,269	46,248,969
Net loss per share, basic and diluted	$(2.26)	$(1.75)

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Net loss per share (Continued)
The November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and October 2020 Pre-Funded Warrants are included as outstanding common stock in the calculation of basic and diluted net loss per share.
The Company’s potentially dilutive securities, which include stock options and warrants to purchase common stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Twelve Months Ended March 31,
	2022	2021
Options to purchase common stock	6,514,334	6,476,159
Warrants to purchase common stock	497,344	497,344
	7,011,678	6,973,503

11.Significant agreements
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
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs. During the years ended March 31, 2022 and 2021, the Company did not make any payments under the terms of the agreement to Regeneron. During the years ended March 31, 2022 and 2021, the Company received payments under the terms of the agreement from Regeneron of $6.1 million and $5.1 million, respectively. As of March 31, 2022 and 2021, the Company recorded $2.0 million and $1.3 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
12.Commitments and contingencies
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
The Company’s leases have remaining lease terms of eight years to seventeen years. Some of our leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms include options to extend or terminate leases when the Company concludes it is reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.    Commitments and contingencies (Continued)
The table below presents the lease-related costs which are included in the consolidated statements of operations for the years ended as of March 31, 2022 and 2021:

	Twelve Months Ended March 31,
	2022	2021
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$2,428	$2,428
Interest on lease liabilities	2,223	2,242
Operating lease costs	1,003	948
Total lease cost	$5,654	$5,618
The following table summarizes the classification of lease costs in the consolidated statement of operations for the years ended March 31, 2022 and 2021 as follows:

	Twelve Months Ended March 31,
	2022	2021
Finance Lease Costs
Research and development	$2,070	$2,070
Selling, general and administrative	358	358
Other income (expense)	2,223	2,242
Operating Lease Costs
Research and development	407	352
Selling, general and administrative	596	596
Total lease cost	$5,654	$5,618

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of March 31, 2022:

	March 31, 2022
	Operating leases	Financing lease	Total
2023	$1,070	$2,562	$3,632
2024	1,079	2,639	3,718
2025	1,088	2,718	3,806
2026	1,098	2,799	3,897
2027	1,062	2,883	3,945
Thereafter	2,978	38,022	41,000
Total lease payments	8,375	51,623	59,998
Less: interest	2,504	24,655	27,159
Total lease liabilities	$5,871	$26,968	$32,839

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.    Commitments and contingencies (Continued)
The following table provides lease disclosure as of and for the year ended March 31, 2022:

	March 31, 2022	March 31, 2021
Leases
Right-to-use operating lease asset	$5,552	$5,751
Right-to-use finance lease asset	42,094	44,522
Total lease assets	$47,646	$50,273
Operating lease liabilities, current	$1,070	$970
Finance lease liabilities, current	2,562	2,487
Operating lease liabilities, non-current	4,801	5,078
Finance lease liabilities, non-current	24,406	24,745
Total lease liabilities	$32,839	$33,280
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$968	$823
Operating cash flows from finance leases	$2,223	$2,240
Financing cash flows from finance leases	$264	$145
Right-to-use asset obtained in exchange for new operating lease liabilities	$363	$1,580
Right-to-use asset obtained in exchange for new financing lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases	7.7 years	8.9 years
Weighted-average remaining lease term – financing leases	17.3 years	18.3 years
Weighted-average discount rate – operating leases	10.1%	9.8%
Weighted-average discount rate – financing leases	8.3%	8.3%
The variable lease costs and short-term lease costs were insignificant for the years ended March 31, 2022 and 2021, respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2022 and 2021, the Company had committed to minimum payments under these arrangements totaling $1,951 and $1,651 through March 31, 2022.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 or 2021.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13.    Benefit plans
The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended March 31, 2022 and 2021, the Company made contributions totaling $1.1 million and $0.7 million, respectively, to the 401(k) Plan.
We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.
14.    Income taxes
During the years ended March 31, 2022 and 2021, the Company recorded no income tax benefits for the net losses incurred due to the uncertainty of the realization of such losses. The Company’s net loss before income taxes were generated in the United States and the United Kingdom.
Net loss before income taxes for the years ended March 31, 2022 and 2021 were as follows:

	Year Ended March 31,
	2022	2021
United States	(28,985)	(22,775)
Foreign (United Kingdom)	(89,051)	(58,095)
Total	(118,036)	(80,870)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended March 31, 2022 and 2021 is as follows:

	Year Ended March 31,
	2022	2021
U.S. Federal statutory income tax rate	-21.0%	-21.0%
State taxes, net of federal benefit	-0.3%	-2.4%
Research and development credits	0.0%	-0.8%
Research and development expenses	1.0%	1.9%
Return to provision	-0.2%	0.0%
Stock compensation	-2.1%	-3.9%
Foreign tax rate differential	1.5%	0.0%
Change in tax rates	-10.6%	0.0%
Change in valuation allowance	31.1%	25.9%
Other	0.6%	0.3%
	0.0%	0.0%

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
14.    Income taxes(Continued)
Components of the Company’s deferred tax assets as of March 31, 2022 and 2021 were as follows:

	Year Ended March 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$9,827	$7,083
Foreign net operating loss carryforwards	48,588	22,195
State net operating loss carryforwards	2,697	2,358
Research & development credits	1,000	787
Property, plant and equipment	4,367	5,068
Capitalized start-up costs	1,286	1,597
Stock compensation	8,922	4,838
Accrued expense	1,452	739
Lease liability	7,309	8,462
Other	310	—
Total deferred tax assets	85,758	53,127
Valuation allowance	(74,892)	(40,028)
Net deferred tax assets	10,866	13,099

Deferred tax liabilities:
Right of Use Asset	(10,866)	(13,090)
Other	—	(9)
Total deferred tax liabilities	(10,866)	(13,099)
Net deferred tax assets (liabilities)	$—	$—
As of March 31, 2022, the Company had federal and foreign net operating loss carryforwards of approximately $46,797 and $194,354, respectively, which can be carried forward indefinitely. As of March 31, 2022, the Company had state net operating loss carryforwards of $42,710, which will begin to expire in 2039.
As of March 31, 2022, the Company had federal and state research and development carryforwards of approximately $709 and $367, respectively, which will begin to expire in 2041 and 2036, respectively.
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

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
14.    Income taxes(Continued)
Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards were as follows:

	Year Ended March 31,
	2022	2021
Valuation allowance as of beginning of year	$40,028	$17,329
Increases recorded to income tax provision	36,679	22,624
(Decreases) increases recorded to income tax provision for equity	$(1,815)	$76
Valuation allowance as of end of year	$74,892	$40,028
As of March 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of March 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the United States, Massachusetts and the United Kingdom as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination in the U.S. under statute from 2019 to the present and in the United Kingdom from 2017 to the present. Although, with respect to the U.S. federal jurisdictions, carryforward attributes that were generated prior to 2019 may still be adjusted upon examination if they either have been or will be used in a future period.
As of March 31, 2022 and 2021, income taxes on undistributed earnings of the Company’s subsidiary have not been provided for as the Company planned to indefinitely reinvest these amounts, had the ability to do so, and the cumulative undistributed foreign earnings were in an overall deficit.
During the second quarter of 2021, the Finance Act 2021 (the Act) was enacted in the United Kingdom. The Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and is offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.
15.    Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	March 31, 2022	March 31, 2021
United States	$6,318	$6,866
United Kingdom	1,615	576
	$7,933	$7,442

16    Subsequent Events
Between April 1, 2022 and May 19, 2022, the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock between April 7, 2022 and April 19, 2022, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million.

Exhibit index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).	10-K	June 3, 2020	3.1
3.2	Amended and Restated By-laws of the Registrant.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4	Form of Pre-Funded Warrant (2019).	8-K	November 18, 2019	4.1
4.5	Form of Pre-Funded Warrant (2020).	8-K	June 10, 2020	4.1
4.6	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 8, 2019	4.4
10.1†	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3*	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.
10.4†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.5†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Robert Coffin and Replimune, Inc.	10-Q	November 4, 2021	10.2
10.6†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Philip Astley-Sparke and Replimune, Inc.	10-Q	November 4, 2021	10.1
10.7†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.8†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.9†	Employment Agreement, dated as of November 27, 2019, by and between Jean Franchi and Replimune, Inc.	8-K	December 9, 2019	10.1
10.10†	Employment Agreement, dated as of May 25, 2020, by and between Andrea Pirzkall and Replimune, Inc.	10-Q	August 7, 2020	10.1
10.11†*	Amended and Restated Employment Agreement, dated as of May 3, 2021, by and between Sushil Patel and Replimune, Inc.	10-K	May 20, 2021	10.11
10.12†*	Employment Agreement, dated as of May 10, 2021, by and between Tanya Lewis and Replimune, Inc.	10-K	May 20, 2021	10.12
10.13†*	Stock Option Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.	10-K	May 20, 2021	10.13
10.14†*	Restricted Stock Unit Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.	10-K	May 20, 2021	10.14

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.15†	Separation Agreement and Release, dated as of December 23, 2019, by and between Howard Kaufman and Replimune, Inc.	10-Q	February 13, 2020	10.2
10.16†	Separation Agreement and Release, dated as of April 3, 2020, by and between Stephen Gorgol and Replimune, Inc.	10-K	June 3, 2020	10.13
10.17	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.18	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.19	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	10-Q	August 7, 2020	10.3
10.20‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12
10.21‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.22	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.23	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.24	Payoff Letter to Loan and Security Agreement by and among the Registrant, Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated December 15, 2020.	10-Q	February 4, 2021	10.1
10.25	Clinical Trial Collaboration and Supply Agreement (RP-2), dated as of April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.	10-K	June 3, 2020	10.22
10.26	Lease Agreement, dated as of October 29, 2021, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-Q	February 3, 2022	10.3
10.27†*	Separation Agreement and Release, dated as of August 25, 2021, by and between Andrea Pirzkall and Replimune, Inc., as amended.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
___________________
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

REPLIMUNE GROUP, INC.
Date: May 19, 2022	By:	/s/ PHILIP ASTLEY-SPARKE
Philip Astley-Sparke Chief Executive Officer and Director
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ PHILIP ASTLEY-SPARKE	Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2022
Philip Astley-Sparke
/s/ JEAN FRANCHI	Chief Financial Officer and Treasurer, (Principal Financial and Accounting Officer)	May 19, 2022
Jean Franchi
/s/ ROBERT COFFIN	President and Chief Research & Development Officer and Director	May 19, 2022
Robert Coffin
/s/ KAPIL DHINGRA	Director	May 19, 2022
Kapil Dhingra
/s/ HYAM LEVITSKY	Director	May 19, 2022
Hyam Levitsky
/s/ CHRISTY OLIGER	Director	May 19, 2022
Christy Oliger
/s/ PAOLO PUCCI	Director	May 19, 2022
Paolo Pucci
/s/ JASON RHODES	Director	May 19, 2022
Jason Rhodes
/s/ JOSEPH SLATTERY	Director	May 19, 2022
Joseph Slattery
/s/ SANDER SLOOTWEG	Director	May 19, 2022
Sander Slootweg
/s/ DIETER WEINAND	Director	May 19, 2022
Dieter Weinand