Form 10-Q
period 2022-06-30
Replimune Group, Inc.
filed 2022-08-04
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 1, 2022 was 49,306,734.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$112,245	$105,948
Short-term investments	282,837	289,707
Research and development incentives receivable	2,825	3,055
Prepaid expenses and other current assets	4,040	5,267
Total current assets	401,947	403,977
Property, plant and equipment, net	8,267	7,933
Research and development incentives receivable, non-current	821	—
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,269	5,552
Right-to-use asset - financing leases	41,487	42,094
Total assets	$459,427	$461,192

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,482	$3,732
Accrued expenses and other current liabilities	12,215	13,392
Operating lease liabilities, current	1,036	1,070
Financing lease liabilities, current	2,581	2,562
Total current liabilities	20,314	20,756
Operating lease liabilities, non-current	4,541	4,801
Financing lease liabilities, non-current	24,310	24,406
Total liabilities	$49,165	$49,963
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2022 and March 31, 2022; 49,298,467 and 47,338,660 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	49	47
Additional paid-in capital	763,150	723,359
Accumulated deficit	(353,457)	(311,204)
Accumulated other comprehensive income (loss)	520	(973)
Total stockholders' equity	410,262	411,229
Total liabilities and stockholders' equity	$459,427	$461,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	$29,478	$18,554
Selling, general and administrative	11,398	8,827
Total operating expenses	40,876	27,381
Loss from operations	(40,876)	(27,381)
Other income (expense):
Research and development incentives	851	788
Investment income	343	92
Interest expense on finance lease liability	(552)	(558)
Other (expense) income	(2,019)	(252)
Total other (expense) income, net	(1,377)	70
Net loss	$(42,253)	$(27,311)
Net loss per common share, basic and diluted	$(0.78)	$(0.53)
Weighted average common shares outstanding, basic and diluted	54,211,446	51,910,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net loss	$(42,253)	$(27,311)
Other comprehensive loss:
Foreign currency translation gain	1,737	224
Net unrealized loss on short-term investments, net of tax of $0	(244)	(40)
Comprehensive loss	$(40,760)	$(27,127)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	1,686,438	2	31,035	—	—	31,037
Foreign currency translation adjustment	—	—	—	—	1,737	1,737
Unrealized loss on short-term investments	—	—	—	—	(244)	(244)
Exercise of stock options	124,028	—	1,562	—	—	1,562
Vesting of RSUs	149,341	—	—	—	—	—
Stock-based compensation expense	—	—	7,194	—	—	7,194
Net loss	—	—	—	(42,253)	—	(42,253)
Balances as of June 30, 2022	49,298,467	49	763,150	(353,457)	520	410,262

Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	224	224
Unrealized loss on short-term investments	—	—	—	—	(40)	(40)
Exercise of stock options	163,970	—	1,173	—	—	1,173
Stock-based compensation expense	—	—	6,250	—	—	6,250
Net loss	—	—	—	(27,311)	—	(27,311)
Balances as of June 30, 2021	46,730,451	47	699,666	(220,479)	(210)	479,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,253)	$(27,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,194	6,250
Depreciation	620	518
Net amortization of premiums and discounts on short-term investments	243	658
Changes in operating assets and liabilities:
Research and development incentives receivable	(850)	(788)
Prepaid expenses and other current assets	1,158	1,228
Operating lease, right-of-use-asset	126	108
Finance lease, right-of-use-asset	607	607
Accounts payable	895	66
Accrued expenses and other current liabilities	(1,067)	456
Operating lease liabilities	(128)	(106)
Net cash used in operating activities	(33,455)	(18,314)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,068)	(291)
Purchase of short-term investments	(60,617)	(32,232)
Proceeds from sales and maturities of short-term investments	67,000	59,515
Net cash provided by investing activities	5,315	26,992
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	31,037	—
Principal payment of finance lease obligation	(77)	(53)
Proceeds from exercise of stock options	1,562	1,173
Net cash provided by financing activities	32,522	1,120
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,915	212
Net increase in cash, cash equivalents and restricted cash	6,297	10,010
Cash, cash equivalents and restricted cash at beginning of period	107,584	184,154
Cash, cash equivalents and restricted cash at end of period	$113,881	$194,164

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	318	39
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business
Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company committed to applying its leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients through its novel tumor-directed oncolytic immunotherapies. The Company's proprietary tumor-directed oncolytic immunotherapy product candidates are designed and intended to maximally activate the immune system against cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned, direct and indirect subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); Replimune Securities Corporation; and Replimune (Ireland) Limited.
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $42.3 million and $27.3 million for the three months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $353.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
The Company is continuing to monitor the global outbreak and spread of COVID-19 and, throughout the pandemic, has implemented measures designed to comply with applicable federal, state and local guidelines, as well as care for our employee's health and well-being. The Company will continue to examine its protocols as the pandemic and health guidance evolves. The COVID-19 pandemic continues to affect the United States and global economies and has affected and may continue to affect the Company's operations and those of third parties on which it relies, including by causing disruptions in our raw material and supply of other materials, the manufacturing of its product candidates and its commercialization processes. However, the extent of these delays is currently unknown and has and will likely continue to vary. In addition, the Company may incur unforeseen costs as a result of disruptions in raw material supplies, clinical product supplies, and preclinical studies or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. The Company continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, supplies, industry and workforce.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including, expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. The Company has made estimates of the impact of COVID-19 within the Company's financial statements and there may be changes to those estimates in future periods.
On an ongoing basis, management evaluates its estimates in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.
Unaudited interim financial information
The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three months ended June 30, 2022 and 2021 and the consolidated statements of cash flows for the three months ended June 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations for the three months ended June 30, 2022 and 2021 and its cash flows for the three months ended June 30, 2022 and 2021. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2022 and 2021 are unaudited. The results for the three months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending March 31, 2023, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 19, 2022 (the "Annual Report").
During the three months ended June 30, 2022, there have been no changes to the Company’s significant accounting policies as described in the Annual Report, except as described below.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted ASU 2016-13 as of April 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$82,137	$—	$82,137
US Government Agency bonds	—	24,527	—	24,527
US Treasury bonds	—	258,310	—	258,310
	$—	$364,974	$—	$364,974

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$75,117	$—	$75,117
US Government Agency bonds	—	26,688	—	26,688
US Treasury bonds	—	263,019	—	263,019
	$—	$364,824	$—	$364,824
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three months ended June 30, 2022 and 2021, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at June 30, 2022 and March 31, 2022.
4. Short-term investments
As of June 30, 2022 and March 31, 2022, the Company's available-for-sale investments by type consisted of the following:

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$24,719	$—	$(192)	$—	$24,527
US Treasury bonds	259,644	—	(1,334)	—	258,310
Total	$284,363	$—	$(1,526)	$—	$282,837

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	26,827	—	(139)	$—	26,688
US Treasury bonds	264,162	—	(1,143)	—	263,019
Total	$290,989	$—	$(1,282)	$—	$289,707

As of June 30, 2022, available-for-sale securities consisted of investments that mature within one year. As of March 31, 2022, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $7.6 million.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2022	March 31, 2022
Office equipment	$941	$937
Computer equipment	1,689	1,667
Plant and laboratory equipment	8,039	7,720
Leasehold improvements	1,736	785
Construction in progress	1,277	1,619
Total property, plant and equipment	13,682	12,728
Less: Accumulated depreciation	(5,415)	(4,795)
Property, plant and equipment, net	$8,267	$7,933
Depreciation expense was $620 and $518 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense are recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	March 31, 2022
Accrued research and development costs	$7,591	$5,882
Accrued compensation and benefits costs	3,016	5,569
Accrued professional fees	560	621
Other	1,048	1,320
Total accrued expenses and other current liabilities	$12,215	$13,392

7. Stockholders’ equity
Common stock
As of June 30, 2022 and March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
As of June 30, 2022 and March 31, 2022, the Company had reserved 18,963,578 and 16,605,804 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 8) and the exercise of the outstanding warrants to purchase shares of common stock, respectively.
Undesignated preferred stock
As of June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2022.
ATM program
On August 11, 2020, the Company and the SVB Leerink LLC (the "Agent") entered into a sales agreement, which was subsequently amended on October 21, 2020 (as amended, the “2020 Sales Agreement”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $62,500 of shares of the Company’s common stock, $0.001 par value per share, through the Agent, as the Company’s sales agent.

During the three months ended June 30, 2022, the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million. The Company did not issue or sell any shares under the 2020 Sales Agreement during the year ended March 31, 2022.
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $100,000 of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.
Any Shares to be offered and sold under the 2022 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on June 23, 2022 for an offering of up to $400,000 of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
Subject to the terms of the 2022 Sales Agreement, the Agent will use reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2022 Sales Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the Shares. The Company has also agreed to provide the Agent with customary indemnification rights.
Equity offerings
In June 2020, the Company completed a public offering of (a) 3,478,261 shares of the Company’s common stock (the “June 2020 Shares”), inclusive of the June 2020 Underwriters fully exercised 30-day option to purchase 652,173 shares of the Company's common stock at a public offering price of $23.00 per share,, and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock at a public offering price of $22.9999 per warrant. The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.
In October 2020, the Company completed a public offering of (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, at a public offering price of $40.00 per share and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock at a public offering price of $39.9999 per warrant. The Company received aggregate net proceeds of approximately $269,975 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $17,525.
The pre-funded warrants described above are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant if such holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. Certain holders have decreased the 9.99% threshold to a 4.99% threshold.
Other than as set forth in Note 8 and Note 9 to these consolidated financial statements, the 3,084,238 shares of the Company's common stock underlying the above described pre-funded warrants, and the 2,200,000 shares of the Company's common stock underlying pre-funded warrants that were issued by the Company in 2019, are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of June 30, 2022, no pre-funded warrants had been exercised.
8. Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,
	2022	2021
Research and development	$2,614	$2,458
Selling, general and administrative	4,580	3,792
	$7,194	$6,250

     The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Stock options	$5,159	$5,175
Restricted stock units	2,035	1,075
	$7,194	$6,250
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of June 30, 2022. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,284,238 shares issuable upon exercise of those pre-funded warrants described in Note 7 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2022, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,104,915 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2022. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan. As of June 30, 2022, 2,337,711 shares remained available for future grants under the 2018 Plan.
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
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,284,238 shares issuable upon exercise of those pre-funded warrants described in Note 7 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2022 and 2021, the number of shares reserved for issuance under the ESPP automatically increased by 526,228 and 518,507 shares respectively, for a total of 2,076,603 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2022	2021
Risk-free interest rate	2.59%	1.12%
Expected term (in years)	6.0	6.0
Expected volatility	75.6%	80.2%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	6,514,334	$16.78	7.26	$30,358
Granted	1,265,509	$18.08
Exercised	(124,028)	$12.60
Cancelled	(144,256)	$19.82
Outstanding as of June 30, 2022	7,511,559	$17.01	7.47	$31,884
Options exercisable as of March 31, 2022	3,645,749	$10.85	6.31	$24,875
Options exercisable as of June 30, 2022	4,144,044	$13.15	6.36	$26,859
As of June 30, 2022, there was $46.3 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2022 and 2021 was $12.15 and $22.29, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2022 was $0.5 million.
Restricted stock units

A summary of the changes in the Company's RSUs during the three months ended June 30, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	826,213	31.38
Granted	616,902	18.01
Vested	(149,341)	32.92
Cancelled	(37,651)	27.79
Outstanding as of June 30, 2022	1,256,123	24.74
As of June 30, 2022, there was $29.0 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.4 years. As of June 30, 2021, there was $20.9 million unrecognized compensation cost related to unvested restricted stock units.
9. Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2022	2021
Numerator:
Net loss	$(42,253)	$(27,311)
Denominator:
Weighted average common shares outstanding, basic and diluted	54,211,446	51,910,331
Net loss per share, basic and diluted	$(0.78)	$(0.53)
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

	Three Months Ended June 30,
	2022	2021
Options to purchase common stock	7,511,559	7,411,680
Warrants to purchase common stock	497,344	497,344
	8,008,903	7,909,024

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
Agreement with Regeneron Pharmaceuticals, Inc.
In May 2018, the Company entered into an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The Company and Regeneron are each independently developing compounds for the treatment of certain tumor types. Pursuant to the agreement, the Company and Regeneron will undertake one or more clinical trials using a combination of the compounds being developed by each entity. Under the agreement, each study will be conducted under terms set out in a separately agreed upon study plan that will identify the name of the sponsor and which party will manage the particular clinical trial, and include the protocol, the budget and a schedule of clinical obligations. In June 2018, under the terms of the agreement between the Company and Regeneron, the parties agreed to the first study plan. The Company and Regeneron have agreed to the protocol, budget, sample testing and clinical obligations schedule under the study plan. Development and supply costs associated with the first study plan will be split equally between the Company and Regeneron.
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
The agreement with Regeneron is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs and shares equally in development costs in accordance with and up to the amount in the agreed upon first study plan. The Company will account for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company will recognize any amounts received from Regeneron in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.

Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs up to the amount in the study plan or modified version thereof agreed by the Joint Development Committee established to govern the collaboration. In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. The Company and Regeneron are in communication regarding receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget. The true-up cost in discussion for the period ending June 30, 2022 is $1.4 million to the Company, which have not been recorded in prepaid expenses and other current assets in the consolidated balance sheet or as an offset to research and development expense within the consolidated statement of operations. During the three months ended June 30, 2022 and 2021, the Company did not make any payments to Regeneron under the terms of the agreement. During the three months ended June 30, 2022 and 2021, the Company received payments under the terms of the agreement from Regeneron of $2.0 million and $1.3 million, respectively. As of June 30, 2022 and March 31, 2022, the Company recorded $1.1 million and $2.0 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.

11. Commitments and contingencies
Leases
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of June 30, 2022:

	Three Months Ended June 30,
	2022	2021
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607
Interest on lease liabilities	552	558
Operating lease costs	259	242
Total lease cost	$1,418	$1,407
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,
	2022	2021
Finance Lease Costs
Research and development	$518	$518
Selling, general and administrative	89	89
Other income (expense)	552	558
Operating Lease Costs
Research and development	110	94
Selling, general and administrative	149	148
Total lease cost	$1,418	$1,407
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of June 30, 2022:

	June 30, 2022
	Operating leases	Financing lease	Total
2023 (remaining nine months)	$777	$1,932	$2,709
2024	1,044	2,639	3,683
2025	1,053	2,718	3,771
2026	1,062	2,799	3,861
2027	1,030	2,883	3,913
Thereafter	2,868	38,022	40,890
Total lease payments	7,834	50,993	58,827
Less: interest	2,257	24,102	26,359
Total lease liabilities	$5,577	$26,891	$32,468
The following table provides lease disclosure as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Leases
Right-to-use operating lease asset	$5,269	$5,552
Right-to-use finance lease asset	41,487	42,094
Total lease assets	$46,756	$47,646

Operating lease liabilities, current	$1,036	$1,070
Finance lease liabilities, current	2,581	2,562
Operating lease liabilities, non-current	4,541	4,801
Finance lease liabilities, non-current	24,310	24,406
Total lease liabilities	$32,468	$32,839
The following table provides lease disclosure for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$261		$242
Operating cash flows from finance leases	$552		$558
Financing cash flows from finance leases	$77		$53
Weighted-average remaining lease term - operating leases	7.6	years	8.6	years
Weighted-average remaining lease term - financing leases	17.3	years	18.1	years
Weighted-average discount rate - operating leases	10.0%		9.9%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for three months ended June 30, 2022 and 2021.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2022 and March 31, 2022, the Company had committed to minimum payments under these arrangements totaling $1,631 and $1,951, respectively, through June 30, 2022.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 or March 31, 2022.
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

12. Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	June 30, 2022	March 31, 2022
United States	$6,601	$6,318
United Kingdom	1,666	1,615
	$8,267	$7,933

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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
Our proprietary RPx platform is based on a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform has a dual local and systemic mechanism of action, or MOA, consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. This MOA is expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year runs from April 1st - March 31st, our programs and program updates are reported on a calendar year basis.
We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We are actively enrolling patients in a randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron Pharmaceuticals, Inc., or Regeneron.

CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS is enrolling approximately 180 evaluable patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. The CERPASS trial will evaluate complete response, or CR rate, and overall response rate, or ORR, as its two primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs up to the amount agreed in the first study plan, and is supplying cemiplimab at no cost. We are currently in communication with Regeneron regarding receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget. If the CERPASS trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval. We have enrolled the pre-specified target of 180 patients in the CERPASS trial and additional patients screened in August will also be enrolled with the last patient expected to initiate dosing this quarter. Topline primary analysis data from the CERPASS trial is expected in the first half of 2023.

We continue our collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial which is referred to herein as IGNYTE, or the IGNYTE trial. There are four tumor specific cohorts currently enrolling in the IGNYTE trial including a registration directed Phase 2 expansion cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. The additional three cohorts are in non-melanoma skin cancers, or NMSC, which includes patients with both naïve and anti-PD-1 failed disease, in anti-PD-1 failed microsatellite instability high, or MSI-H/dMMR tumors (which we recently changed by protocol amendment from anti-PD1 naïve disease), and in anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC.

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In March 2022, we released updated data showing that RP1 combined with nivolumab continues to demonstrate deep and durable responses in patients with melanoma, including a 37.5% overall response rate in anti-PD-1 failed disease. We have completed enrollment of the first 75 patients in this cohort of the IGNYTE trial and expect to release a data snapshot from these patients with six months follow-up in late 2022. The data snapshot from these first 75 patients will be investigator assessed as compared to the primary endpoint of ORR for all patients in this cohort which is to be assessed by central review. In order to document sufficient durability of response, an important secondary endpoint of the study, the primary analysis upon which a filing is intended to be made, is expected to be triggered 12 months following the last patient being enrolled.

We continue to enroll patients in our three additional IGNYTE Phase-2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. In NMSC, enrollment in the anti-PD-1 naïve NMSC cohort has completed, included patients with cutaneous squamous cell carcinoma, or CSCC, basal cell carcinoma, or BCC, merkel cell carcinoma, or MCC, and angiosarcoma. Updated data from the CSCC patients in the anti-PD-1 naïve NMSC cohort, presented in March 2022, continued to show nearly half of the patients achieving a complete response and nearly 65% achieving a complete or partial response. We are currently enrolling 30 patients in an extension of the NMSC cohort of RP1 in combination with nivolumab in NMSC patients who have failed prior treatment with anti-PD(L)-1. In March 2022, we reported initial data from this extension cohort where responses had been observed in anti-PD(L)-1 failed CSCC, MCC and angiosarcoma tumors. We believe the activity of RP1 combined with nivolumab in this anti-PD(L)-1 failed cohort represents a new potential therapeutic option for these patients and supports the broad potential for RP1 in anti-PD(L)-1 failed disease beyond melanoma. Recruitment remains ongoing into the cohorts of patients with anti-PD1 failed NMSC, including CSCC, anti-PD1 failed NSCLC, and anti-PD1 failed MSI-H/dMMR cancers, with a data update expected in the first half of 2023.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with skin cancers. Enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk. Even though the patient numbers are currently small, as reported in March 2022, we have observed responses in these patients with RP1as monotherapy with a similar safety profile to that observed in our other RP1 clinical trials in patients who are not immune suppressed. Enrollment continues in the ARTACUS trial and we expect to provide a data update in the first half of 2023.

In addition to these ongoing trials with RP1, we are developing a protocol for testing RP1 along and combined with an anti-PD1 therapy for the neoadjuvant treatment of CSCC. We expect to initiate this clinical trial in the first half of 2023.
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

We initiated a Phase-1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. We have presented data from the single agent RP2 portion of this clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. We have also presented combination data from both the clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. In the second half of 2021, we reported full enrollment in the initial 30 patient combination with nivolumab part of the Phase 1 clinical trial following which a protocol amendment was made to expand this clinical trial to enroll additional patients who are required to have specific tumor types of interest, including gastro-intestinal cancers, breast cancer, lung cancer, head and neck cancer and uveal melanoma, rather than any type of tumor as were eligible for the initial 30 patient group. Initial data from this expanded cohort of RP2 Phase 1 patients is expected toward the end of 2022.

We have obtained clearance from the Medicines and Healthcare products Regulatory Agency in the United Kingdom to enter clinical development with RP3 and in December 2020 we initiated dosing in this clinical trial. This Phase 1 clinical trial is designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. In March 2022, we reported initial data from the single agent monotherapy cohort of RP3 in superficial and deep tumors exploring two dose levels of RP3, including injections into deep tumors. The higher dose level has been confirmed as the recommended Phase 2 dose and no new safety signals have been observed as compared to RP1 or RP2. Enrollment of the combination part of this study has begun, combining RP3 with nivolumab under a collaboration and supply agreement with BMS. This cohort is focusing on enrolling patients with gastro-intestinal cancers, breast cancer, lung cancer and head and neck cancer. Additional monotherapy patients will also be enrolled. Initial data from this expanded cohort of RP3 Phase 1 patients is expected toward the end of 2022.

We intend to initiate a Phase 2 development plan for RP2 and/or RP3 to target a range of tumor types with un-met need, including where liver tumors are common and in patients with early disease where the objective of treatment would be to increase the proportion of patients achieving cure. This includes the development of RP2 and/or RP3 in combination with the current standard of care, including immunotherapy, chemotherapy and radiation, and in settings following the current standard of care. We are planning for initial signal finding single arm Phase 2 clinical trials in the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, locally advanced and recurrent/metastatic; hepatocellular carcinoma, or HCC, both first and second line; and colorectal cancer, or CRC, third line; with additional signal finding studies intended to follow. We expect to initiate this Phase 2 development work in the first quarter of 2023.
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
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have incurred significant operating losses and we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent, the proceeds from the issuance of debt securities. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $600.0 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $463.4 million was from three separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020 and October 2020, respectively, and $35.4 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 13,619,822 shares of our common stock and pre-funded warrants to purchase 5,284,238 shares of common stock in the Public Offerings, and 1,973,997 shares of common stock through our at-the-market facility.
Our net losses were $42.3 million and $27.3 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $353.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of June 30, 2022, we had cash and cash equivalents and short-term investments of $395.1 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

The COVID-19 pandemic
We are continuing to monitor the global outbreak and spread of COVID-19, and, throughout the pandemic, have implemented measures designed to comply with applicable federal, state and local guidelines, as well as care for our employee's health and well-being. We will continue to examine our protocols as the pandemic and health guidance evolves. The COVID-19 pandemic We continues to affect the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been impacted by the pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in raw material supplies, clinical product supplies, and preclinical studies or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, supplies, industry and workforce. For additional information, see “Risk Factors—Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.
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

These costs may be partially offset by cost-sharing arrangements under collaboration agreements from time to time.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, commercial and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, pre-commercial planning, travel expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Income taxes
Since our inception and through June 30, 2022, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the three months ended June 30, 2022 and 2021
The following chart summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$29,478	$18,554	$10,924
General and administrative	11,398	8,827	2,571
Total operating expenses	40,876	27,381	13,495
Loss from operations	(40,876)	(27,381)	(13,495)
Other income (expense):
Research and development incentives	851	788	63
Investment income	343	92	251
Interest expense on finance lease liability	(552)	(558)	6
Other (expense) income	(2,019)	(252)	(1,767)
Total other income (expense), net	(1,377)	70	(1,447)
Net loss	$(42,253)	$(27,311)	$(14,942)
Research and development expenses
Research and development expenses for the three months ended June 30, 2022 were $29.5 million, compared to $18.6 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
Direct research and development expenses by program:
RP1	5,962	3,702	2,260
RP2	1,868	3,079	(1,211)
RP3	5,008	238	4,770
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	12,505	9,254	3,251
Other	4,135	2,281	1,854
Total research and development expenses	$29,478	$18,554	$10,924
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
The increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, and reduction of costs sharing in the CERPASS trial from Regeneron during the current period as discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended June 30, 2022, manufacturing specifically focused on the technology transfers and process development from RP2 to RP3, which is the driver of the change in RP2 and RP3 program costs year over year.
The increase of $5.1 million in our unallocated expenses was due primarily to a $3.3 million increase in personnel-related costs, including a $3.1 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.2 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we continue to expand the development plan in multiple indications. Personnel related costs for the three months ended June 30, 2022 and 2021 included stock-based compensation expense of $2.6 million and $2.5 million, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses were $11.4 million for the three months ended June 30, 2022, compared to $8.8 million for the three months ended June 30, 2021. The increase of $2.6 million is primarily the result of an increase of $1.4 million in personnel related costs, including a stock-based compensation increase of $0.8 million, and an increase of $0.6 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our general and administrative functions, including the addition of commercial personnel associated with pre-launch commercial planning and initial build of the Company's commercial infrastructure, which accounts for approximately $0.2 million of the increase. In addition, there is an increase of approximately $0.6 million related to outside services and external expenses related to commercial planning and initial commercial activities compared to prior year, as we expand our operations.
Total other (expense) income, net
Other (expense) income was $(1.4) million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The net change of $1.4 million is primarily attributable to an increase in expense of $1.8 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the Great British Pound to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This increased expense is somewhat offset by an increase in investment income of approximately $0.3 million.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through June 30, 2022, we had received net proceeds of $686.8 million through the sale of shares of common stock in public offerings and at-the-market offerings. As of June 30, 2022, we had cash and cash equivalents and short-term investments of $395.1 million.

On June 23, 2022, in connection with our entry into a new sales agreement with the SVB Securities LLC, or the Agent, we and the Agent mutually agreed to terminate a previous sales agreement. Under the new sales agreement, we may sell, from time to time, at our option, up to an aggregate of $100 million of shares of our common stock by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by us, in negotiated transactions or block trade, in each case, pursuant to a registration statement on Form S-3 filed by us with the Securities and Exchange Commission on June 23, 2022.
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30, 2022
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(33,455)	$(18,314)
Net cash provided by (used in) investing activities	5,315	26,992
Net cash provided by financing activities	32,522	1,120
Effect of exchange rate changes on cash and cash equivalents	1,915	212
Net decrease in cash and cash equivalents	$6,297	$10,010
Operating activities

During the three months ended June 30, 2022, net cash used in operating activities was $33.5 million, primarily resulting from our net loss of $42.3 million, partially offset by non-cash charges of $8.1 million, primarily consisting of stock-based compensation expense of $7.2 million, and an increase in cash of $0.7 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the three months ended June 30, 2022 consisted primarily of a $1.1 million decrease in accrued expenses and other current liabilities, a $0.9 million increase in accounts payable, a $0.9 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, a net $0.6 million change in operating and financing right-of-use assets and lease liabilities, and as well as a $1.2 million increase in prepaid expenses and other current assets.
During the three months ended June 30, 2021, net cash used in operating activities was $18.3 million, primarily resulting from our net loss of $27.3 million, partially offset by non-cash charges of $7.4 million, primarily consisting of an increase in stock-based compensation expense of $3.8 million, and an increase in cash of $1.6 million related to changes in our operating assets and liabilities. Net cash used by our changes in our operating assets and liabilities for the three months ended June 30, 2021 consisted primarily of a $1.2 million increase in prepaid expenses and other current assets, a $0.8 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, a net $0.6 million increase in cash related to changes in operating and financing right-of-use assets and lease liabilities and a $0.5 million increase in accrued expenses and other current liabilities.
Investing activities
During the three months ended June 30, 2022, net cash provided by investing activities was $5.3 million, consisting of $67.0 million in proceeds from sales and maturities of short-term investments, partially offset by $60.6 million in purchases of available for sale securities and $1.1 million in purchases of property, plant and equipment.
During the three months ended June 30, 2021, net cash used in investing activities was $27.0 million, consisting of $59.5 million in proceeds from sales and maturities of short-term investments, partially offset by $32.2 million in purchases of available for sale securities and $0.3 million in purchases of property, plant and equipment.
Financing Activities
During the three months ended June 30, 2022, net cash provided by financing activities was $32.5 million, consisting primarily of $31.0 million from the issuance of common stock through ATM sales, as well as approximately $1.6 million in proceeds from the exercise of stock options.
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
As of June 30, 2022, we had cash and cash equivalents and short-term investments of $395.1 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2022, will enable us to fund our operations into the second half of calendar 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 20, 2021.
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
Regeneron
In May 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron Pharmaceuticals, Inc., or Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types, the first of which, agreed in June 2018, is our ongoing Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial in CSCC has been agreed.
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of an agreed study plan will be split equally. In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. The Company and Regeneron are in communication regarding receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues, including potential material supplies and supply chain disruptions, hiring and retaining talent, and global or national economic impacts such as inflation; and
•the ongoing military conflict between Russia and Ukraine and the impact on the global economy and related governmental imposed sanctions and potential material supplies and supply chain disruptions and global or national economic impacts such as inflation.
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
Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PD(L)-1 therapies, and may develop RP1 or our other product candidates for use with other therapies. Although we intend our IGNYTE anti-PD-1 failed melanoma cohort and our CERPASS trial to be registration directed, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2022 and 2021, we reported a net loss of $42.3 million and $27.3 million, respectively. At June 30, 2022, we had an accumulated deficit of $353.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

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
Our operations have consumed substantial amounts of cash since inception. At June 30, 2022, our cash and cash equivalents and short-term investments were $395.1 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar 2024, excluding any confirmatory trial required by the FDA or other regulatory body. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
Risks related to intellectual property
If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.
Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, proprietary RPx platform, including our lead product candidate, RP1, and our other product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection.
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
We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1, RP2 and RP3 for where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our ongoing CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future. As described in Note 10 to the consolidated financial statements appearing elsewhere in this Quarterly Report, we are currently in communication with Regeneron in respect to receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget.

We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates. The outcome of these clinical trials is dependent, in part, both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates. Additionally, we are subject to specific risks associated with our collaboration partners, including possible discrepancies as to the timing, nature and the extent of development plans, contract interpretations, and the costs and allocation of costs related to the conduct of our clinical trials. If we and any collaboration partner are unable to agree or fail to perform our respective obligations or effectively manage our relationship, our clinical trials performed under such collaboration could incur additional costs, be delayed or could result in costly or time-consuming legal proceedings that could have an adverse effect on a collaboration or on our business.
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
In operating our own manufacturing facility, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, raw material supply, regulatory, facilities and information technology. Further, should corrective or preventative actions be required, we will be fully responsible for these. If we experience unanticipated employee turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility, which may negatively affect our product development timeline, product candidate supplies and, if approved, our commercial product supplies. If we experience any unanticipated shortages of key raw materials, or other difficulties related to our raw material supply, we may not be able to effectively manage our ongoing manufacturing timelines and costs which may negatively affect our product development schedule and our ability to provide clinical trial supplies to patients in our clinical trials, and if approved, our commercial product supplies.
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
In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The COVID-19 virus and its variants continue to spread globally, including in the United States, the United Kingdom and other countries in which we conduct clinical trials, and has been declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy and supply chains, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, many countries, including the United States, the United Kingdom and certain other countries in which we conduct clinical trials, placed significant restrictions on travel and business operations or issued shelter-in-place orders. These restrictions and orders continue to remain in effect to varying degrees, the effect of which required, and in some instances, continue to require, certain of our employees and clinical trial staff to work remotely and avoid unnecessary travel. These restrictions and orders have impacted the pace of enrollment in our clinical trials, and if they continue, may affect our results and operations.

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

Risks related to our common stock and general risk factors
An active trading market for our common stock may not be sustained.
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
Based on the number of shares outstanding as of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
We may sell up to $100 million of shares of our common stock in “at-the-market” offerings pursuant to the 2022 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2022 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2022 Sales Agreement will have a dilutive effect on our existing stockholders.
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
Global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of third parties on which we rely in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere have reduced and may continue to reduce our ability or willingness to access capital, which could negatively impact our short-term and long-term liquidity.
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

REPLIMUNE GROUP, INC.

Dated: August 4, 2022	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)