Form 10-Q
period 2022-09-30
Replimune Group, Inc.
filed 2022-11-03
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of October 31, 2022 was 49,739,407.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$88,930	$105,948
Short-term investments	282,890	289,707
Research and development incentives receivable	2,589	3,055
Prepaid expenses and other current assets	4,981	5,267
Total current assets	379,390	403,977
Property, plant and equipment, net	7,910	7,933
Research and development incentives receivable, non-current	1,296	—
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	4,984	5,552
Right-to-use asset - financing leases	40,879	42,094
Total assets	$436,095	$461,192

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,996	$3,732
Accrued expenses and other current liabilities	15,939	13,392
Operating lease liabilities, current	1,002	1,070
Financing lease liabilities, current	2,600	2,562
Total current liabilities	23,537	20,756
Operating lease liabilities, non-current	4,280	4,801
Financing lease liabilities, non-current	24,206	24,406
Total liabilities	$52,023	$49,963
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2022 and March 31, 2022; 49,739,407 and 47,338,660 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	50	47
Additional paid-in capital	777,650	723,359
Accumulated deficit	(396,559)	(311,204)
Accumulated other comprehensive income (loss)	2,931	(973)
Total stockholders' equity	384,072	411,229
Total liabilities and stockholders' equity	$436,095	$461,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$28,834	$19,902	$58,312	$38,456
Selling, general and administrative	12,745	9,345	24,143	18,172
Total operating expenses	41,579	29,247	82,455	56,628
Loss from operations	(41,579)	(29,247)	(82,455)	(56,628)
Other income (expense):
Research and development incentives	574	725	1,425	1,513
Investment income	1,112	80	1,455	172
Interest expense on finance lease liability	(550)	(557)	(1,102)	(1,115)
Other (expense) income	(2,659)	(356)	(4,678)	(608)
Total other (expense) income, net	(1,523)	(108)	(2,900)	(38)
Net loss	$(43,102)	$(29,355)	$(85,355)	$(56,666)
Net loss per common share, basic and diluted	$(0.79)	$(0.56)	$(1.57)	$(1.09)
Weighted average common shares outstanding, basic and diluted	54,770,291	52,081,325	54,492,395	51,962,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(43,102)	$(29,355)	$(85,355)	$(56,666)
Other comprehensive loss:
Foreign currency translation gain	2,330	219	4,067	443
Net unrealized gain (loss) on short-term investments, net of tax of $0	81	—	(163)	(40)
Comprehensive loss	$(40,691)	$(29,136)	$(81,451)	$(56,263)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	1,686,438	2	31,035	—	—	31,037
Foreign currency translation adjustment	—	—	—	—	1,737	1,737
Unrealized loss on short-term investments	—	—	—	—	(244)	(244)
Exercise of stock options	124,028	—	1,562	—	—	1,562
Vesting of RSUs	149,341	—	—	—	—	—
Stock-based compensation expense	—	—	7,194	—	—	7,194
Net loss	—	—	—	(42,253)	—	(42,253)
Balances as of June 30, 2022	49,298,467	49	763,150	(353,457)	520	410,262
Issuance of common stock through ATM sales, net of offering costs	340,000	1	6,400	—	—	6,401
Foreign currency translation adjustment	—	—	—	—	2,330	2,330
Unrealized loss on short-term investments	—	—	—	—	81	81
Exercise of stock options	88,252	—	1,108	—	—	1,108
Vesting of RSUs	12,688	—	—	—	—	—
Stock-based compensation expense	—	—	6,992	—	—	6,992
Net loss	—	—	—	(43,102)	—	(43,102)
Balances as of September 30, 2022	49,739,407	50	777,650	(396,559)	2,931	384,072

Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	224	224
Unrealized loss on short-term investments	—	—	—	—	(40)	(40)
Exercise of stock options	163,970	—	1,173	—	—	1,173
Stock-based compensation expense	—	—	6,250	—	—	6,250
Net loss	—	—	—	(27,311)	—	(27,311)
Balances as of June 30, 2021	46,730,451	47	699,666	(220,479)	(210)	479,024
Foreign currency translation adjustment	—	—	—	—	219	219
Unrealized loss on short-term investments	—	—	—	—	—	—
Exercise of stock options	124,880	—	1,211	—	—	1,211
Stock-based compensation expense	—	—	6,313	—	—	6,313
Net loss	—	—	—	(29,355)	—	(29,355)
Balances as of September 30, 2021	46,855,331	47	707,190	(249,834)	9	457,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(85,355)	$(56,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,186	12,563
Depreciation	1,237	1,050
Net amortization of premiums and discounts on short-term investments	(161)	1,284
Changes in operating assets and liabilities:
Research and development incentives receivable	(1,417)	(1,513)
Prepaid expenses and other current assets	159	(1,252)
Operating lease, right-of-use-asset	252	217
Finance lease, right-of-use-asset	1,214	1,214
Accounts payable	698	750
Accrued expenses and other current liabilities	2,779	1,293
Operating lease liabilities	(257)	(215)
Net cash used in operating activities	(66,665)	(41,275)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,464)	(719)
Purchase of short-term investments	(193,685)	(111,356)
Proceeds from sales and maturities of short-term investments	200,500	128,015
Net cash provided by investing activities	5,351	15,940
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	37,438	—
Principal payment of finance lease obligation	(163)	(114)
Proceeds from exercise of stock options	2,670	2,384
Net cash provided by financing activities	39,945	2,270
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,351	516
Net decrease in cash, cash equivalents and restricted cash	(17,018)	(22,549)
Cash, cash equivalents and restricted cash at beginning of period	107,584	184,154
Cash, cash equivalents and restricted cash at end of period	$90,566	$161,605

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	96	177
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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, third-party intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $43.1 million and $29.4 million for the three months ended September 30, 2022 and 2021, respectively and net losses of $85.4 million and $56.7 million for the six months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $396.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
The Company is continuing to generally monitor the spread of COVID-19 and, throughout the pandemic, has implemented measures designed to comply with applicable federal, state and local guidelines, as well as care for the Company's employee's health and well-being. The Company will continue to examine its protocols as the pandemic and health guidance evolves. The COVID-19 pandemic continues to affect the United States and global economies and has affected and may continue to affect the Company's operations and those of third parties on which it relies, including by causing disruptions in our raw material and supply of other materials, the manufacturing of its product candidates and its developing commercialization processes. However, the extent of these delays is currently unknown and has and will likely continue to vary. In addition, the Company may incur unforeseen costs as a result of disruptions in raw material supplies, clinical product supplies, and preclinical studies or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. The Company continues to monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, supplies, industry and workforce.

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
Unaudited interim financial information
The accompanying consolidated balance sheet as of September 30, 2022, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and six months ended September 30, 2022 and 2021 and the consolidated statements of cash flows for the six months ended September 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and six months ended September 30, 2022 and 2021 and its cash flows for the six months ended September 30, 2022 and 2021. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2022 and 2021 are unaudited. The results for the three and six months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending March 31, 2023, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 19, 2022 (the "Annual Report").
During the three and six months ended September 30, 2022, there have been no changes to the Company’s significant accounting policies as described in the Annual Report, except as described below.
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
3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$43,170	$—	$43,170
US Government Agency bonds	—	46,944	—	46,944
US Treasury bonds	—	235,946	—	235,946
	$—	$326,060	$—	$326,060

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$75,117	$—	$75,117
US Government Agency bonds	—	26,688	—	26,688
US Treasury bonds	—	263,019	—	263,019
	$—	$364,824	$—	$364,824
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and six months ended September 30, 2022 and 2021, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2022 and March 31, 2022.
4. Short-term investments
As of September 30, 2022 and March 31, 2022, the Company's available-for-sale investments by type consisted of the following:

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$47,268	$1	$(325)	$—	$46,944
US Treasury bonds	237,067	5	(1,126)	—	235,946
Total	$284,335	$6	$(1,451)	$—	$282,890

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	26,827	—	(139)	$—	26,688
US Treasury bonds	264,162	—	(1,143)	—	263,019
Total	$290,989	$—	$(1,282)	$—	$289,707

As of September 30, 2022, available-for-sale securities consisted of investments that mature within one year. As of March 31, 2022, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $7.6 million.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2022	March 31, 2022
Office equipment	$995	$937
Computer equipment	1,893	1,667
Plant and laboratory equipment	8,285	7,720
Leasehold improvements	1,696	785
Construction in progress	1,073	1,619
Total property, plant and equipment	13,942	12,728
Less: Accumulated depreciation	(6,032)	(4,795)
Property, plant and equipment, net	$7,910	$7,933
Depreciation expense was $617 and $1,237 for the three and six months ended September 30, 2022 and $532 and $1,050 for the three and six months ended September 30, 2021, respectively. Depreciation expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	March 31, 2022
Accrued research and development costs	$8,224	$5,882
Accrued compensation and benefits costs	4,439	5,569
Accrued professional fees	760	621
Other	2,516	1,320
Total accrued expenses and other current liabilities	$15,939	$13,392

7. Stockholders’ equity
Common stock
As of September 30, 2022 and March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
As of September 30, 2022 and March 31, 2022, the Company had reserved 18,862,638 and 16,605,804 shares of common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 8) and the exercise of the outstanding warrants to purchase shares of common stock, respectively.
Undesignated preferred stock
As of September 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2022.
ATM program
On August 11, 2020, the Company and the SVB Leerink LLC (the "Agent") entered into a sales agreement, which was subsequently amended on October 21, 2020 (as amended, the “2020 Sales Agreement”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $62.5 million of shares of the Company’s common stock, $0.001 par value per share, through the Agent, as the Company’s sales agent.

During the six months ended September 30, 2022, the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million. The Company did not issue or sell any shares under the 2020 Sales Agreement during the six months ended September 30, 2021.
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.
Any Shares to be offered and sold under the 2022 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on June 23, 2022 for an offering of up to $400.0 million of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
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
During the three months ended September 30, 2022, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.2 million. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2022 Sales Agreement.
Equity offerings
In June 2020, the Company completed a public offering of (a) 3,478,261 shares of the Company’s common stock (the “June 2020 Shares”), inclusive of the June 2020 Underwriters fully exercised 30-day option to purchase 652,173 shares of the Company's common stock at a public offering price of $23.00 per share, and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock at a public offering price of $22.9999 per warrant. The Company received aggregate net proceeds of approximately $107,782 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7,217.
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

The pre-funded warrants described above are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant if such holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. Certain holders have decreased the 9.99% threshold to a 4.99% threshold.
Other than as set forth in Note 8 and Note 9 to these consolidated financial statements, the 3,084,238 shares of the Company's common stock underlying the above described pre-funded warrants, and the 2,200,000 shares of the Company's common stock underlying pre-funded warrants that were issued by the Company in 2019, are not included in the number of issued and outstanding shares of the Company’s common stock set forth herein. As of September 30, 2022, no pre-funded warrants had been exercised.
8. Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,529	$2,227	$5,143	$4,685
Selling, general and administrative	4,463	4,086	9,043	7,878
	$6,992	$6,313	$14,186	$12,563

     The following table summarizes stock-based compensation expense by award type for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Stock options	$4,845	$5,093	$10,004	$10,268
Restricted stock units	2,147	1,220	4,182	2,295
	$6,992	$6,313	$14,186	$12,563
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of September 30, 2022. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,284,238 shares issuable upon exercise of those pre-funded warrants described in Note 7 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2022, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,104,915 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2022. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan. As of September 30, 2022, 2,327,646 shares remained available for future grants under the 2018 Plan.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.08%	0.96%	2.61%	1.11%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	74.5%	79.4%	75.5%	80.2%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	6,514,334	$16.78	7.26	$30,358
Granted	1,325,894	$18.15
Exercised	(212,280)	$12.58
Cancelled	(214,482)	$22.30
Outstanding as of September 30, 2022	7,413,466	$16.98	7.31	$30,477
Options exercisable as of March 31, 2022	3,645,749	$10.85	6.31	$24,875
Options exercisable as of September 30, 2022	4,291,654	$13.50	6.31	$26,428
As of September 30, 2022, there was $41.7 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2022 and 2021 was $12.20 and $22.25, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2022 was $1.2 million.
Restricted stock units

A summary of the changes in the Company's RSUs during the three months ended September 30, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	826,213	31.38
Granted	657,142	18.11
Vested	(162,029)	32.82
Cancelled	(57,985)	27.12
Outstanding as of September 30, 2022	1,263,341	24.49
As of September 30, 2022, there was $27.1 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.2 years. As of September 30, 2021, there was $20.7 million unrecognized compensation cost related to unvested restricted stock units.
9. Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(43,102)	$(29,355)	$(85,355)	$(56,666)
Denominator:
Weighted average common shares outstanding, basic and diluted	54,770,291	52,081,325	54,492,395	51,962,795
Net loss per share, basic and diluted	$(0.79)	$(0.56)	$(1.57)	$(1.09)
The 5,284,238 share of the Company's common stock issuable upon exercise of the November 2019 Pre-Funded Warrants, the June 2020 Pre-Funded Warrants and the October 2020 Pre-Funded Warrants described in Note 7 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three and Six Months Ended September 30,
	2022	2021
Options to purchase common stock	7,413,466	6,998,097
Warrants to purchase common stock	497,344	497,344
	7,910,810	7,495,441

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
Agreement with Regeneron Pharmaceuticals, Inc.
In May 2018, the Company entered into an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The Company and Regeneron are each independently developing compounds for the treatment of certain tumor types. Pursuant to the agreement, the Company and Regeneron will undertake one or more clinical trials using a combination of the compounds being developed by each entity. Under the agreement, each clinical trial will be conducted under terms set out in a separately agreed upon study plan that will identify the name of the sponsor and which party will manage the particular clinical trial, and include the protocol, the budget and a schedule of clinical obligations. In June 2018, under the terms of the agreement between the Company and Regeneron, the parties agreed to the first study plan. The Company and Regeneron have agreed to the protocol, budget, sample testing and clinical obligations schedule under the study plan. Development and supply costs associated with the first study plan will be split equally between the Company and Regeneron.
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
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs up to the amount in the study plan or modified version thereof agreed by the Joint Development Committee established to govern the collaboration. In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. The Company and Regeneron are in communication regarding receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget. As a result of this notice from, and the ongoing communications with, Regeneron, the Company has not recorded any cost-sharing reimbursements from Regeneron in prepaid expenses and other current assets in the consolidated balance sheet or as an offset to research and development expense within the consolidated statement of operations since Regeneron informed the Company that Regeneron’s reimbursement of CERPASS study costs to the Company have completed.

During the six months ended September 30, 2022 and 2021, the Company recorded $1.1 million and $2.9 million, respectively as an offset to research and development expenses. During the three and six months ended September 30, 2022 and 2021, the Company did not make any payments to Regeneron under the terms of the agreement. During the six months ended September 30, 2022 and 2021, the Company received payments under the terms of the agreement from Regeneron of $2.0 million and $2.7 million, respectively. As of September 30, 2022 and March 31, 2022, the Company had a balance of $1.1 million and $2.0 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
11. Commitments and contingencies
Leases
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,214	$1,214
Interest on lease liabilities	550	557	1,102	1,115
Operating lease costs	252	245	511	487
Total lease cost	$1,409	$1,409	$2,827	$2,816
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Finance Lease Costs
Research and development	$518	$518	$1,035	$1,035
Selling, general and administrative	89	89	179	179
Other income (expense)	550	557	1,102	1,115
Operating Lease Costs
Research and development	103	95	213	189
Selling, general and administrative	149	150	298	298
Total lease cost	$1,409	$1,409	$2,827	$2,816
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of September 30, 2022:

	September 30, 2022
	Operating leases	Financing lease	Total
2023 (remaining six months)	$500	$1,297	$1,797
2024	1,007	2,639	3,646
2025	1,016	2,718	3,734
2026	1,026	2,799	3,825
2027	997	2,883	3,880
Thereafter	2,755	38,022	40,777
Total lease payments	7,301	50,358	57,659
Less: interest	2,019	23,552	25,571
Total lease liabilities	$5,282	$26,806	$32,088
The following table provides lease disclosure as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Leases
Right-to-use operating lease asset	$4,984	$5,552
Right-to-use finance lease asset	40,879	42,094
Total lease assets	$45,863	$47,646

Operating lease liabilities, current	$1,002	$1,070
Finance lease liabilities, current	2,600	2,562
Operating lease liabilities, non-current	4,280	4,801
Finance lease liabilities, non-current	24,206	24,406
Total lease liabilities	$32,088	$32,839
The following table provides lease disclosure for the three months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022		2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$466		$487
Operating cash flows from finance leases	$1,102		$1,115
Financing cash flows from finance leases	$163		$114
Weighted-average remaining lease term - operating leases	7.1	years	8.3	years
Weighted-average remaining lease term - financing leases	16.8	years	17.8	years
Weighted-average discount rate - operating leases	9.8%		9.8%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for three and six months ended September 30, 2022 and 2021.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2022 and March 31, 2022, the Company had committed to minimum payments under these arrangements totaling $1,209 and $1,951, respectively.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 or March 31, 2022.
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
12. Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	September 30, 2022	March 31, 2022
United States	$6,188	$6,318
United Kingdom	1,722	1,615
	$7,910	$7,933

13. Subsequent Events
On October 6, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time may become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”), available to be drawn during the specified time period at the Company's option, which includes (i) an initial term loan advance of $30.0 million on the Closing Date with an additional $30.0 million available to be drawn on or prior to September 30, 2023, (ii) subject to the Company achieving certain performance milestones, additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility, and (iii) subject to approval by the applicable Lenders’ investment committees in their discretion, up to two term loan advances in an aggregate principal amount of up to $25.0 million, on or prior to the end of the interest-only period referred to below. The Company has agreed to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.
The Term Loan Facility will mature on October 1, 2027 (the “Maturity Date”). The outstanding principal balance of the Term Loan Facility bears interest payable in cash at a floating rate per annum equal to the greater of (i) 7.25% and (ii) the sum of the Prime Rate (which is capped at 7.25%) and 1.75%. In addition, the principal balance of the Term Loan Facility will bear “payment-in-kind” interest at the rate of 1.50% (“PIK Interest”), which PIK Interest will be added to the outstanding principal balance of the Term Loan Facility on each interest payment date. Accrued interest is payable monthly following the funding of each term loan advance.

The Company may make payments of interest only, without any loan amortization payments, for a period of forty-eight (48) months following the Closing Date, which interest-only period may be extended to (i) the date which is fifty-four (54) months following the Closing Date if certain performance milestones have been achieved, and (ii) the Maturity Date if certain additional performance milestones have been achieved. At the end of the interest-only period, the Company is required to begin repayment of the outstanding principal of the Term Loan Facility in equal monthly installments (or, in a single installment, if the interest-only period has been extended to the Maturity Date).

The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times commencing on January 1, 2024. In addition, the Loan Agreement also contains a financial covenant that beginning on the later of (i) July 1, 2024 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility.

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
Our proprietary RPx platform is based on a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform has a dual local and systemic mechanism of action, or MOA, consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. This MOA is expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.
We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We have completed enrolling patients in a randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron. CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. CERPASS enrolled 211 patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. Topline primary analysis data from the CERPASS trial is expected to be released in the first half of 2023. The CERPASS trial will evaluate complete response, or CR rate, and overall response rate, or ORR, as its two primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is funding one-half of the clinical trial costs up to the amount agreed in the first study plan, and is supplying cemiplimab at no cost. We are currently in communication with Regeneron regarding receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget. If the CERPASS trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval.

We continue our collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial which is referred to herein as IGNYTE, or the IGNYTE trial. There are four tumor specific cohorts currently enrolling in the IGNYTE trial including a registration directed Phase 2 expansion cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. The additional three cohorts are in non-melanoma skin cancers, or NMSC, which includes patients with both naïve and anti-PD-1 failed disease, in anti-PD-1 failed microsatellite instability high, or MSI-H/dMMR tumors, and in anti-PD(L)-1 failed non-small cell lung cancer, or NSCLC.

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In March 2022, we released updated data showing that RP1 combined with nivolumab continues to demonstrate deep and durable responses in patients with melanoma, including a 37.5% overall response rate in anti-PD-1 failed disease. We recently reported that we have completed enrollment of the first 75 patients in this cohort of the IGNYTE trial and we continue to expect to release a data snapshot from these patients with six months follow-up in late 2022. The data snapshot from these first 75 patients will be investigator assessed as compared to the primary endpoint of ORR for all patients in this cohort which is to be assessed by central review. In order to document sufficient durability of response, an important secondary endpoint of the study, the primary analysis upon which a filing is intended to be made, is expected to be triggered 12 months following the last patient being enrolled.

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

We intend to initiate a Phase 2 development plan for RP2 and/or RP3 to target a range of tumor types with un-met need, including where liver tumors are common and in patients with early disease where the objective of treatment would be to increase the proportion of patients achieving cure. This includes the development of RP2 and/or RP3 in combination with the current standard of care, including immunotherapy, chemotherapy and radiation, and in settings following the current standard of care. We are planning for initial signal finding single arm Phase 2 clinical trials in the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, locally advanced and recurrent/metastatic; hepatocellular carcinoma, or HCC, both first and second line; and colorectal cancer, or CRC, third line; with additional signal finding studies intended to follow. We now expect to initiate this Phase 2 development work in the first half of 2023.

We expect to provide an update on our RP2 and RP3 programs before year-end 2022.
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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $606.5 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $463.4 million was from three separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020 and October 2020, respectively, and $41.9 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 13,619,822 shares of our common stock and pre-funded warrants to purchase 5,284,238 shares of common stock in the Public Offerings, and 2,313,997 shares of common stock through our at-the-market facilities.
Our net losses were $43.1 million and $29.4 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $396.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and if and as we:
•conduct our current and future clinical trials with RP1, RP2 and RP3;
•further preclinical development of our platform;
•operate our in-house manufacturing facility;
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
•maintain, expand, protect and defend our intellectual property portfolio;
•hire and retain additional clinical, quality control, scientific and general and administration personnel;
•acquire or in-license other drugs, technologies or intellectual property rights; and
•add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.
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
As of September 30, 2022, we had cash and cash equivalents and short-term investments of $371.8 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”

The COVID-19 pandemic
We are continuing to generally monitor the spread of COVID-19, and, throughout the pandemic, have implemented measures designed to comply with applicable federal, state and local guidelines, as well as care for our employee's health and well-being. We will continue to examine our protocols as the pandemic and health guidance evolves. The COVID-19 pandemic continues to affect the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material and anti-PD-1 supply, the manufacturing of our product candidates and our developing commercialization processes. In addition, timing of patient enrollment and treatment in certain of our ongoing clinical studies has been impacted by the pandemic. However, the extent of these delays is currently unknown and has and will likely continue to vary by clinical study. In addition, we may incur unforeseen costs as a result of disruptions in raw material supplies, clinical product supplies, and preclinical studies or clinical trial delays. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or continue to vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. We continue to monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, supplies, industry and workforce. For additional information, see “Risk Factors—Our financial condition and results of operations could be adversely affected by the coronavirus disease-2019, or COVID-19, outbreak.” in Part II, Item 1A of this Quarterly Report.
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

These costs may be partially offset by cost-sharing arrangements under collaboration agreements that we may enter from time to time.
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
•our ability to maintain, expand, protect and defend our rights in our intellectual property portfolio;
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
Income taxes
Since our inception and through September 30, 2022, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the three months ended September 30, 2022 and 2021
The following chart summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$28,834	$19,902	$8,932
General and administrative	12,745	9,345	3,400
Total operating expenses	41,579	29,247	12,332
Loss from operations	(41,579)	(29,247)	(12,332)
Other income (expense):
Research and development incentives	574	725	(151)
Investment income	1,112	80	1,032
Interest expense on finance lease liability	(550)	(557)	7
Other (expense) income	(2,659)	(356)	(2,303)
Total other income (expense), net	(1,523)	(108)	(1,415)
Net loss	$(43,102)	$(29,355)	$(13,747)
Research and development expenses
Research and development expenses for the three months ended September 30, 2022 were $28.8 million, compared to $19.9 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
Direct research and development expenses by program:
RP1	9,531	4,205	5,326
RP2	552	3,707	(3,155)
RP3	2,482	321	2,161
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	12,495	8,984	3,511
Other	3,774	2,685	1,089
Total research and development expenses	$28,834	$19,902	$8,932
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
The increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, and reduction of $1.6 million of costs sharing in the CERPASS trial from Regeneron during the current period as discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended September 30, 2022, manufacturing increased its focused on the technology transfer and process development of RP3, which is the driver of the change in RP2 and RP3 program costs year over year.
The increase of $4.6 million in our unallocated expenses was due primarily to a $3.5 million increase in personnel-related costs, including a $3.2 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.3 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we continue to expand the development plan in multiple indications. Personnel related costs for the three months ended September 30, 2022 and 2021 included stock-based compensation expense of $2.5 million and $2.2 million, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses were $12.7 million for the three months ended September 30, 2022, compared to $9.3 million for the three months ended September 30, 2021. The increase of $3.4 million is primarily the result of an increase of $1.1 million in personnel related costs, including a stock-based compensation increase of $0.4 million, and an increase of $0.8 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our general and administrative functions, including the addition of commercial personnel associated with pre-launch commercial planning and initial build of the Company's commercial infrastructure, which accounts for approximately $0.3 million of the increase. In addition, there is an increase of approximately $1.4 million related to outside services and external expenses related to commercial planning and initial commercial activities compared to prior year, as we expand our operations.
Total other (expense) income, net
Other net expense was $1.5 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The net change of $1.4 million is primarily attributable to an increase in expense of $2.3 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This increased expense is somewhat offset by an increase in investment income of approximately $1.0 million.
Comparison of the six months ended September 30, 2022 and 2021
The following chart summarizes our results of operations for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$58,312	$38,456	$19,856
General and administrative	24,143	18,172	5,971
Total operating expenses	82,455	56,628	25,827
Loss from operations	(82,455)	(56,628)	(25,827)
Other income (expense):
Research and development incentives	1,425	1,513	(88)
Investment income	1,455	172	1,283
Interest expense on finance lease liability	(1,102)	(1,115)	13
Other (expense) income	(4,678)	(608)	(4,070)
Total other income (expense), net	(2,900)	(38)	(2,862)
Net loss	$(85,355)	$(56,666)	$(28,689)
Research and development expenses

	Six Months Ended September 30,
	2022	2021	Change
Direct research and development expenses by program:
RP1	15,492	7,907	7,585
RP2	2,420	6,786	(4,366)
RP3	7,490	559	6,931
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	25,000	18,238	6,762
Other	7,910	4,966	2,944
Total research and development expenses	$58,312	$38,456	$19,856
Research and development expenses for the six months ended September 30, 2022 were $58.3 million, compared to $38.5 million for the six months ended September 30, 2021. The increase of $19.9 million was due primarily to an increase of approximately $10.2 million in direct research costs related to our ongoing clinical trials for RP1, RP2 and RP3, as well as approximately $9.7 million in unallocated research and development costs. The change in our research and development expense between our product candidates is associated with technology transfer and process development underway in readiness for bringing our manufacturing facility online to support our clinical development and prepare for commercial launch. Furthermore, the increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, as well as a $1.8 million reduction of cost sharing in the CERPASS trial from Regeneron during the six months ended September 30, 2022 as discussed in Note 10 to the consolidated financial statements appearing elsewhere in this Quarterly Report. In addition, manufacturing continued to advance the RP2 and RP3 technology transfer and studies necessary to qualify the in-house manufactured RP2 and RP3 product candidates for use in clinical trials during the six months ended September 30, 2022, as well as continued clinical trial development of our product candidates.
The increase in unallocated research and development costs is mainly attributable to a $6.8 million increase in personnel-related costs, including a $6.3 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.5 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the six months ended September 30, 2022 and 2021 included stock-based compensation expense of $5.1 million and $4.7 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses were $24.1 million for the six months ended September 30, 2022, compared to $18.2 million for the six months ended September 30, 2021. The increase of $6.0 million is primarily the result of an increase of $2.5 million in personnel related costs, including a stock-based compensation increase of $1.2 million, and an increase of $1.4 million in payroll and fringe benefits. The increase in personnel related costs was driven by the hiring of additional personnel, including the initial expenses related to commercial personnel associated with pre-launch commercial planning and initial build of our commercial infrastructure. Personnel related costs for the six months ended September 30, 2022 and 2021 included stock-based compensation expense of $9.0 million and $7.9 million, respectively.
Total other (expense) income, net
Other net expense was $2.9 million for the six months ended September 30, 2022, compared to $37.8 thousand for the six months ended September 30, 2021. The net change of $2.9 million is primarily driven by increases in expense of $4.1 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This increase in expense is somewhat offset by an increase in investment income of approximately $1.3 million compared to the prior year.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through September 30, 2022, we had received net proceeds of $693.3 million through the sale of shares of common stock and warrants exercisable for common stock in public offerings and at-the-market offerings. As of September 30, 2022, we had cash and cash equivalents and short-term investments of $371.8 million.

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
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30, 2022
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(66,665)	$(41,275)
Net cash provided by investing activities	5,351	15,940
Net cash provided by financing activities	39,945	2,270
Effect of exchange rate changes on cash and cash equivalents	4,351	516
Net decrease in cash and cash equivalents	$(17,018)	$(22,549)
Operating activities
During the six months ended September 30, 2022, net cash used in operating activities was $66.7 million, primarily resulting from our net loss of $85.4 million, partially offset by non-cash charges of $15.3 million, primarily consisting of stock-based compensation expense of $14.2 million, and an increase in cash of $3.4 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the six months ended September 30, 2022 consisted primarily of a $2.8 million increase in accrued expenses and other current liabilities, a $1.4 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, a net $1.2 million change in operating and financing right-of-use assets and lease liabilities, a $0.7 million increase in accounts payable, as well as a $0.2 million decrease in prepaid expenses and other current assets.
During the six months ended September 30, 2021, net cash used in operating activities was $41.3 million, primarily resulting from our net loss of $56.7 million, partially offset by an increase in non-cash charges of $14.9 million, primarily consisting of an increase in stock-based compensation expense of $7.3 million, and an increase in cash of $0.5 million related to changes in our operating assets and liabilities. Net cash used by our changes in our operating assets and liabilities for the six months ended September 30, 2021 consisted primarily of a $1.5 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, a $1.3 million increase in prepaid expenses and other current assets, a $1.3 million increase in accrued expenses and other current liabilities, and a net $1.2 million change in operating and financing right-of-use assets and lease liabilities.
Investing activities
During the six months ended September 30, 2022, net cash provided by investing activities was $5.4 million, consisting of $200.5 million in proceeds from sales and maturities of short-term investments, partially offset by $193.7 million in purchases of available for sale securities and $1.5 million in purchases of property, plant and equipment.

During the six months ended September 30, 2021, net cash provided by investing activities was $15.9 million, consisting of $128.0 million in proceeds from sales and maturities of short-term investments, partially offset by $111.4 million in purchases of available for sale securities and $0.7 million in purchases of property, plant and equipment.
Financing Activities
During the six months ended September 30, 2022, net cash provided by financing activities was $39.9 million, consisting primarily of $37.4 million from the issuance of common stock through sales under our at-the-market facilities, as well as approximately $2.7 million in proceeds from the exercise of stock options.
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
•operate, qualify and maintain our in-house manufacturing facility and qualify and maintain our product candidates made therein for use in our clinical trials;
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
•maintain, expand, protect and defend our intellectual property portfolio;
•hire and retain additional clinical, quality control, scientific and general and administration personnel;
•acquire or in-license other drugs, technologies or third-party intellectual property; and
•add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operations as a public company.

As of September 30, 2022, we had cash and cash equivalents and short-term investments of $371.8 million. In addition, in October 2022, the Company completed a $200 million non-dilutive debt financing with Hercules Capital, Inc. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with unrestricted proceeds available to be drawn under the Hercules Term Loan Facility, will enable us to fund our operations into calendar 2025, inclusive of the costs of funding commercial infrastructure and running a confirmatory clinical trial to support a potential filing for FDA approval in anti-PD1 failed melanoma under the accelerated approval pathway. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Refer to Note 13, subsequent events, of the "Notes to Condensed Consolidated Financial Statements" contained in Part I, Item I of this Quarterly Report on Form 10-Q for additional details of the agreement with Hercules.
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
Contractual obligations and commitments
During the three months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 20, 2021.
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
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of an agreed study plan will be split equally. In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. The Company and Regeneron are in communication regarding receiving Regeneron's acknowledgement of the sharing of the study costs according to the current budget that superseded that of the initial study plan and initial budget. As a result of this notice from, and the ongoing communications with, Regeneron, we have not recorded any cost-sharing reimbursements from Regeneron in prepaid expenses and other current assets in the consolidated balance sheet or as an offset to research and development expense within the consolidated statement of operations since Regeneron informed us that Regeneron’s reimbursement of CERPASS study costs have completed. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering RP1 and our other product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation or alleged violation of any third-party intellectual property rights;
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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering RP1 and our other product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation or alleged violation of any third-party intellectual property rights;
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
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authority approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers, other third-party payors coverage decisions or third-party intellectual property rights that another may allege are violated by our product candidates.
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
•third-party intellectual property rights that another may allege are violated by our product candidates;
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended September 30, 2022 and 2021, we reported a net loss of $43.1 million and $29.4 million, respectively. At September 30, 2022, we had an accumulated deficit of $396.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At September 30, 2022, our cash and cash equivalents and short-term investments were $371.8 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938 (the ‘938 Patent) held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. We believe the USPTO erred in its issuance of the ‘938 Patent for at least the reason that the invention covered by the claims of the ‘938 Patent was in the public domain prior to the filing date of the '938 Patent, and accordingly on November 2, 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO, seeking to invalidate certain claims of United States Patent 10,034,938 (the ‘938 Patent).
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
Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we take steps to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, confidential or proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets, know-

how or other confidential or proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all.
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
Based on the number of shares outstanding as of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1*‡	Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated October 6, 2022.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
*‡ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIMUNE GROUP, INC.

Dated: November 3, 2022	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)