Form 10-Q
period 2022-12-31
Replimune Group, Inc.
filed 2023-02-09
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 6, 2023 was 56,654,974.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$206,667	$105,948
Short-term investments	409,707	289,707
Research and development incentives receivable	1,996	3,055
Prepaid expenses and other current assets	5,591	5,267
Total current assets	623,961	403,977
Property, plant and equipment, net	7,679	7,933
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	5,002	5,552
Right-to-use asset - financing leases	40,272	42,094
Total assets	$678,550	$461,192

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,648	$3,732
Accrued expenses and other current liabilities	19,158	13,392
Operating lease liabilities, current	1,039	1,070
Financing lease liabilities, current	2,619	2,562
Total current liabilities	26,464	20,756
Operating lease liabilities, non-current	4,265	4,801
Financing lease liabilities, non-current	24,086	24,406
Long term debt, net of discount	$28,390	$—
Total liabilities	$83,205	$49,963
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2022 and March 31, 2022; 56,632,999 and 47,338,660 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	57	47
Additional paid-in capital	1,027,798	723,359
Accumulated deficit	(436,249)	(311,204)
Accumulated other comprehensive income (loss)	3,739	(973)
Total stockholders' equity	595,345	411,229
Total liabilities and stockholders' equity	$678,550	$461,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating expenses:
Research and development	$30,261	$19,353	$88,573	$57,809
Selling, general and administrative	11,369	10,345	35,512	28,517
Total operating expenses	41,630	29,698	124,085	86,326
Loss from operations	(41,630)	(29,698)	(124,085)	(86,326)
Other income (expense):
Research and development incentives	607	733	2,032	2,246
Investment income	2,675	87	4,130	259
Interest expense on finance lease liability	(548)	(555)	(1,650)	(1,670)
Interest expense on debt obligations	(941)	—	(941)	—
Other income (expense)	147	(241)	(4,531)	(849)
Total other income (expense), net	1,940	24	(960)	(14)
Net loss	$(39,690)	$(29,674)	$(125,045)	$(86,340)
Net loss per common share, basic and diluted	$(0.69)	$(0.57)	$(2.25)	$(1.66)
Weighted average common shares outstanding, basic and diluted	57,857,132	52,319,877	55,618,052	52,104,548
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(39,690)	$(29,674)	$(125,045)	$(86,340)
Other comprehensive loss:
Foreign currency translation gain	158	161	4,225	604
Net unrealized gain (loss) on short-term investments, net of tax of $0	650	(351)	487	(391)
Comprehensive loss	$(38,882)	$(29,864)	$(120,333)	$(86,127)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	1,686,438	2	31,035	—	—	31,037
Foreign currency translation adjustment	—	—	—	—	1,737	1,737
Unrealized loss on short-term investments	—	—	—	—	(244)	(244)
Exercise of stock options	124,028	—	1,562	—	—	1,562
Vesting of RSUs	149,341	—	—	—	—	—
Stock-based compensation expense	—	—	7,194	—	—	7,194
Net loss	—	—	—	(42,253)	—	(42,253)
Balances as of June 30, 2022	49,298,467	49	763,150	(353,457)	520	410,262
Issuance of common stock through ATM sales, net of offering costs	340,000	1	6,400	—	—	6,401
Foreign currency translation adjustment	—	—	—	—	2,330	2,330
Unrealized loss on short-term investments	—	—	—	—	81	81
Exercise of stock options	88,252	—	1,108	—	—	1,108
Vesting of RSUs	12,688	—	—	—	—	—
Stock-based compensation expense	—	—	6,992	—	—	6,992
Net loss	—	—	—	(43,102)	—	(43,102)
Balances as of September 30, 2022	49,739,407	50	777,650	(396,559)	2,931	384,072
Issuance of prefunded warrants to purchase common stock			92,778			92,778
Issuance of common stock, net of issuance costs and underwriter fees	6,810,658	7	149,847			149,854
Foreign currency translation adjustment	—	—	—	—	158	158
Unrealized loss on short-term investments	—	—	—	—	650	650
Exercise of stock options	60,921	—	500	—	—	500
Vesting of RSUs	22,013	—	—	—	—	—
Stock-based compensation expense	—	—	7,023	—	—	7,023
Net loss	—	—	—	(39,690)	—	(39,690)
Balances as of December 31, 2022	56,632,999	$57	$1,027,798	$(436,249)	$3,739	$595,345

Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	224	224
Unrealized loss on short-term investments	—	—	—	—	(40)	(40)
Exercise of stock options	163,970	—	1,173	—	—	1,173
Stock-based compensation expense	—	—	6,250	—	—	6,250
Net loss	—	—	—	(27,311)	—	(27,311)
Balances as of June 30, 2021	46,730,451	47	699,666	(220,479)	(210)	479,024
Foreign currency translation adjustment	—	—	—	—	219	219
Exercise of stock options	124,880	—	1,211	—	—	1,211
Stock-based compensation expense	—	—	6,313	—	—	6,313
Net loss	—	—	—	(29,355)	—	(29,355)
Balances as of September 30, 2021	46,855,331	47	707,190	(249,834)	9	457,412
Foreign currency translation adjustment	—	—	—	—	161	161
Unrealized loss on short-term investments	—	—	—	—	(351)	(351)
Exercise of stock options	350,985	—	4,043	—	—	4,043
Stock-based compensation expense	—	—	5,918	—	—	5,918
Net loss	—	—	—	(29,674)	—	(29,674)
Balances as of December 31, 2021	47,206,316	$47	$717,151	$(279,508)	$(181)	$437,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(125,045)	$(86,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,209	18,481
Depreciation	1,919	1,598
Noncash interest expense	235	—
Net amortization of premiums and discounts on short-term investments	(1,782)	1,792
Changes in operating assets and liabilities:
Research and development incentives receivable	812	700
Prepaid expenses and other current assets	(396)	(934)
Operating lease, right-of-use-asset	382	(29)
Finance lease, right-of-use-asset	1,821	1,821
Accounts payable	357	1,193
Accrued expenses and other current liabilities	5,625	2,047
Operating lease liabilities	(391)	48
Net cash used in operating activities	(95,254)	(59,623)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,019)	(1,184)
Purchase of short-term investments	(433,911)	(192,546)
Proceeds from sales and maturities of short-term investments	316,180	196,250
Net cash used in investing activities	(119,750)	2,520
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting fees and discounts	150,102	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	92,778	—
Proceeds from issuance of common stock through ATM sales, net of offering costs	37,438	—
Proceeds from long-term debt	30,000	—
Payment of debt issuance costs	(1,846)	—
Principal payment of finance lease obligation	(262)	(188)
Proceeds from exercise of stock options	3,170	6,427
Net cash provided by financing activities	311,380	6,239
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,343	621
Net decrease in cash, cash equivalents and restricted cash	100,719	(50,243)
Cash, cash equivalents and restricted cash at beginning of period	107,584	184,154
Cash, cash equivalents and restricted cash at end of period	$208,303	$133,911

Supplemental disclosure of non-cash investing and financing activities:
Common stock issuance costs included in accrued expenses	249	—
Purchases of property and equipment included in accounts payable	19	491
Lease assets obtained in exchange for new operating lease liabilities	—	365
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $39.7 million and $29.7 million for the three months ended December 31, 2022 and 2021, respectively and net losses of $125.0 million and $86.3 million for the nine months ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $436.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of December 31, 2022, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and nine months ended December 31, 2022 and 2021 and the consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2022 and the results of its operations for the three and nine months ended December 31, 2022 and 2021 and its cash flows for the nine months ended December 31, 2022 and 2021. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2022 and 2021 are unaudited. The results for the three and nine months ended December 31, 2022 are not necessarily indicative of results to be expected for the year ending March 31, 2023, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 19, 2022 (the "Annual Report").
During the three and nine months ended December 31, 2022, there have been no changes to the Company’s significant accounting policies as described in the Annual Report, except as described below.
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
3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$174,237	$—	$174,237
US Government Agency bonds	—	140,840	—	140,840
US Treasury bonds	—	268,867	—	268,867
	$—	$583,944	$—	$583,944

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$75,117	$—	$75,117
US Government Agency bonds	—	26,688	—	26,688
US Treasury bonds	—	263,019	—	263,019
	$—	$364,824	$—	$364,824
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and nine months ended December 31, 2022 and 2021, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at December 31, 2022 and March 31, 2022.
4. Short-term investments
As of December 31, 2022 and March 31, 2022, the Company's available-for-sale investments by type consisted of the following:

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$141,109	$46	$(315)	$—	$140,840
US Treasury bonds	269,393	18	(544)	—	268,867
Total	$410,502	$64	$(859)	$—	$409,707

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	26,827	—	(139)	$—	26,688
US Treasury bonds	264,162	—	(1,143)	—	263,019
Total	$290,989	$—	$(1,282)	$—	$289,707

As of December 31, 2022, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds which have maturities between one and two years and an aggregate fair value of $24.0 million. As of March 31, 2022, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $7.6 million.
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31, 2022	March 31, 2022
Office equipment	$1,113	$937
Computer equipment	1,899	1,667
Plant and laboratory equipment	9,042	7,720
Leasehold improvements	1,706	785
Construction in progress	633	1,619
Total property, plant and equipment	14,393	12,728
Less: Accumulated depreciation	(6,714)	(4,795)
Property, plant and equipment, net	$7,679	$7,933
Depreciation expense was $682 and $1,919 for the three and nine months ended December 31, 2022 and $548 and $1,598 for the three and nine months ended December 31, 2021, respectively. Depreciation expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	March 31, 2022
Accrued research and development costs	$9,999	$5,882
Accrued compensation and benefits costs	7,339	5,569
Accrued professional fees	674	621
Other	1,146	1,320
Total accrued expenses and other current liabilities	$19,158	$13,392

7 Debt
On October 6, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the Closing Date, and at the Company's sole option, can draw down an additional $30.0 million on or prior to September 30, 2023, as well as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

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

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through September 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until October 2027. At the Company's option, the Company may prepay all or a portion of the outstanding borrowings, subject to a prepayment fee of 3.0% of the principal amount if prepayment occurs during the 12 months following the Closing Date, 2.0% after 12 months following the Closing Date but prior to 36 months following the Closing Date, and 1.0% thereafter.

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. As of December 31, 2022, the amount accrued for the final payment is $0.1 million.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.3 million were recorded in other assets as of December 31, 2022 related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the three and nine months ended December 31, 2022 was $0.9 million.

The summary of obligations under the term loan as of December 31, 2022 consisted of the following (in thousands):

December 31, 2022
Principal loan balance	$30,109
Facility charge and diligence fee	(328)
Unamortized issuance costs	(1,465)
Accumulated end of term fee	74
Long term debt, net	$28,390

The annual principal payments due under the Loan Agreement as of December 31, 2022 were as follows:

December 31, 2022
2023 (remaining 3 months)	—
2024	—
2025	—
2026	—
2027	13,438
Thereafter	18,701
Total	$32,139

The table of future payments of long-term debt excludes the end of term charge of $1.5 million, which is due upon the maturity of the loan
8 Stockholders’ equity
Common stock

As of December 31, 2022 and March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 8) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	December 31, 2022	March 31, 2022
Stock options, issued and outstanding	7,510,458	6,514,334
Restricted stock units	1,353,745	826,213
Stock options and restricted stock units, future issuance	2,194,816	1,933,300
Employee stock purchase plan, available for future grants	2,076,603	1,550,375
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	9,484,238	5,284,238
Total shares of common stock reserved for future issuance	23,117,204	16,605,804
Undesignated preferred stock
As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2022.
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
During the nine months ended December 31, 2022, the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million. The Company did not issue or sell any shares under the 2020 Sales Agreement during the nine months ended December 31, 2021.
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
During the nine months ended December 31, 2022, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.3 million. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2022 Sales Agreement.

The Company did not issue or sell any shares under the 2020 Sales Agreement or the 2022 Sales Agreement during the three and nine months ended December 31, 2022.
Equity offerings
In November 2019, the Company completed a public offering of (a) 4,516,561 shares of the Company's common stock at a public offering price of $13.61 per share, and (b) pre-funded warrants to purchase 2,200,000 shares of the Company's common stock at a public offering price of $13.6099 per warrant. The Company received aggregate net proceeds of approximately $85,598 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5,814.
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
In December 2022, the Company completed a public offering of (a) 6,810,658 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 1,436,172 shares of the Company’s common stock, at a public offering price of $23.50 per share and (b) pre-funded warrants to purchase 4,200,000 shares of the Company’s common stock at a public offering price of $23.4999 per warrant. The Company received aggregate net proceeds of approximately $242,631 after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $16,119.
9 Pre-funded Warrants
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
The 9,484,238 shares of the Company's common stock underlying the above described pre-funded warrants, are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as noted below in Note 10. As of December 31, 2022, no pre-funded warrants had been exercised.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Research and development	$2,600	$1,829	$7,743	$6,514
Selling, general and administrative	4,423	4,089	13,466	11,967
	$7,023	$5,918	$21,209	$18,481

     The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Stock options	$4,811	$4,517	$14,815	$14,785
Restricted stock units	2,212	1,401	6,394	3,696
	$7,023	$5,918	$21,209	$18,481
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of December 31, 2022. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,284,238 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2022, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,104,915 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2022. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan. As of December 31, 2022, 2,194,816 shares remained available for future grants under the 2018 Plan.
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
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2022 and 2021, the number of shares reserved for issuance under the ESPP automatically increased by 526,228 and 518,507 shares respectively, for a total of 2,076,603 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grants
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
In December 2022, the Company granted an equity award to a newly hired executive as a material inducement to enter into employment with the Company. The grant constitutes an "employment inducement grant" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grant included a nonqualified stock option to purchase up to 82,500 shares of the Company's common stock, as well as a restricted stock unit grant representing 55,000 shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grant is included in the stock option and RSU award tables below.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Risk-free interest rate	3.93%	1.27%	2.78%	1.12%
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	73.7%	78.3%	75.3%	80.0%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	6,514,334	$16.78	7.26	$30,358
Granted	1,514,524	$18.78
Exercised	(273,201)	$11.61
Cancelled	(245,199)	$22.75
Outstanding as of December 31, 2022	7,510,458	$17.17	7.12	$85,400
Options exercisable as of March 31, 2022	3,645,749	$10.85	6.31	$24,875
Options exercisable as of December 31, 2022	4,504,534	$14.07	6.14	$63,812
As of December 31, 2022, there was $39.4 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.4 years.
The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2022 and 2021 was $12.64 and $22.25, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended December 31, 2022 was $2.3 million.
Restricted stock units

A summary of the changes in the Company's RSUs during the nine months ended December 31, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	826,213	31.38
Granted	782,862	18.93
Vested	(184,042)	32.38
Cancelled	(71,288)	26.38
Outstanding as of December 31, 2022	1,353,745	24.30
As of December 31, 2022, there was $27.5 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2021, there was $21.6 million unrecognized compensation cost related to unvested restricted stock units.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(39,690)	$(29,674)	$(125,045)	$(86,340)
Denominator:
Weighted average common shares outstanding, basic and diluted	57,857,132	52,319,877	55,618,052	52,104,548
Net loss per share, basic and diluted	$(0.69)	$(0.57)	$(2.25)	$(1.66)
The 9,484,238 shares of the Company's common stock issuable upon exercise of Pre-Funded Warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three and Nine Months Ended December 31,
	2022	2021
Options to purchase common stock	7,510,458	6,695,387
Warrants to purchase common stock	497,344	497,344
	8,007,802	7,192,731

12 Significant agreements
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
Under the terms of the agreement, on a quarterly basis the Company and Regeneron true-up costs of the study and make corresponding payments to the party that incurred the majority of the costs up to the amount in the study plan or modified version thereof agreed by the Joint Development Committee established to govern the collaboration. In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. As a result of this notice from, and the ongoing communications with, Regeneron, the Company has not recorded any cost-sharing reimbursements from Regeneron in prepaid expenses and other current assets in the consolidated balance sheet or as an offset to research and development expense within the consolidated statement of operations since Regeneron informed the Company that Regeneron’s reimbursement of CERPASS study costs to the Company have completed. The Company does not expect any further reimbursements from Regeneron related to the initial study plan of June 2018.

During the three months ended December 31, 2022 and 2021, the Company recorded $0.0 million and $1.9 million, respectively as an offset to research and development expenses. During the nine months ended December 31, 2022 and 2021, the Company recorded $1.1 million and $4.8 million, respectively as an offset to research and development expenses. During the three and nine months ended December 31, 2022 and 2021, the Company did not make any payments to Regeneron under the terms of the agreement. During the nine months ended December 31, 2022 and 2021, the Company received payments under the terms of the agreement from Regeneron of $3.1 million and $4.3 million, respectively. As of December 31, 2022 and March 31, 2022, the Company had a balance of $0.0 million and $2.0 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
13 Commitments and contingencies
Leases
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,821	$1,821
Interest on lease liabilities	548	555	1,650	1,670
Operating lease costs	252	249	763	736
Total lease cost	$1,407	$1,411	$4,234	$4,227
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended December 31, 2022 and 2021 as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Finance Lease Costs
Research and development	$518	$518	$1,553	$1,553
Selling, general and administrative	89	89	268	268
Other income (expense)	548	555	1,650	1,670
Operating Lease Costs
Research and development	103	105	316	294
Selling, general and administrative	149	144	447	442
Total lease cost	$1,407	$1,411	$4,234	$4,227
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of December 31, 2022:

	December 31, 2022
	Operating leases	Financing lease	Total
2023 (remaining three months)	$260	$647	$907
2024	1,041	2,639	3,680
2025	1,051	2,718	3,769
2026	1,060	2,799	3,859
2027	1,028	2,883	3,911
Thereafter	2,862	38,022	40,884
Total lease payments	7,302	49,708	57,010
Less: interest	1,998	23,003	25,001
Total lease liabilities	$5,304	$26,705	$32,009
The following table provides lease disclosure as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Leases
Right-to-use operating lease asset	$5,002	$5,552
Right-to-use finance lease asset	40,272	42,094
Total lease assets	$45,274	$47,646

Operating lease liabilities, current	$1,039	$1,070
Finance lease liabilities, current	2,619	2,562
Operating lease liabilities, non-current	4,265	4,801
Finance lease liabilities, non-current	24,086	24,406
Total lease liabilities	$32,009	$32,839
The following table provides lease disclosure for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022		2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$717		$648
Operating cash flows from finance leases	$1,651		$1,670
Financing cash flows from finance leases	$262		$188
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$365
Weighted-average remaining lease term - operating leases	6.9	years	7.9	years
Weighted-average remaining lease term - financing leases	16.6	years	17.6	years
Weighted-average discount rate - operating leases	10.0%		10.2%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for three and nine months ended December 31, 2022 and 2021.
Manufacturing commitments

The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2022 and March 31, 2022, the Company had committed to minimum payments under these arrangements totaling $1,144 and $1,951, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or March 31, 2022.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
14 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	December 31, 2022	March 31, 2022
United States	$6,046	$6,318
United Kingdom	1,633	1,615
	$7,679	$7,933

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

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on immune-responsive tumors. We have completed enrolling patients in a randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron. CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is supplying cemiplimab at no cost and funded one-half of the clinical trial costs up to the amount agreed in the first study plan. CERPASS enrolled 211 patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. The CERPASS protocol evaluates complete response, or CR rate, and overall response rate, or ORR, as its two primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. In February 2023, we received a response from the FDA following submission of our draft statistical analysis plan in September 2022, which raised a number of points and recommendations requiring further discussion. We intend to respond promptly to the FDA’s points and recommendations and to engage in any necessary dialog to address the points raised.

Topline data from the CERPASS trial is now expected to be announced in Q3 2023, due primarily to the decision to trigger the primary analysis at 40 weeks from last patient in, or LPI, rather than the minimum follow up of 27 weeks post LPI in accordance with the statistical analysis plan. This is to allow for responses to be documented and confirmed, including per protocol response confirmation biopsies to be taken, before central reviews take place. This decision also took account of the time required to process patient data to and through central review. If the CERPASS trial generates compelling clinical data demonstrating the benefits of the combined treatment, we believe the data could support a filing with regulatory authorities seeking marketing approval.

We continue our collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1 in a multi-cohort Phase 1/2 clinical trial which is referred to herein as IGNYTE, or the IGNYTE trial. The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort enrolling 125 patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. We are also continuing enrollment into the cohorts of patients with anti-PD-1 failed non-melanoma skin cancers, or NMSC, which includes patients with both naïve and anti-PD-1 failed disease, including CSCC.

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In December 2022, we reported data from the first 75 patients with at least six months follow-up. The data snapshot based on investigator response showed a 20% CR rate and a 36% ORR with activity across all disease stages and strong durability. In January, we competed target enrollment of 125 patients with patients in screening at that time continuing to be enrolled. Enrollment is expected to complete this month with a final total study size of approximately 140 patients. The primary analysis is expected in Q1 2024, 12 months after enrollment of the last patient.

We continue to enroll patients in our additional IGNYTE Phase-2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. In NMSC, enrollment in the anti-PD-1 naïve NMSC cohort has completed, included patients with cutaneous squamous cell carcinoma, or CSCC, basal cell carcinoma, or BCC, merkel cell carcinoma, or MCC, and angiosarcoma. Updated data from the CSCC patients in the anti-PD-1 naïve NMSC cohort, presented in March 2022, continued to show nearly half of the patients achieving a complete response and nearly 65% achieving a complete or partial response. We are currently enrolling an extension of the NMSC cohort of RP1 in combination with nivolumab in NMSC patients who have failed prior treatment with anti-PD(L)-1. In March 2022, we reported initial data (N=12) from this extension cohort where responses had been observed in anti-PD(L)-1 failed CSCC, MCC and angiosarcoma tumors. We believe the activity of RP1 combined with nivolumab in this anti-PD(L)-1 failed cohort represents a new potential therapeutic option for these patients and supports the broad potential for RP1 in anti-PD(L)-1 failed disease beyond melanoma. Recruitment remains ongoing, with a data update expected in Q3 2023 in at least 30 patients with a minimum of six months follow-up.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver and kidney transplant recipients with skin cancers. Enrollment in this clinical trial has been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk. Even though the patient numbers are currently small, as reported in March 2022, we have observed responses in these patients with RP1as monotherapy with a similar safety profile to that observed in our other RP1 clinical trials in patients who are not immune suppressed. Enrollment continues in the ARTACUS trial and we expect to provide a data update in Q3 2023.

In addition to these ongoing trials with RP1, we are currently evaluating all strategic opportunities for RP1 in skin cancers, including the setting for the confirmatory clinical trial in melanoma which is expected to be required to support a potential accelerated approval of RP1 in anti-PD1 failed melanoma.
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

We initiated a Phase-1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. In November 2020, we and BMS agreed to increase the number of patients in the combination part of the clinical trial from 12 to 30 patients. We have presented data from the single agent RP2 portion of this clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. We have also presented combination data from both the clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. In the second half of 2021, we reported full enrollment in the initial 30 patient combination with nivolumab part of the Phase 1 clinical trial following which a protocol amendment was made to expand this clinical trial to enroll additional patients who are required to have specific tumor types of interest, including gastro-intestinal cancers, breast cancer, lung cancer, head and neck cancer and uveal melanoma, rather than any type of tumor as were eligible for the initial 30 patient group. In December 2022, we reported that of 14 patients with uveal melanoma for which sufficient follow-up was available for assessment, 4 patients had achieved a response. A data update from our RP2 expansion trial is expected in H2 2023.

In December 2020, we initiated dosing in a Phase 1 clinical trial designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients. In March 2022, we reported initial data from the single agent monotherapy cohort of RP3 in superficial and deep tumors exploring two dose levels of RP3, including injections into deep tumors. The higher dose level has been confirmed as the recommended Phase 2 dose and no new safety signals have been observed as compared to RP1 or RP2. Enrollment of the combination part of this study has begun, combining RP3 with nivolumab under a collaboration and supply agreement with BMS. This cohort is focusing on enrolling patients with gastro-intestinal cancers, breast cancer, lung cancer and head and neck cancer. In December 2022, the Company presented data from its Phase 1 trial of RP3 in combination with nivolumab (N=5) in patients with multiple soft tissue sarcomas including in leiomyosarcoma, osteosarcoma, chondrosarcoma, and epithelioid sarcomas who have all failed standard of care. At the data cut-off date, 3 of 5 patients had sufficient follow-up for response assessment, and all three were responding to therapy in settings with no viable alternative treatment option, indicating the potential utility of RP3 in treating this difficult to treat tumor type. A data update from this RP3 trial is expected in H2 2023.

We are working to initiate a Phase 2 development plan for RP2 and/or RP3 to target a range of tumor types with un-met need, including where liver tumors are common and in patients with early disease where the objective of treatment would be to increase the proportion of patients achieving cure. This includes the development of RP2 and/or RP3 in combination with the current standard of care, including immunotherapy, chemotherapy and radiation, and in settings following the current standard of care. We are planning for initial signal finding single arm Phase 2 clinical trials in the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, locally advanced and recurrent/metastatic; hepatocellular carcinoma, or HCC, both first and second line; and colorectal cancer, or CRC, third line; with additional studies in other tumor types intended to follow. As we announced in December 2022, our signal finding studies in HCC and CRC are being developed in combination with atezolizumab and bevacizumab under a supply and cost share clinical collaboration arrangement with Roche. In HCC we plan to conduct two signal finding cohorts of 30 patients. The first cohort will enroll 1L patients treated with standard of care, or SOC, atezolizumab combined with bevacizumab and RP3, and the second cohort will enroll patients who have progressed on 1L immunotherapy (including atezolizumab/bevacizumab), and will be treated with atezolizumab combined with bevacizumab and RP3. In CRC, we plan to conduct two signal finding cohorts of 30 patients. The first cohort will enroll 3L patients to be treated with atezolizumab combined with bevacizumab and RP2 and the second cohort with atezolizumab and bevacizumab and RP3. Replimune believes that data with both RP2 and RP3 in CRC will allow the comparative efficacy of RP2 and RP3 to be evaluated in a particularly difficult to treat patient population. We are on track to initiate this Phase 2 development work around mid-year 2023. In addition, the study in SCCHN will be conducted under our collaboration with BMS. This study is intended to include two cohorts of patients, the first with locally advanced disease is planned to enroll approximately 100 patients randomized 1:1 to either SOC chemotherapy combined with radiation, or SOC combined with RP3 followed by adjuvant nivolumab, and the second cohort of approximately 30 patients with recurrent or metastatic SCCHN with low PD-L1 levels (CPS<20) who will be treated with chemotherapy, nivolumab and RP3.
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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $849.1 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $706.0 million was from four separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020 and December 2022, respectively, and $41.9 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 20,430,480 shares of our common stock and pre-funded warrants to purchase 9,484,238 shares of common stock in the Public Offerings, and 2,313,997 shares of common stock through our at-the-market facilities.
Our net losses were $39.7 million and $29.7 million for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $436.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of December 31, 2022, we had cash and cash equivalents and short-term investments of $616.4 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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
Interest expense on debt obligations
Interest expense on debt obligations consists of the amortization of debt discount and cash paid for interest under the     loan agreement with Hercules.

Interest expense on finance lease liability
Interest expense on finance lease liability consists of amortization of finance charges under our financing lease.
Other income (expense), net
Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
Since our inception and through December 31, 2022, we have not recorded any income tax benefits for the net losses we incurred in each jurisdiction in which we operate, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards will not be realized.
Results of operations
Comparison of the three months ended December 31, 2022 and 2021
The following chart summarizes our results of operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$30,261	$19,353	$10,908
Selling, general and administrative	11,369	10,345	1,024
Total operating expenses	41,630	29,698	11,932
Loss from operations	(41,630)	(29,698)	(11,932)
Other income (expense):
Research and development incentives	607	733	(126)
Investment income	2,675	87	2,588
Interest expense on finance lease liability	(548)	(555)	7
Interest expense on debt obligations	(941)	—	(941)
Other income (expense)	147	(241)	388
Total other income (expense), net	1,940	24	1,916
Net loss	$(39,690)	$(29,674)	$(10,016)
Research and development expenses
Research and development expenses for the three months ended December 31, 2022 were $30.3 million, compared to $19.4 million for the three months ended December 31, 2021. The following table summarizes our research and development expenses for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021	Change
Direct research and development expenses by program:
RP1	10,176	4,025	6,151
RP2	588	3,639	(3,051)
RP3	2,516	362	2,154
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	13,048	9,143	3,905
Other	3,933	2,184	1,749
Total research and development expenses	$30,261	$19,353	$10,908
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
The increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, and a reduction of $1.9 million of costs sharing in the CERPASS trial from Regeneron during the current period as discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended December 31, 2022, manufacturing shifted focus from technology transfer and consistency batches for RP2 and RP3 to validation batches for RP1, which is the driver of the change in program costs year over year.
The increase of $5.7 million in our unallocated expenses was due to a $3.9 million increase in personnel-related costs and $1.7 million increase in other expenses. The increase in personnel-related costs included a $3.2 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.8 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we continue to expand the development plan in multiple indications. Personnel related costs for the three months ended December 31, 2022 and 2021 included stock-based compensation expense of $2.6 million and $1.8 million, respectively. Furthermore, the change in other expenses is primarily driven by an increase of approximately $0.6 million in consulting costs across our platform and a $0.5 million increase in facility, depreciation and amortization costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $11.4 million for the three months ended December 31, 2022, compared to $10.3 million for the three months ended December 31, 2021. The increase of $1.0 million is primarily the result of an increase of $1.0 million in personnel related costs, including a stock-based compensation increase of $0.3 million, and an increase of $0.7 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our selling, general and administrative functions, focusing on additional pre-launch planning and initial build of the Company's commercial infrastructure, which accounts for approximately $0.3 million of the increase.
Total other income (expense), net
Other net expense was $1.9 million for the three months ended December 31, 2022, compared to $24 thousand for the three months ended December 31, 2021. The net change of $1.9 million is primarily attributable to an increase in investment income of $2.6 million as a result of higher interest rates during the quarter combined with increased securities in our portfolio quarter over quarter from the proceeds of the December 2022 stock offering, as well as a decrease in expense of $0.4 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This income is partially offset by an increase in interest expense of approximately $0.9 million on debt obligations related to the Hercules Loan Agreement which was entered into during the quarter.
Comparison of the nine months ended December 31, 2022 and 2021
The following chart summarizes our results of operations for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$88,573	$57,809	$30,764
Selling, general and administrative	35,512	28,517	6,995
Total operating expenses	124,085	86,326	37,759
Loss from operations	(124,085)	(86,326)	(37,759)
Other income (expense):
Research and development incentives	2,032	2,246	(214)
Investment income	4,130	259	3,871
Interest expense on finance lease liability	(1,650)	(1,670)	20
Interest expense on debt obligations	(941)	—	(941)
Other (expense) income	(4,531)	(849)	(3,682)
Total other income (expense), net	(960)	(14)	(946)
Net loss	$(125,045)	$(86,340)	$(38,705)
Research and development expenses

	Nine Months Ended December 31,
	2022	2021	Change
Direct research and development expenses by program:
RP1	25,669	11,976	13,693
RP2	3,008	10,426	(7,418)
RP3	10,006	877	9,129
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	38,048	27,380	10,668
Other	11,842	7,150	4,692
Total research and development expenses	$88,573	$57,809	$30,764
Research and development expenses for the nine months ended December 31, 2022 were $88.6 million, compared to $57.8 million for the nine months ended December 31, 2021. The increase of $30.8 million was due primarily to an increase of approximately $15.4 million in direct research costs related to our ongoing clinical trials for RP1, RP2 and RP3, as well as an additional $15.4 million in unallocated research and development costs. The change in our research and development expense between our product candidates is associated with technology transfer and process development underway in readiness for bringing our manufacturing facility online to support our clinical development and prepare for commercial launch. Furthermore, the increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, as well as a $3.7 million reduction of cost sharing in the CERPASS trial from Regeneron during the nine months ended December 31, 2022 as discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Quarterly Report. In addition, manufacturing focused on the advancement of the RP2 and RP3 technology transfer and studies necessary to qualify the in-house manufactured RP2 and RP3 product candidates for use in clinical trials during the first two quarters, with a shifted focus to validation batches for RP1 during the third quarter, as well as continued clinical trial development of our product candidates during the nine months ended December 31, 2022.
The increase in unallocated research and development costs is mainly attributable to a $10.7 million increase in personnel-related costs, including a $9.4 million increase in payroll and fringe benefits and a stock-based compensation increase of $1.2 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the nine months ended December 31, 2022 and 2021 included stock-based compensation expense of $7.7 million and $6.5 million, respectively. In addition to the increase in personnel-related costs, other expenses increased by $4.7 million. This change is primarily due to an increase of $1.5 million in consulting costs across our platform, with remaining increases in costs related to facilities, depreciation and amortization, and general variable costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $35.5 million for the nine months ended December 31, 2022, compared to $28.5 million for the nine months ended December 31, 2021. The increase of $7.0 million is primarily the result of an increase of $3.5 million in personnel related costs, including a stock-based compensation increase of $1.5 million, and an increase of $2.0 million in payroll and fringe benefits. The increase in personnel related costs was driven by the hiring of additional personnel, including the initial expenses related to commercial personnel associated with pre-launch commercial planning and initial build of our commercial infrastructure. Personnel related costs for the nine months ended December 31, 2022 and 2021 included stock-based compensation expense of $13.5 million and $12.0 million, respectively.
Total other (expense) income, net
Other net expense was $0.9 million for the nine months ended December 31, 2022, compared to a net expense of $13.8 thousand for the nine months ended December 31, 2021. The net change of $0.9 million is primarily driven by increases in expense of $3.7 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. Additionally, there is a year over year increase in interest expense of approximately $0.9 million on debt obligations related to the Hercules Loan Agreement which was entered into during the third quarter This increase in expense is somewhat offset by an increase in investment income of approximately $3.9 million compared to the prior year.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through December 31, 2022, we had received net proceeds of $935.9 million through the sale of shares of common stock and warrants exercisable for common stock in public offerings and at-the-market offerings, as well as $30.0 million from our incurrence of debt under the term loan agreement with Hercules. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $616.4 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended December 31, 2022
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(95,254)	$(59,623)
Net cash used in investing activities	(119,750)	2,520
Net cash provided by financing activities	311,380	6,239
Effect of exchange rate changes on cash and cash equivalents	4,343	621
Net decrease in cash and cash equivalents	$100,719	$(50,243)
Operating activities

During the nine months ended December 31, 2022, net cash used in operating activities was $95.3 million, primarily resulting from our net loss of $125.0 million, partially offset by non-cash charges of $21.6 million, primarily consisting of stock-based compensation expense of $21.2 million, and an increase in cash of $8.2 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2022 consisted primarily of a $5.6 million increase in accrued expenses and other current liabilities, a $0.8 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, a net $1.8 million change in operating and financing right-of-use assets and lease liabilities, a $0.4 million decrease in accounts payable, as well as a $0.4 million increase in prepaid expenses and other current assets.
During the nine months ended December 31, 2021, net cash used in operating activities was $59.6 million, primarily resulting from our net loss of $86.3 million, partially offset by an increase in non-cash charges of $21.9 million, primarily consisting of an increase in stock-based compensation expense of $18.5 million, and an increase in cash of $4.8 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2021 consisted primarily of a $2.0 million increase accrued expenses and other current liabilities, a net $1.8 million change in operating and financing right-of-use assets and lease liabilities, a $1.2 million increase in accounts payable and a $0.7 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, as well as a $0.9 million increase in prepaid expenses and other current assets.
Investing activities
During the nine months ended December 31, 2022, net cash used in investing activities was $119.8 million, consisting of $433.9 million in purchases of available for sale securities, partially offset by $316.2 million in proceeds from sales and maturities of short-term investments, and $2.0 million in purchases of property, plant and equipment.
During the nine months ended December 31, 2021, net cash provided by investing activities was $2.5 million, consisting of $196.3 million in proceeds from sales and maturities of short-term investments, partially offset by $192.5 million in purchases of available for sale securities and $1.2 million in purchases of property, plant and equipment.
Financing Activities
During the nine months ended December 31, 2022, net cash provided by financing activities was $311.4 million, consisting primarily of $150.1 million in proceeds from the issuance of common stock, $92.8 million from the issuance of pre-funded warrants to purchase common stock, $37.4 million from the issuance of common stock through sales under our at-the-market facilities, $30.0 million in proceeds from the issuance of debt under the Hercules Loan Agreement, as well as approximately $3.2 million in proceeds from the exercise of stock options.
During the nine months ended December 31, 2021, net cash provided by financing activities was $6.2 million, consisting of primarily $6.4 million in proceeds from the exercise of stock options.
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

As of December 31, 2022, we had cash and cash equivalents and short-term investments of $616.4 million. In addition, in October 2022, the Company completed a $200 million non-dilutive debt financing with Hercules Capital, Inc. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with unrestricted proceeds available to be drawn under the Hercules Term Loan Facility, will enable us to fund our operations into the second half of 2025, inclusive of the costs of funding commercial infrastructure and running a confirmatory clinical trial to support a potential filing for FDA approval in anti-PD1 failed melanoma under the accelerated approval pathway. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended December 31, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 20, 2021.
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
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. Development costs of an agreed study plan will be split equally. In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. As a result of this notice from, and the ongoing communications with, Regeneron, we have not recorded any cost-sharing reimbursements from Regeneron in prepaid expenses and other current assets in the consolidated balance sheet or as an offset to research and development expense within the consolidated statement of operations since Regeneron informed us that Regeneron’s reimbursement of CERPASS study costs have completed. The Company does not expect any further reimbursements from Regeneron related to the initial study plan of June 2018. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.

Roche
In December 2022, we announced entering into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies will collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Under the terms of the agreement, the companies will share costs and Roche will supply its currently approved drugs, atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP3. Roche will also supply atezolizumab and bevacizumab for 1L HCC combined with RP3, and for 3L CRC combined with RP2. We have retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty (60) days prior written notice to the other party.
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options and restricted stock units. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in February 2023, we received a response from the FDA following submission of our draft statistical analysis plan in September 2022, which raised a number of points and recommendations requiring further discussion. We intend to respond promptly to the FDA’s points and recommendations and to engage in any necessary dialog to address the points raised.

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
Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are using cemiplimab in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. For example, in February 2023, we received a response from the FDA following submission of our draft statistical analysis plan in September 2022, which raised a number of points and recommendations requiring further discussion. We intend to respond promptly to the FDA’s points and recommendations and to engage in any necessary dialog to address the points raised. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.
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
In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies. Only one oncolytic immunotherapy, T-

Vec, has received FDA approval to date. Any product candidates that are approved may be subject to extensive post approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended December 31, 2022 and 2021, we reported a net loss of $39.7 million and $29.7 million, respectively. At December 31, 2022, we had an accumulated deficit of $436.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At December 31, 2022, our cash and cash equivalents and short-term investments were $616.4 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
If the manufacturers upon which we rely fail to produce our raw materials or process consumables in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
We continue to rely on third-party contract manufacturers to manufacture our raw materials and process consumables and to pack our clinical trial product supplies for use in our clinical trials. As a result, there can be no assurance that our clinical development or commercial supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices.
We currently have only one manufacturing site approved for production and filling of our product candidates for use in our clinical trials. In addition, we do not have any long-term commitments from our suppliers of raw materials or process consumables or guaranteed prices for our product candidates or their components. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers of raw materials or process consumables, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any replacement of our existing third-party manufacturers of raw materials, equipment or process consumables would require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our raw materials or process consumables that meet the necessary quality standards may delay our development or commercialization.
If our manufacturers of raw materials, equipment or process consumables do not perform as agreed or encounter difficulties in production costs and yields, quality control, shortages of qualified personnel or key raw materials, compliance with strictly enforced federal, state, and foreign regulations, or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.
In addition, if our Framingham manufacturing site cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure or maintain regulatory approval for our manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining raw materials, products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization.
We are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, but, other than through our contractual arrangements, we have limited control over our raw materials or process consumables manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We must also receive FDA approval for the use of any new manufacturers for clinical or commercial supply, including our own manufacturing facility.
A failure to comply with the applicable regulatory requirements, including periodic regulatory inspections, may result in regulatory enforcement actions against us (including fines and civil and criminal penalties, including imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our manufacturing failures to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
The transition of our manufacturing operations to our Framingham facility is largely complete but could result in regulatory delays or expenses, and we may not experience the anticipated operating efficiencies.
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. The process of transferring the manufacturing of RP1 and RP2 from our third-party contract manufacturer is complete and the transfer of the manufacturing of RP3 from our third-party contract manufacturer is nearly complete. Comparability analysis of RP1 and RP2 produced at our Framingham facility with the contract manufacturer material used in our clinical studies is complete and the FDA and some European regulatory agencies have approved the use of material produced at Framingham in ongoing and future clinical trials. Comparability studies of RP3 manufactured from our in-house facility to our current clinical trial supply material manufactured from our third-party contract manufacturer are complete and the investigational new drug application, or IND, amendment to permit use of Framingham produced RP3 has been prepared. This facility gives us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the direct transfer of manufacturing processes or the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
Based on the number of shares outstanding as of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our voting stock and, accordingly, these stockholders will continue to have significant influence over matters requiring stockholder approval. For example, these stockholders will continue to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1	Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated October 6, 2022.	10-Q	November 3, 2022	10.1
10.2‡	Employment Agreement, dated as of December 1, 2022, by and between Konstantinos Xynos and Replimune, Inc.
10.3‡	Amendment to Amended and Restated Employment Agreement, dated as of December 30, 2022, by and between Sushil Patel and Replimune, Inc.
10.4‡	Employment Agreement, dated as of December 30, 2022, by and between Christopher Sarchi and Replimune, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: February 9, 2023	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 9, 2023	By:	/s/ Jean Franchi
Name: Jean Franchi
Title: Chief Financial Officer
(Principal Financial Officer)