Form 10-K
period 2023-03-31
Replimune Group, Inc.
filed 2023-05-18
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38596
REPLIMUNE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-2082553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Unicorn Park Drive
Suite 303
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1 (b) . ☐
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $486.9 million, based on the closing price of the registrant’s Common Stock on September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 57,775,993 shares of Common Stock outstanding as of May 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2023

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
•our ability to successfully qualify, obtain approval for, and maintain successful operation, approval and qualification of our in-house manufacturing operations;
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
•negative developments in the fields of immuno-oncology or oncolytic immunotherapy;
•the impact of laws and regulations;
•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health, travel, and supply chain issues;
•the impact of the Russian - Ukrainian conflict on the global economy and related governmental imposed sanctions;
ii

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

Our proprietary RPx platform is based on a proprietary, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform has a unique dual local and systemic mechanism of action, or MOA, consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment, or TME, to ignite a strong and durable systemic response. This MOA is expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile, the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year runs from April 1st - March 31st, our programs and program updates disclosed herein and elsewhere are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on establishing a major skin cancer franchise. We have completed enrolling patients in a randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron Pharmaceuticals, Inc., or Regeneron. CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is supplying cemiplimab at no cost and funded one-half of the clinical trial costs up to the amount agreed in the first study plan. CERPASS enrolled 211 patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. An additional 20 patients were also dosed with RP1 made at our in-house manufacturing facility. The CERPASS protocol evaluates complete response, or CR rate, and overall response rate, or ORR, as its two independent primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. As previously reported, we met with the FDA in the first quarter and discussed the rationale for the changes to the study design we made in 2020 reducing the study size from 240 to 180 patients and adding CR as a dual independent primary endpoint (the study subsequently over enrolled with 211 patients randomized, as reported in November 2022). No changes were made to the protocol as a result of the meeting. As reported in February 2023, topline data from the CERPASS trial is expected to be announced in Q3 2023. Assuming positive primary analysis data is generated, including demonstrating overall clinical benefit, we continue to expect to make a Biologics License Application submission for RP1 in Q1 2024.

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

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In December 2022, we reported data from the first 75 patients with at least six months follow-up. The data snapshot based on investigator response showed a 20% CR rate and a 36% ORR with activity across all disease stages and strong durability. In January 2023, we completed target enrollment of 125 patients with patients in screening at that time continuing to be enrolled. We completed enrollment in this cohort in March 2023, ultimately enrolling 141 patients. Further updated data from the initial 75 patients is expected to be presented at the American Society of Clinical Oncology, or ASCO, in June 2023, and a data snapshot for all 141 patients, who will all have a minimum of 6 months follow-up, is expected in Q4 2023. The data snapshot for all 141 patients with a minimum of 6 months follow-up will be evaluated for the potential to align a dual launch with CERPASS, assuming both indications for RP1 are timely approved, however, the per protocol primary analysis continues to be expected 12 months after enrollment of the last patient, March 2024, with topline data expected in Q2 2024.

We continue to enroll patients in our additional IGNYTE Phase-2 cohorts under our collaboration with BMS in which we are evaluating RP1 in combination with nivolumab. In NMSC, enrollment in the anti-PD-1 naïve NMSC cohort has completed, included patients with cutaneous squamous cell carcinoma, or CSCC, basal cell carcinoma, or BCC, merkel cell carcinoma, or MCC, and angiosarcoma. Updated data from the CSCC patients in the anti-PD-1 naïve NMSC cohort, presented in March 2022, continued to show nearly half of the patients achieving a complete response and nearly 65% achieving a complete or partial response. We are currently enrolling an extension of the NMSC cohort of RP1 in combination with nivolumab in NMSC patients who have failed prior treatment with anti-PD(L)-1. In March 2022, we reported initial data (N=12) from this extension cohort where responses had been observed in anti-PD(L)-1 failed CSCC, MCC and angiosarcoma tumors. We believe the activity of RP1 combined with nivolumab in this anti-PD(L)-1 failed cohort represents a new potential therapeutic option for these patients and supports the broad potential for RP1 in anti-PD(L)-1 failed skin cancers beyond melanoma. Recruitment remains ongoing, with a data update expected in Q3 2023.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients transplant recipients with skin cancers. Enrollment in this clinical trial had been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk, however, more recently we have seen enrollment increase in the ARTACUS trial. As reported in March 2022, we have observed responses in these patients with RP1 as monotherapy with a similar safety profile to that observed in our other RP1 clinical trials in patients who are not immune suppressed. Enrollment continues in the ARTACUS trial and we expect to present updated initial data at the American Transplant Congress in June 2023.

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

Enrollment continues in our clinical trial designed to evaluate RP3 alone and combined with anti-PD-1 therapy in advanced solid tumor patients, focusing on enrolling patients with gastro-intestinal cancers, breast cancer, lung cancer and head and neck cancer. In December 2022, the Company presented data from its Phase 1 trial of RP3 in combination with nivolumab (N=5) in patients with multiple soft tissue sarcomas including in leiomyosarcoma, osteosarcoma, chondrosarcoma, and epithelioid sarcomas who have all failed standard of care. At the data cut-off date, 3 of 5 patients had sufficient follow-up for response assessment, and all three were responding to therapy in settings with no viable alternative treatment option, indicating the potential utility of RP3 in treating this difficult to treat tumor type.

Accrual in the Phase 1 programs with both RP2 and RP3 are expected to materially complete in Q3 2023. Any additional Phase 2 development programs not already announced which are driven by data from the full Phase 1 data and other opportunistic considerations are expected to be disclosed by year-end 2023.

We continue to plan for our previously announced Phase 2 development program for RP2 and/or RP3 that we expect to initiate around mid-year 2023. We are planning for initial signal finding single arm Phase 2 clinical trials in the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, locally advanced and recurrent/metastatic; hepatocellular carcinoma, or HCC, both first and second line; and colorectal cancer, or CRC, third line; with additional studies in other tumor types intended to follow. As we announced in December 2022, our signal finding studies in HCC and CRC are being developed in combination with atezolizumab and bevacizumab under a supply and cost share clinical collaboration arrangement with Roche Holding AG, or Roche. Our signal finding studies in SCCHN are being developed in combination with nivolumab under our collaboration agreement with BMS.

–In HCC, two signal finding cohorts of 30 patients each will be enrolled in collaboration with Roche. The first cohort will enroll 1L patients treated with SOC atezolizumab combined with bevacizumab and RP3, and the second cohort will enroll patients who have progressed on 1L immunotherapy (including atezolizumab/bevacizumab), and will be treated with atezolizumab combined with bevacizumab and RP3.

–In CRC, two signal finding cohorts of 30 patients each will be enrolled in collaboration with Roche. The first cohort will enroll 3L patients to be treated with atezolizumab combined with bevacizumab and RP2 and the second cohort with atezolizumab and bevacizumab and RP3. We believe that data with both RP2 and RP3 in CRC will allow the comparative efficacy of RP2 and RP3 to be evaluated in a particularly difficult to treat patient population.

–In SCCHN, the trial will be conducted under our collaboration with BMS. This study is intended to include two cohorts of patients, the first with locally advanced disease is planned to enroll approximately 100 patients randomized 1:1 to either SOC chemotherapy combined with radiation, or SOC combined with RP3 followed by adjuvant nivolumab therapy. The second, signal finding cohort, will enroll 30 patients with recurrent or metastatic SCCHN with low PD-L1 levels (CPS<20) who will be treated with chemotherapy, nivolumab and RP3.

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

Pipeline

Clinical trials & indication
IND/CTA
Phase 1/2
Phase 2
Registration Directed
RP1
Engineered HSV backbone + GM-CSF + GALV-GP R-
CERPASS#
+ Cemiplimab
CSCC
IGNYTE*
+/- Nivolumab
Melanoma
(inc anti-PD1 failed)
ph1/2 complete
NMSC
(inc anti-PD1 failed)
MSI-H cancers
(anti-PD1 failed)
ARTACUS
RP1 monotherapy
Skin cancers
organ transplant
RP2
RP3
Engineered HSV backbone + GM-CSF + GALV-GP R- + anti-CTLA-4 (RP2) or + GALV-GP R- + anti-CTLA-4 + CD40L + 4-1BBL (RP3)
RP2 Ph 1*
+/- Nivolumab
Solid tumors
RP3 Ph 1*
+/- Nivolumab
Solid tumors
Ph 2^ – RP2/3
+ Bevacizumab / Atezolizumab
3L CRC
Ph 2^ – RP3 1L/2L HCC
+ Bevacizumab / Atezolizumab
HCC
Ph 2*& – RP3
LA + chemo/RT/adjuvant Nivolumab
R/M + chemo/Nivolumab
SCCHN

* Under a clinical trial collaboration & supply agreement with BMS for the supply of nivolumab – full commercial rights retained by Replimune
# Under a clinical trial collaboration agreement with Regeneron, includes certain sharing of clinical trial costs – full commercial rights retained by Replimune
^ Under clinical trial collaboration & supply agreement with Roche for atezolizumab & bevacizumab supply and cost sharing in select indications – full commercial rights retained by Replimune; initiating mid 2023
& Initiating mid 2023

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
For the core technology in our RPx platform and each of our product candidates, we have filed six patent applications under the Patent Cooperation Treaty, or PCT. All six of these PCT applications have entered the national phase and are in different stages of pending and/or issued in a range of countries. Examination has started in connection with some of the national phase applications. Six US patents have been granted by the applicable authorities in the US. Four European patents have been granted by the applicable authorities in the European Union, two patents have been granted by the applicable authorities in Hong Kong and three patents have been granted by the applicable authorities in Japan, two patents have been granted by the applicable authorities in Israel, and one patent has been granted by the applicable authorities in each of Singapore, China and Australia. The granted US patents include US patent numbers 10,570,377; 10,612,005; 10,626,377; 10,947,513; 11,427,810; and 11,473,063 and include description and claims directed to oncolytic virus compositions of matter, pharmaceutical compositions encompassing an oncolytic virus and methods of use in treating cancer with oncolytic virus compositions. Two of our European patents have been opposed, one of which was recently successfully maintained and the other remains under the opposition process. One of our US patents has been petitioned for post-grant review and one of our Japanese patents has been maintained as granted following being opposed. We continue to vigorously pursue advancement and defense of our patents and patent applications through the respective patent offices in which they are granted or pending throughout the world. See "Risk Factors - Risk Related to Intellectual Property."
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
Manufacturing and suppliers
We have established an operations leadership team with what we believe is extensive experience in manufacturing biologics based on viruses, including oncolytic products and gene therapy products, and in the construction, validation, operation and approval of facilities for the manufacture and filling of complex biological products. Our team has already developed a robust and reproducible manufacturing process for our product candidates. We are also developing our product candidates for maximum practicality of use compared with some other oncolytic immunotherapies.
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
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is fully operational. We have completed the process of transferring the manufacturing of RP1, RP2 and RP3 from our third-party contract manufacturer. Comparability analysis of RP1, RP2 and RP3 produced at our Framingham facility with the contract manufacturer material used in our clinical studies is complete. The FDA and some European regulatory agencies have approved the use of material produced at Framingham in ongoing and future clinical trials. We plan to operate our in-house manufacturing facility in order to secure our product candidates for our ongoing and planned clinical studies and, if approved, commercial launch and supply. The facility has been designed to allow us to produce enough material to cover full global commercialization of all our current product candidates. The facility is intended to give us control over key aspects of the supply chain for our products and product candidates.
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
Sales and marketing
None of our product candidates have been approved for sale. If and when our product candidates receive marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In January 2023, we announced the strengthening of our executive team with the appointment of Christopher Sarchi as our Chief Commercial Officer and the appointment of Sushil Patel, Ph.D., previously Replimune’s Chief Commercial Officer, to a newly created position of Chief Strategy Officer. Following these appointments, we have further built our in-house sales, marketing or commercialization capabilities with the addition of sales, marketing, trade and distribution, as well as other related expertise. Clinical data, the size of the opportunity for our product candidates, RP1, RP2 and RP3, and the size of the commercial infrastructure required will influence our commercialization plans and decision making.
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
Regeneron
In May 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types. The first of which, agreed in June 2018, is our ongoing Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial in CSCC has been agreed.
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
Regulatory matters

Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products such as those we are developing. In addition, manufacturers of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Regulatory requirements are also continually evolving. By example, the FDA and governmental authorities in other countries have issued a growing body of guidance documents on various regulatory matters, including those specific to cell and gene therapy development.
FDA and EU regulation
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with good laboratory practice, or GLP, regulations;
•submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin at United States clinical trial sites;
•approval by an institutional review board, or IRB, for each clinical site, or centrally, before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety, purity, and potency of the proposed product candidate for its intended use, performed in accordance with good clinical practices, or GCPs;
•development and maintenance of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
•preparation and submission to the FDA of a BLA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection or remote regulatory assessment of the manufacturing facility or facilities at which the products are produced to assess compliance with current good manufacturing practices, or cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection or remote regulatory assessment of selected clinical sites and selected clinical investigators to determine GCP compliance; and
•FDA review and approval of the BLA to permit commercial marketing for particular indications for use.
The process in the European Union and other countries with developed regulatory regimes is broadly comparable.
Preclinical studies and IND submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of the FDA’s and other countries’ regulatory authorities’ pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with GLPs. Prior to commencing the first clinical trial at a United States or other country’s investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND (or equivalent in other countries). Additional preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.
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

Clinical trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. Sponsors will also be required to provide FDA with diversity action plans. In addition, an IRB at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Special clinical trial ethical considerations also must be taken into account if a study involves children. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be added to the IND for FDA review and sent to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.
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
Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC, that regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group may also review interim data to assess the continuing validity and scientific merit of the clinical trial. This group receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.
Moreover, certain studies involving recombinant and synthetic nucleic acid molecules are subject to review by Institutional Biosafety Committees, or IBCs, under the National Institutes of Health Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.
The manufacture of investigational biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational biologics and active ingredients imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country as well as United States export requirements under the FDCA.
In general, for purposes of BLA approval, human clinical trials are typically conducted in three sequential phases, which may overlap, be divided, or be combined.
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
•Phase 2 —  Trials are conducted in limited subject populations with a specified disease or condition to evaluate the effectiveness of the product candidate for a particular indication or indications, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

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
Additional kinds of data may also help to support a BLA, such as patient experience data and real-world evidence. Real world evidence may also be used to assist in clinical trial design. For appropriate indications sought through supplemental BLAs, data summaries may provide marketing application support. For genetically targeted products and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application. More recently, a program was established whereby a platform technology that is incorporated within or utilized by an approved drug or biologic product may be designated as a platform technology, provided that certain conditions are met, in which case development and approval of subsequent products using such technology may be expedited.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
In relation to the clinical trial in the United Kingdom and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the Medicines and Healthcare products Regulatory Agency, or MHRA, and the European Medicines Agency, there are broadly equivalent GLP, GCP, cGMP and ethical approval requirements. In the European Union, these rules are memorialized in the form of Regulations, which are directly enforceable in all EU member states or Directives, which may only be implemented nationally. However, enforcement of such rules is conducted by the regulatory authority in which the trial is carried out, which is the MHRA in the United Kingdom. With the full departure of the United Kingdom from the European Union in January 2021, the United Kingdom is not covered by the European Union Clinical Trial Regulation, in force since January 2022, which inter alia introduced a portal to streamline cross-border trial applications, and is instead subject to rules equivalent to the previous 2001 EU Clinical Trials Regulation.
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
The FDA reviews applications to determine, among other things, whether a product is safe, pure and potent and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a BLA, the FDA typically will inspect or conduct a remote regulatory assessment of the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA the FDA will inspect or conduct a remote regulatory assessment of one or more clinical trial sites to assure compliance with GCPs.
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
Biosimilars and exclusivity
The Biologic Product Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products shown to be "biosimilar to" or "interchangeable with" an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use (though a biosimilar may be licensed for fewer indications than that of its reference product), route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has issued a number of guidance documents outlining its approach for review and approval of biosimilars, including guidance documents on the demonstration of interchangeability and the licensure of biosimilar and interchangeable products for fewer than all of the reference product’s licensed conditions of use.
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
In the European Union there is a period of 10 years (or 11 years for significant new indications) of data exclusivity so that those seeking to market biosimilars cannot apply on an abridged basis for a marketing authorization for eight years from when the product was first marketed in the European Union and cannot place it on the market for 10 or 11 years from such first marketing although the European Union has proposed legislation reducing these exclusivity periods.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA notice or review and approval. There also are continuing annual program user fee requirements for approved products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections or remote regulatory assessment by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon sponsors and third-party manufacturers. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, require label modifications or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. Many states also regulate the distribution of drug product samples and commercial product.
Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically and will be required to be exchanged via an interoperable system at the package level by November 2023. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
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
The FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers.
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
Fraud and abuse, data privacy and security, and transparency laws and regulations
Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws.
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other, as well as to free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. HHS recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Recent legislation has delayed implementation of the aforementioned regulation until January 1, 2032. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements and services rendered. In addition, private payers have filed follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, civil False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the civil False Claims Act may result in exclusion from federal health care programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts.
The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent. Unlike the civil False Claims Act, the criminal False Claims Act requires proof of intent to submit a false claim.
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
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economics and Clinical Health Act, or HITECH Act, and its respective implementing regulations imposes requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, the HITECH Act, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.
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
For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. This rule has now been rescinded, but similar programs have been described in recent legislative proposals.
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
Human capital

As of March 31, 2023, we employed 284 employees, all of which are full-time employees. Of the 284 employees, 242 are in research and development and 42 are in selling, general and administrative functions. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
We believe that developing a diverse and inclusive culture is important to attracting and retaining the top talent necessary to deliver on our growth strategy. As such, we strive for, and are investing in, a work environment where our employees feel inspired and included. We continue to focus on extending our diversity and inclusion initiatives across our entire global workforce.
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
The well-being, health and safety of our employees are integral to the success of our business. Learning from and adapting to impacts from the COVID-19 outbreak, and in an ongoing effort to respect and protect the health and safety of our employees, we continue to monitor the pandemic's impact on office environments in general, assess our work-from-home, return-to-office, and other health and safety policies and, as applicable, follow local, state and federal guidelines.
Corporate information
We are a Delaware corporation organized in July 2017. Our principal executive offices are located at 500 Unicorn Park Drive, Suite 303, Woburn, MA 01801, and our telephone number is (781) 222-9600. Our website is www.replimune.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
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
•our ability to develop and advance any future product candidates based on our novel and proprietary RPx platform and successfully complete clinical trials;
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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation or alleged violation of any third-party intellectual property rights;
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
•our ability to access our existing cash, cash equivalents and investments due to conditions affecting the banking system and financial markets could have a material adverse effect on our business and financial condition;
•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues, including potential material supplies and supply chain disruptions, hiring and retaining talent, and global or national economic impacts such as inflation; and
•
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
All of our product candidates are in research or development. We have not generated any revenues from the sale of products and do not expect to do so for at least the next several years, if ever. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
•regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;
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
•statutes or regulations could be amended or new ones could be adopted;
•changes could be adopted in the regulatory review process for submitted product applications;
•the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons, such as international trade policies and supply chain disruptions;
•we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs. For example, the FDA may determine that larger trials, Phase 3 trials, randomized and controlled clinical trials, or clinical trials designed to replicate results found in our registrational or pivotal trials are required before we may file a BLA or before the FDA will approve a marketing application;
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
•the data collected from our clinical trials, including our registration directed or registration intended trials may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA may decide that our intended pathways, including accelerated approval, are not appropriate for any of our product candidates, requiring that we conduct additional studies. For example, in recent years the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed. Even if accelerated approval is granted, payors, including governmental payors, may be less welling to provide sufficient reimbursement for products approved via accelerated approval. Moreover, accelerated approval is an evolving area, as evidenced by recent legislative changes to the program, including requirements that by the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, explicit authorization for the FDA to require that the confirmatory phase 4 studies be commenced prior to the FDA granting a product accelerated approval, a requirement for the submission of progress reports on phase 4 studies, and statutorily specified streamlined withdrawal procedures if phase 4 studies do not confirm efficacy and penalties for failing to conduct the required phase 4 confirmatory studies, failing to conduct such studies with due diligence, as well as failing to submit the required update reports;
•the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates or necessary inspections before an approval can be issued may be delayed; and
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
For example, in February 2023, we received a response from the FDA following submission of our draft statistical analysis plan in September 2022, which raised a number of points and recommendations requiring further discussion. As previously reported, we met with the FDA in the first quarter of 2023 and discussed the rationale for the changes to the study design we made in 2020 reducing the study size from 240 to 180 patients and adding CR as a dual independent primary endpoint (the study subsequently over enrolled with 211 patients randomized, as reported in November 2022). While no changes were made to the protocol as a result of the meeting, the FDA reiterated that the data would need to demonstrate an overall clinically meaningful benefit based on the totality of the data.
Our development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We will be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials beyond what we currently have planned will be required, will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Topline data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data which are based on preliminary analysis of key efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

We anticipate that our product candidates will be used in combination with third-party drugs, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. Additionally, our signal finding studies in HCC and CRC are being developed in combination with atezolizumab and bevacizumab under a supply and cost share clinical collaboration arrangement with Roche. We are using cemiplimab in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab, atezolizumab, bevacizumab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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
In the event that BMS, Regeneron, Roche or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing an anti-PD-1 therapy. Additionally, should the supply of products from BMS, Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed, interrupted or halted. In the event we are unable to source a supply of an acceptable alternative anti-PD-1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

An underlying problem with our proprietary RPx platform would adversely affect our business and may require us to discontinue development of product candidates based on the same or similar therapeutic approaches.

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our RPx platform. Our ability to generate any revenues from the sale of our product candidates will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates using our RPx platform. Since all of the product candidates in our current pipeline are based on our proprietary RPx platform, if any of our product candidates fail in development as a result of any underlying problem with our proprietary RPx platform, then we may be required to discontinue development of all product candidates that are based on our RPx platform. If we were required to discontinue development of our product candidates that are based on our RPx platform, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach from our RPx platform.
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
We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection or remote regulatory assessment of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdiction, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:
•be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;
•contain significant safety warnings, including boxed warnings, contraindications, and precautions;
•not be approved with label statements necessary or desirable for successful commercialization; or
•contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products.
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
The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. For example, in February 2023, we received a response from the FDA following submission of our draft statistical analysis plan in September 2022, which raised a number of points and recommendations requiring further discussion. As previously reported, we met with the FDA in the first quarter of 2023 and discussed the rationale for the changes to the study design we made in 2020 reducing the study size from 240 to 180 patients and adding CR as a dual independent primary endpoint (the study subsequently over enrolled with 211 patients randomized, as reported in November 2022). While no changes were made to the protocol as a result of the meeting, the FDA reiterated that the data would need to demonstrate an overall clinically meaningful benefit based on the totality of the data. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.
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

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections or remote regulatory assessments by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA preapproval for product and manufacturing changes.
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

We conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation or alleged violation of any third-party intellectual property rights;
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
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authority approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions or third-party intellectual property rights that another may allege are violated by our product candidates.
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
We currently do not have a commercial infrastructure for the marketing, sale, and distribution of our product candidates. If and when our product candidates receive marketing approval, we intend to commercialize our product candidates on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we will incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA or comparable foreign regulatory authority requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop is, and will continue to be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We have and will continue to compete with other biopharmaceutical and biotechnology companies, including oncology-focused companies, to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.
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
Additionally, efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability.
The degree of market acceptance of any of our product candidates will depend on a number of factors, some of which are out of our control, including the following:
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
•the price concessions required by third party payors to obtain coverage;
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

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly-approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the Inflation Reduction Act of 2022, or IRA, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. We cannot be sure whether additional legislation related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.

The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.
The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are co-administered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDA-approved oncolytic immunotherapy, T-Vec, which has yet to enjoy broad market acceptance. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and surveys of clinics. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.
Negative developments in the field of immuno-oncology could damage public perception of our product candidates and negatively affect our business.
The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for our product candidates. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.
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
We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2023 and 2022, we reported a net loss of $174.3 million and $118.0 million, respectively. At March 31, 2023, we had an accumulated deficit of $485.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

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
We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:
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
Our operations have consumed substantial amounts of cash since inception. At March 31, 2023, our cash and cash equivalents and short-term investments were $583.4 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of March 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash, cash equivalents and short-term investments are held in accounts with banking institutions. The balances of some of these accounts have in the past, and may in the future, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. In March 2023, the FDIC took control of Silicon Valley Bank (“SVB”), where we previously held a portion of our cash. The Federal Reserve subsequently announced that account holders would be made whole and we were able to access all of our cash held at SVB. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash, short-term investments and cash equivalents could have an adverse effect on our ability to pay our operational expenses, fund our operations or make other payments, which could adversely affect our business.
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
Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our issued patents and issued patents that we license from third parties or that we may own in the future may be challenged in the courts or patent offices inside or outside of the United States. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be interpreted or reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. In addition, defending against challenges in respect of the inventorship, scope, validity or enforceability of our patents may be expensive, time consuming, difficult and in some cases may not be possible. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, consultants, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to obtain and maintain patent protection for our technology or inventions, or for RP1 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize RP1 or our other product candidates and future technologies or inventions may be adversely affected.
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
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938 (the '938 Patent) held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. We believe the USPTO erred in its issuance of the '938 Patent for at least the reason that the invention covered by the claims of the '938 Patent was in the public domain prior to the filing date of the '938 Patent, and accordingly on November 2, 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO, seeking to invalidate certain claims of United States Patent 10,034,938 (the '938 Patent).
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
In addition, we are developing certain of our product candidates in combination with products, which are or may be covered by patents or licenses held by third parties, and to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with RP1 or our other product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which license may not be available on commercially reasonable terms, or at all.
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
We have entered into arrangements with BMS and Regeneron as part of our clinical development for RP1, RP2 and RP3 for where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our ongoing CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates, similar to our agreement with Roche. The outcome of these clinical trials is dependent, in part, both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates. Additionally, we are subject to specific risks associated with our collaboration partners, including possible discrepancies as to the timing, nature and the extent of development plans, contract interpretations, and the costs and allocation of costs related to the conduct of our clinical trials. If we and any collaboration partner are unable to agree or fail to perform our respective obligations or effectively manage our relationship, our clinical trials performed under such collaboration could incur additional costs, be delayed or could result in costly or time-consuming legal proceedings that could have an adverse effect on a collaboration or on our business.
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
If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future clinical trial materials supply, research funding or milestone or royalty payments under such potential future collaboration. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform.
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
Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections or remote regulatory assessment of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.
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
We currently have only one in-house manufacturing site for our product candidates for use in our clinical trials. In addition, we do not have any long-term commitments from our suppliers of raw materials or clinical trial material or guaranteed prices for our product candidates or their components. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers of raw materials or our product candidates, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our raw materials or product candidates that meet the necessary quality standards may delay our development or commercialization.
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
We are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, but, other than through our contractual arrangements, we have little control over our raw materials or process consumables manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We must also receive FDA approval for the use of any new manufacturers for clinical or commercial supply, including our own manufacturing facility.
A failure to comply with the applicable regulatory requirements, including periodic regulatory inspections or remote regulatory assessments, may result in regulatory enforcement actions against our manufacturers or us (including fines and civil and criminal penalties, including imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our or our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

The transition of our manufacturing operations to our new facility may result in further delays or expenses, and we may not experience the anticipated operating efficiencies.

Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. We have completed the process of transferring the manufacturing of RP1, RP2 and RP3 from our third-party contract manufacturer. Comparability analysis of RP1, RP2 and RP3 produced at our in-house Framingham facility with the contract manufacturer material used in our clinical trials is complete. The FDA and some European regulatory agencies have approved the use of material produced at our Framingham facility in ongoing and future clinical trials. The Framingham facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements VHCA, HITECH), or HIPAA, the FCPA, the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those that apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.
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

We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, numerous federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including personal data privacy laws, health information privacy laws, data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Additionally, the California Consumer Privacy Act, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. In addition, it is anticipated that the California Privacy Rights Act, or CPRA, which became operative on January 1, 2023, will expand the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates the new California Privacy Protection Agency to implement and enforce the CCPA and the CPRA, which could increase compliance costs. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to the greater of €20 million or 4% of annual global revenue. Further, individuals may initiate litigation related to processing of their personal data.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the

EU or in other jurisdictions outside of the United States). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. The SCCs, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Other countries in Europe, such as the UK, similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
Our future success depends on our ability to retain our key employees and consultants, and to attract and motivate highly qualified personnel.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our executive leadership team, as well as our other scientific, manufacturing, quality and medical personnel. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, without our inability to find suitable replacements, could result in delays in product development and harm our business.
Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. Over the a past fiscal year, there have been changes to our executive leadership team. For example, in December 2022, we announced the appointment of Konstantinos Xynos as our Chief Medical Officer, the hiring of Christopher Sarchi as our Chief Commercial Officer and the appointment of Sushil Patel, our former Chief Commercial Officer as our Chief Scientific Officer. Subsequently, in May 2023, we announced Jean Franchi, our Chief Financial Officer notified us of her resignation from the Company effective June 2, 2023. These changes and any future significant leadership changes or senior management transitions involve inherent risk. Any failure to find a timely and suitable replacement and ensure an effective transition, including the effective onboarding, assimilation, and retention of our management team and key employees, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and may negatively impact our operations and relationships with employees and third-parties due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.
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

Our business and operations could suffer in the event of system failures or unauthorized or inappropriate use of or access to our systems.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack or unauthorized access and use by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war (including the ongoing conflict in Ukraine), and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed. or additional information, see the Risk Factor captioned “We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.”
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

We may sell up to $93.3 million of shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on June 23, 2022 with SVB Leerink LLC, or the 2022 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2022 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2022 Sales Agreement will have a dilutive effect on our existing stockholders.
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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have a materially adverse impact on our business and financial condition. In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

The Hercules Loan and Security Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

On October 6, 2022 we and certain of our subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender. The Hercules Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan Agreement also contains customary affirmative and negative covenants that, among other things, may limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Hercules Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.
Item 1B.    Unresolved staff comments
None.
Item 2.    Properties
Our corporate headquarters are located in Woburn, Massachusetts, where we occupy approximately 18,712 square feet pursuant to a lease expiring in 2029, with an option to extend by an additional five years. We also lease an approximately 12,000 square-foot facility in Oxfordshire, United Kingdom, containing research and development, laboratory and office space. This lease expires in April 2031 and we have the right to terminate it in April 2026. In October 2021 and March 2023, the Company entered into additional agreements to lease approximately 2,951 and 2,058 square feet, respectively, of research and development, office and laboratory space in Abingdon, Oxfordshire, United Kingdom. These lease agreements are both for five years and expire in October 2026 and March 2028, respectively, with no right to renewal.
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
Holders of common stock
As of the close of business on May 15, 2023, there were approximately 15 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
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
Recent sales of unregistered securities
None.
Purchases of equity securities by the Issuer and affiliated purchasers
None.
Item 6.    Reserved
Item 7.    Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Annual Report on Form 10-K, particularly including those risks identified in Part I, Item 1A “Risk factors” and our other filings with the SEC.
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
Our net losses were $174.3 million and $118.0 million for the years ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $485.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the next several years and our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates.
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
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $583.4 million. We believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
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
•expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our raw materials and/or product candidates for use in our preclinical and clinical trials;
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
Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate personnel costs, costs associated with our discovery efforts, laboratory supplies or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. Non-employee costs associated with our manufacturing facility including depreciation, amortization and facility costs are appropriately allocated to development programs based on the percentage of time spent per program.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, commercial, and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, pre-commercial planning, marketing and strategic planning, business development, travel expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Interest expense on debt obligations
Interest expense on debt obligations consists of the amortization of debt discount and cash paid for interest under the Hercules Loan Agreement.
Other income (expense), net
Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
During the year ended March 31, 2023, the Company recorded an income tax provision of $0.3 million related to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income reduced by certain prior year available net operating losses.
During the year ended March 31, 2022, the Company recorded no income tax benefit for the net operating losses incurred due to the uncertainty of the realization of such losses.
Results of operations
Comparison of the years ended March 31, 2023 and 2022
The following table summarizes our results of operations for the years ended March 31, 2023 and 2022:

	Year Ended March 31,		Change
	2023	2022	$	%
	(Amounts in thousands)
Operating expenses:
Research and development	$126,527	$79,545	$46,982	59%
Selling, general and administrative	50,553	38,769	11,784	30%
Total operating expenses	177,080	118,314	58,766	50%
Loss from operations	(177,080)	(118,314)	(58,766)	50%
Other income (expense):
Research and development incentives	2,914	3,170	(256)	(8)%
Investment income	10,006	390	9,616	2466%
Interest expense on finance lease liability	(2,197)	(2,223)	26	(1)%
Interest expense on debt obligations	(1,963)	—	(1,963)	(100)%
Other (expense) income	(5,676)	(1,059)	(4,617)	436%
Total other income (expense), net	3,084	278	2,806	1009%
Loss before income taxes	$(173,996)	$(118,036)	$(55,960)	47%
Income tax provision	288	—	288	(100)%
Net loss	$(174,284)	$(118,036)	$(56,248)	48%
Research and development expenses
Research and development expenses for the year ended March 31, 2023 were $126.5 million, compared to $79.5 million for the year ended March 31, 2022. The following table summarizes our research and development expenses for the years ended March 31, 2023 and 2022:

	Year Ended March 31,		Change
	2023	2022	$	%
Direct research and development expenses by program:
RP1	39,641	16,291	23,350	143%
RP2	3,632	13,958	(10,326)	(74)%
RP3	13,349	1,227	12,122	988%
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	53,634	37,528	16,106	43%
Other	16,271	10,541	5,730	54%
Total research and development expenses	$126,527	$79,545	$46,982	59%
The change in our direct research and development expenses between our product candidates is primarily associated with technology transfer from RP2 to RP3, process development, qualification and comparability of our in-house manufactured materials compared to our third-party manufactured materials in readiness for utilizing our product candidates made at our in-house manufacturing facility in our clinical development programs and preparation for potential commercial manufacture, if approved.
The increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, and a reduction of $5.7 million of costs sharing in the CERPASS trial from Regeneron during the current period as discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report. During the second half of the year, manufacturing shifted focus to validation batches for RP1, which is the driver of the change in program costs year over year.
The increase of $21.8 million in our unallocated expenses was due primarily to a $16.1 million increase in personnel-related costs, including a $14.6 million increase in payroll and fringe benefits and a stock-based compensation increase of $1.5 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the years ended March 31, 2023 and 2022 included stock-based compensation expense of $10.1 million and $8.6 million, respectively.

Additionally, the increase in other expenses is primarily driven by an increase of $2.6 million in consulting costs across our platform and a $0.9 million of increased costs related to our manufacturing facility and related lease costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $50.6 million for the year ended March 31, 2023, compared to $38.8 million for the year ended March 31, 2022. The increase of $11.8 million is primarily the result of an increase of $5.9 million in personnel related costs, including a stock-based compensation increase of $2.4 million, an increase of $3.5 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our selling, general and administrative functions, focusing on additional pre-launch planning and initial build of the Company's commercial infrastructure, which accounts for approximately $1.2 million of the increase compared to prior year. Additionally, there is an increase of $4.9 million in other variable costs which is driven by external spend increases for sales and marketing programs, advertising and market research.
Total other income (expense), net
Other income for the year ended March 31, 2023 was $3.1 million compared to $0.3 million for the year ended March 31, 2022. The net change of $2.8 million is primarily attributable to an increase of $9.6 million in investment income in the current year as compared to the prior year. This increase was somewhat offset by a $4.6 million increase in expense due to the changes in foreign exchange rates of the Great British Pound to United States Dollar, as well as an increase in expense of $2.0 million as a result of interest expense on debt obligations.
Income tax provision
Income tax provision for the year ended March 31, 2023 was $0.3 million compared to $0.0 million for the year ended March 31, 2022. The income tax provision for the current year is attributable to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income reduced by certain prior year available net operating losses.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through March 31, 2023, we had received net proceeds of $935.9 million through the sale of equity securities, as well as net $27.8 million from our incurrence of debt under the Hercules Loan Agreement. As of March 31, 2023, we had cash and cash equivalents and short-term investments of $583.4 million.
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2023	2022
	(Amounts in thousands)
Net cash used in operating activities	$(128,050)	$(82,180)
Net cash (used in) investing activities	(142,502)	(1,806)
Net cash provided by financing activities	311,303	6,598
Effect of exchange rate changes on cash and cash equivalents	(109)	818
Net increase (decrease) in cash and cash equivalents	$40,642	$(76,570)
Operating activities

During the year ended March 31, 2023, net cash used in operating activities was $128.1 million, primarily resulting from our net loss of $174.3 million, partially offset by non-cash charges of $31.1 million, consisting primarily of stock-based compensation expense of $28.1 million, and an increase in cash of $15.1 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2023 consisted primarily of a $11.4 million increase in accrued expenses and other current liabilities, a net $2.4 million change in operating and financing right-of-use assets and lease liabilities, and a $2.0 million increase in accounts payable.
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
Investing activities
During the year ended March 31, 2023, net cash used in investing activities was $142.5 million, consisting of $583.4 million in purchases of available for sale securities and $2.3 million in purchases of property, plant and equipment, offset by $443.2 million in proceeds from sales and maturities of short-term investments.
During the year ended March 31, 2022, net cash used in investing activities was $1.8 million, consisting of $255.7 million in purchases of available for sale securities and $2.3 million in purchases of property, plant and equipment, offset by $256.3 million in proceeds from sales and maturities of short-term investments.
Financing Activities
During the year ended March 31, 2023, net cash provided by financing activities was $311.3 million, consisting primarily of $149.9 million in proceeds from the issuance of common stock, $92.8 million from the issuance of pre-funded warrants to purchase common stock, $37.4 million from the issuance of common stock through sales under our at-the-market facilities, $28.2 million in proceeds from the incurrence of debt under the Hercules Loan Agreement, as well as approximately $3.4 million in proceeds from the exercise of stock options.
During the year ended March 31, 2022, net cash provided by financing activities was $6.6 million, consisting primarily of $6.9 million in proceeds from the exercise of stock options.
Funding requirements
Our plan of operation is to continue implementing our business strategy, continue research and development of our RPx platform, and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and if and as we:
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
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $583.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023, will enable us to fund operations into the second half of calendar year 2025.
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
Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, our shareholders’ interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholder. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest.
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
Contractual obligations and commitments
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations include those related to our operating and financing leases, long-term debt, as well as costs associated with contracts entered into in the normal course of business with CROs, CMOs and other third parties for clinical trials and preclinical research studies and testing.
Lease Commitments
As of March 31, 2023, the aggregate amount of future lease payments is approximately $56.6 million, with $3.8 million due within one year. For additional information on our leases and timing of future payments, see Note 13 Commitments and contingencies, of the "notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K.
Loan Agreement
Our commitments due for our term loan under our arrangement with Hercules include principal payments of $30.0 million as of March 31, 2023. Borrowings under the term loan agreement are repayable in monthly interest-only payments through September 2026, and the agreement has a maturity date of October 2027. Our remaining commitments, based on our current draws, are due through October 2027, and include principal and interest payments of $43.8 million, and an additional fee upon maturity of the loan of $1.5 million. See Note 7, Long term debt, of the "notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules term loan.
Other Obligations
Manufacturing and research commitments include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of March 31, 2023, the aggregate amount of non-cancelable purchase obligations related to such manufacturing commitments are approximately $1.0 million and all of this balance is due within one year.
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
Roche
In December 2022, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies will collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Under the terms of the agreement, the companies will share costs and Roche will supply its currently approved drugs, atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP3. Roche will also supply atezolizumab and bevacizumab for 1L HCC combined with RP3, and for 3L CRC combined with RP2. We have retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty (60) days prior written notice to the other party.
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
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed and/or timing of receiving invoices for actual services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options and restricted stock units. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.
We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Recently issued accounting pronouncements
Refer to Note 2, summary of significant accounting policies of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that are applicable to our business and may potentially have an impact on our financial position and results of operations.
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
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $583.4 million, which consisted of cash equivalents, U.S. Treasury securities and U.S. government agency securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
Foreign currency exchange risk
Our headquarters are located in the United States, where the majority of our selling, general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the years ended March 31, 2023 and 2022, we recognized a net foreign currency transaction losses of $5.7 million and $1.1 million, respectively. These losses are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.

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
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A.    Controls and procedures
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2023.
Item 11.    Executive compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2023.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
Securities authorized for issuance under equity compensation plans
The following table provides information as of March 31, 2023, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Plan Category:
Equity compensation plans approved by stockholders
2017 Plan	1,176,227	3.12	—
2018 Plan(1)	7,301,131	19.44	2,209,597
ESPP			2,076,603
Total	8,477,358		4,286,200
_________________
(1)Includes 1,230,030 shares of common stock subject to outstanding restricted stock units.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2023.
Item 13.    Certain relationships and related transactions, and director independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2023.
Item 14.    Principal accountant fees and services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2023.

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
Item 16.    10-K summary
None.

REPLIMUNE GROUP, INC.
Financial Statements
For the Years Ended March 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Replimune Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
May 18, 2023
We have served as the Company’s auditor since 2018.

REPLIMUNE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$146,590	$105,948
Short-term investments	436,796	289,707
Research and development incentives receivable	2,939	3,055
Prepaid expenses and other current assets	6,278	5,267
Total current assets	592,603	403,977
Property, plant and equipment, net	7,479	7,933
Restricted cash	1,636	1,636
Right-to-use asset – operating leases	5,208	5,552
Right-to-use asset – financing leases	39,665	42,094
Total assets	$646,591	$461,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,364	$3,732
Accrued expenses and other current liabilities	24,704	13,392
Operating lease liabilities, current	1,118	1,070
Financing lease liabilities, current	2,639	2,562
Total current liabilities	33,825	20,756
Operating lease liabilities, non-current	4,389	4,801
Financing lease liabilities, non-current	23,965	24,406
Long term debt, net of discount	28,648	—
Other liabilities, non-current	472	—
Total liabilities	$91,299	$49,963
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2023 and March 31, 2022; 56,676,313 and 47,338,660 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	57	47
Additional paid-in capital	1,034,994	723,359
Accumulated deficit	(485,488)	(311,204)
Accumulated other comprehensive income (loss)	5,729	(973)
Total stockholders’ equity	555,292	411,229
Total liabilities and stockholders’ equity	$646,591	$461,192
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2023	2022
Operating expenses:
Research and development	$126,527	$79,545
Selling, general and administrative	50,553	38,769
Total operating expenses	177,080	118,314
Loss from operations	(177,080)	(118,314)
Other income (expense):
Research and development incentives	2,914	3,170
Investment income	10,006	390
Interest expense on finance lease liability	(2,197)	(2,223)
Interest expense on debt obligations	(1,963)	—
Other (expense) income	(5,676)	(1,059)
Total other income, net	3,084	278
Loss before income taxes	$(173,996)	$(118,036)
Income tax provision	288	—
Net loss	$(174,284)	$(118,036)
Net loss per common share, basic and diluted	$(2.99)	$(2.26)
Weighted average common shares outstanding, basic and diluted	58,213,010	52,212,269

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended March 31,
	2023	2022
Net loss	$(174,284)	$(118,036)
Other comprehensive loss:
Foreign currency translation gain	5,483	748
Net unrealized gain (loss) on short-term investments, net of tax of $0	1,219	(1,327)
Comprehensive loss	$(167,582)	$(118,615)
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2021	46,566,481	$47	$692,243	$(193,168)	$(394)	$498,728
Foreign currency translation adjustment	—	—	—	—	748	748
Unrealized loss on short-term investments	—	—	—	—	(1,327)	(1,327)
Exercise of stock options	768,186	—	6,862	—	—	6,862
Vesting of RSUs	3,993	—	—	—	—	—
Stock-based compensation expense	—	—	24,254	—	—	24,254
Net loss	—	—	—	(118,036)	—	(118,036)
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	2,026,438	2	37,436	—	—	37,438
Issuance of prefunded warrants to purchase common stock	—	—	92,778	—	—	92,778
Issuance of common stock, net of issuance costs and underwriter fees	6,810,658	7	149,847	—	—	149,854
Foreign currency translation adjustment	—	—	—	—	5,483	5,483
Unrealized gain on short-term investments	—	—	—	—	1,219	1,219
Exercise of stock options	296,876	1	3,443	—	—	3,444
Vesting of RSUs	203,681	—	—	—	—	—
Stock-based compensation expense	—	—	28,131	—	—	28,131
Net loss	—	—	—	(174,284)	—	(174,284)
Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(174,284)	$(118,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,131	24,254
Depreciation and amortization	2,447	2,147
Net amortization of premiums and discounts on short-term investments	(5,638)	2,220
Noncash interest expense	494	—
Unrealized foreign currency transaction losses	5,676	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(61)	(247)
Prepaid expenses and other current assets	(1,059)	(815)
Operating lease, right-of-use-asset	225	99
Finance lease, right-of-use-asset	2,428	2,428
Accounts payable	1,981	1,118
Accrued expenses and other current liabilities	11,376	4,725
Operating lease liabilities	(238)	(73)
Other non-current liabilities	472	—
Net cash used in operating activities	(128,050)	(82,180)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,270)	(2,336)
Purchase of short-term investments	(583,412)	(255,720)
Proceeds from sales and maturities of short-term investments	443,180	256,250
Net cash used in investing activities	(142,502)	(1,806)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting fees and discounts	149,854	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	92,778	—
Proceeds from issuance of common stock through ATM sales, net of offering costs	37,438	—
Proceeds from long-term debt, net of debt issuance costs	28,154	—
Principal payment of finance lease obligation	(365)	(264)
Proceeds from exercise of stock options	3,444	6,862
Net cash provided by financing activities	311,303	6,598
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(109)	818
Net (decrease) increase in cash, cash equivalents and restricted cash	40,642	(76,570)
Cash, cash equivalents and restricted cash at beginning of period	107,584	184,154
Cash, cash equivalents and restricted cash at end of period	$148,226	$107,584
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	1,066	$—
Cash paid for income taxes, net	—	55

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$103	$415
Lease assets obtained in exchange for new operating lease liabilities	$290	$363
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $174.3 million and $118.0 million for the years ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $485.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.
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

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
2.    Summary of significant accounting policies (Continued)
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as short-term investments. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits. We limit our exposure to credit risk by placing investments with high credit quality financial institutions, diversifying our investment portfolio and placing investments with maturities that maintain safety and liquidity. To date, the Company has not experienced any losses on such accounts.
The Company relies, and expects to continue to rely, on a small number of vendors to manufacture and supply raw materials and supply services for its development programs. These programs could be adversely affected by a significant interruption in these services or the availability of raw materials.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, the amount of cash equivalents included in cash and cash equivalents totaled $121.5 million and $75.1 million, respectively.
Restricted cash
The Company holds restricted cash in segregated bank accounts in connection with a letter of credit. As of March 31, 2023 and 2022, restricted cash consisted of $1.6 million, held for the benefit of the landlords in connection with our leases. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.
Short-term investments
The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive loss and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a charge to interest income. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers such factors as, among other things, the severity of the impairment, any changes in interest rates, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term debt security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss.
No credit-related losses or impairments have been recognized on the Company's investments in available-for-sale securities during the years ended March 31, 2023 or 2022.
The Company’s short-term investments as of March 31, 2023 and 2022 had maturities of less than two years. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because they represent the investment of cash that is available for current operations.
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
The Company’s short-term investments and cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Furthermore, the carrying value of the Company’s long-term debt approximates its fair value as of March 31, 2023 due to its variable interest rate, which approximates a market interest rate.
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
Stock-based compensation
The Company accounts for share-based payment awards granted to employees, consultants, and non-employees and directors using the fair value of the Company’s common stock on the grant date and compensation expense is recognized for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value is utilized for time-vested restricted stock units (“RSUs”) is based on the closing price of the Company's common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 10). Forfeitures are accounted for as they occur. To date, the Company has issued stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.
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
The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $2.9 million and $3.2 million during the years ended March 31, 2023 and 2022, respectively, in the consolidated statements of operations and a research and development incentives receivable of $2.9 million and $3.1 million as of March 31, 2023 and 2022, respectively, on the consolidated balance sheets.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2023, comprehensive loss included $5.5 million of foreign currency translation gains and $1.2 million of unrealized gains on short-term investments, net of tax. For the year ended March 31, 2022, comprehensive loss included $0.7 million of foreign currency translation gains and $1.3 million of unrealized losses on short-term investments, net of tax.
Income taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax provision. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
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
3.Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$121,455	$—	$121,455
Short-term investments:
US Government Agency bonds	—	240,355	—	240,355
US Treasury bonds	—	196,441	—	196,441
	$—	$558,251	$—	$558,251

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$75,117	$—	$75,117
Short-term investments:
US Government Agency bonds	—	26,688	—	26,688
US Treasury bonds	—	263,019	—	263,019
	$—	$364,824	$—	$364,824
The underlying securities held in the money market funds held by the Company are all government backed securities. During the years ended March 31, 2023 and 2022, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Treasury bonds and U.S. Government Agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at March 31, 2023 and March 31, 2022.
4.Short-term investments
As of March 31, 2023 and 2022, the Company's available-for-sale investments by type, consisted of the following:

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$240,371	$187	$(203)	$—	$240,355
US Treasury bonds	196,488	77	(124)	$—	196,441
	$436,859	$264	$(327)	$—	$436,796

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
4.    Short-term investments (Continued)

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$26,827	$—	$(139)	$—	$26,688
US Treasury bonds	264,162	—	(1,143)	—	263,019
	$290,989	$—	$(1,282)	$—	$289,707

As of March 31, 2023 and 2022, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which have maturities between one and two years and an aggregate fair value of $15.1 million and $7.6 million, respectively.
5.Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2023	March 31, 2022

Office equipment	$1,240	$937
Computer equipment	1,806	1,667
Plant and laboratory equipment	9,186	7,720
Leasehold improvements	1,706	785
Construction in progress	783	1,619
	14,721	12,728
Less: Accumulated depreciation and amortization	(7,242)	(4,795)
	$7,479	$7,933
Depreciation and amortization expense was $2.4 million and $2.1 million for the years ended March 31, 2023 and 2022, respectively, and recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6.Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	March 31, 2022
Accrued research and development costs	$11,261	$5,882
Accrued compensation and benefits costs	9,909	5,569
Accrued professional fees	540	621
Other	2,994	1,320
	$24,704	$13,392

7.Long-term debt
Hercules Loan Agreement
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
The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. As of March 31, 2023, the amount accrued for the final payment is $0.2 million.
Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.2 million were recorded in other assets as of March 31, 2023 related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the twelve months ended March 31, 2023 was $2.0 million.
The summary of obligations under the term loan as of March 31, 2023 consisted of the following (in thousands):

March 31, 2023
Principal loan balance	$30,222
Facility charge and diligence fee	(315)
Unamortized issuance costs	(1,410)
Accumulated end of term fee	151
Long term debt, net	$28,648
The annual principal payments due under the Loan Agreement as of March 31, 2023 were as follows:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
7.    Long-term debt (Continued)

March 31, 2023
2024	$—
2025	—
2026	—
2027	13,438
Thereafter	18,701
Total	$32,139
The table of future payments of long-term debt excludes the end of term charge of $1.5 million, which is due upon the maturity of the loan.
8.Stockholders’ Equity
Common stock
As of March 31, 2023 and 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	March 31, 2023	March 31, 2022
Stock options, issued and outstanding	7,454,828	6,514,334
Restricted stock units	1,351,280	826,213
Stock options and restricted stock units, future issuance	2,209,597	1,933,300
Employee stock purchase plan, available for future grants	2,076,603	1,550,375
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	9,484,238	5,284,238
Total shares of common stock reserved for future issuance	23,073,890	16,605,804
Undesignated preferred stock
As of March 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2023.
ATM program
On August 11, 2020, the Company and SVB Leerink (the "Agent") entered into a sales agreement, which was subsequently amended on October 21, 2020 (as amended, the “2020 Sales Agreement”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $62.5 million of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.
During the twelve months ended March 31, 2023, the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million. The Company did not issue or sell any shares under the 2020 Sales Agreement during the year ended March 31, 2022.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.    Stockholders’ Equity (Continued)
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate $100.0 million of shares of the Company's common stock, $0.001 par value per share (the "Shares"), through the Agent, as the Company's sales agent.
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
During the twelve months ended March 31, 2023, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.3 million. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2022 Sales Agreement.
Equity offerings
In November 2019, the Company completed a public offering of (a) 4,516,561 shares of the Company’s common stock at a public offering price of $13.61 per share, inclusive of the underwriters partially exercised 30-day option to purchase an additional 838,530 shares of the Company’s common stock, and (b) pre-funded warrants to purchase 2,200,000 shares of the Company’s common stock at a public offering price of $13.6099 per warrant. The Company received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5.8 million.
In June 2020, the Company completed a public offering of (a) 3,478,261 shares of the Company’s common stock, inclusive of the June 2020 Underwriters fully exercised 30-day option to purchase 652,173 shares of the Company's common stock at a public offering price of $23.00 per share, and (b) pre-funded warrants to purchase 1,521,738 shares of the Company’s common stock at a public offering price of $22.9999 per warrant. The Company received aggregate net proceeds of approximately $107.8 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $7.2 million.
In October 2020, the Company completed a public offering of (a) 5,625,000 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 937,500 shares of the Company’s common stock, at a public offering price of $40.00 per share and (b) pre-funded warrants to purchase 1,562,500 shares of the Company’s common stock at a public offering price of $39.9999 per warrant. The Company received aggregate net proceeds of approximately $270.0 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $17.5 million.
In December 2022, the Company completed a public offering of (a) 6,810,658 shares of the Company’s common stock, inclusive of the underwriters 30-day option to purchase up to an additional 1,436,172 shares of the Company’s common stock, at a public offering price of $23.50 per share and (b) pre-funded warrants to purchase 4,200,000 shares of the Company’s common stock at a public offering price of $23.4999 per warrant. The Company received aggregate net proceeds of approximately $242.6 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $16.1 million.

9. Pre-funded Warrants
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
The 9,484,238 shares of the Company's common stock underlying the above described pre-funded warrants, are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as noted below in Note 11. As of March 31, 2023, no pre-funded warrants had been exercised.
In April 2023, a holder of the Company's pre-funded warrants exercised 1,016,528 of its pre-funded warrants and the Company issued 1,016,528 shares of common stock.
10.Stock-based compensation
Stock-based compensation expense
The following table summarizes the classification of stock-based compensation expense in the consolidated statements of operations for the years ended March 31, 2023 and 2022 as follows:

	Twelve Months Ended March 31,
	2023	2022
Research and development	$10,074	$8,568
Selling, general and administrative	18,057	15,686
	$28,131	$24,254
The following table summarizes stock-based compensation expense by award type for the years ended March 31, 2023 and 2022 as follows:

	Twelve Months Ended March 31,
	2023	2022
Stock options	$19,521	$19,160
Restricted stock units	8,610	5,094
	$28,131	$24,254
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

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of March 31, 2023. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2022, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,104,915 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2022. On April 1, 2021, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,074,028 shares pursuant to the terms of the 2018 Plan. As of March 31, 2023, 2,209,597 shares remained available for future grants under the 2018 Plan.
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
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2022 and 2021, the number of shares reserved for issuance under the ESPP automatically increased by 526,228 and 518,507 shares, respectively, for a total of 2,076,603 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Twelve Months Ended March 31,
	2023	2022
Risk-free interest rate	2.83%	1.18%
Expected term (in years)	6.0	6.0
Expected volatility	75.2%	79.8%
Expected dividend yield	0%	0%

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
Stock options
A summary of stock option activity under the Company’s equity incentive plans for the year ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	6,514,334	$16.78	7.26	$30,358
Granted	1,604,489	19.02
Exercised	(296,876)	11.61
Cancelled	(367,119)	21.30
Outstanding as of March 31, 2023	7,454,828	17.24	6.88	$31,244
Options exercisable as of March 31, 2023	4,725,073	$14.43	5.93	$28,570
Options vested and expected to vest as of March 31, 2023	7,454,828	$17.24	6.88	$31,244
As of March 31, 2023, there was $34.8 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.4 years.
The weighted average grant-date fair value of stock options granted during the years ended March 31, 2023 and 2022 was $12.80 and $21.40, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2023 and 2022 was $2.7 million and $16.2 million, respectively.
Restricted stock units
A summary of the changes in the Company’s RSUs during the year ended March 31, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	826,213	$31.38
Granted	842,807	19.22
Vested	(203,681)	31.41
Cancelled	(114,059)	24.41
Outstanding as of March 31, 2023	1,351,280	$24.38
At March 31, 2023, there was $25.8 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 2.8 years.
11.Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(174,284)	$(118,036)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,213,010	52,212,269
Net loss per share, basic and diluted	$(2.99)	$(2.26)

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

	Twelve Months Ended March 31,
	2023	2022
Options to purchase common stock	7,454,828	6,514,334
Warrants to purchase common stock	497,344	497,344
	7,952,172	7,011,678

12.Significant agreements
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
Agreement with Regeneron Pharmaceuticals, Inc.
In May 2018, the Company entered into an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The Company and Regeneron are each independently developing compounds for the treatment of certain tumor types. Pursuant to the agreement the Company agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types. The first of which, agreed in June 2018, is our ongoing Phase 2 clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to the Phase 2 clinical trial in CSCC has been agreed.
F - 11

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.    Significant agreements (Continued)
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license under its respective intellectual property and agreed to contribute the necessary resources needed to fulfill its respective obligations, in each case, under the terms of the agreed study plans. Development costs of a particular clinical trial will be split equally.
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
The agreement with Regeneron is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs and share equally in development costs. The Company accounts for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company recognizes any amounts received from Regeneron in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.
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
During the year ended March 31, 2023 and 2022, the Company recorded $1.1 million and $6.8 million, respectively as an offset to research and development expenses. During the years ended March 31, 2023 and 2022, the Company did not make any payments to Regeneron under the terms of the agreement. During the years ended March 31, 2023 and 2022, the Company received payments under the terms of the agreement from Regeneron of $3.1 million and $6.1 million, respectively. As of March 31, 2023 and 2022, the Company had a balance of $0.0 million and $2.0 million of receivables from Regeneron in connection with this agreement in prepaid expenses and other current assets in the consolidated balance sheet, respectively.
13.Commitments and contingencies
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
In March 2023, the Company entered into an agreement to lease approximately 2,058 square feet of research and development, office and laboratory space in Abingdon, Oxfordshire, United Kingdom. Pursuant to the lease agreement, the lease term commenced on March 31, 2023 with rental payments scheduled to commence on June 30, 2023. The lease term is for five years with no option for renewal. Annual lease payments are approximately $0.1 million. The Company recorded a right-of-use asset and a lease liability of approximately $0.3 million upon commencement of the lease and the lease is classified as an operating lease.
F - 12

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
13.    Commitments and contingencies (Continued)
The Company’s leases have remaining lease terms of seven years to sixteen years. Some of our leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms include options to extend or terminate leases when the Company concludes it is reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.
The table below presents the lease-related costs which are included in the consolidated statements of operations for the years ended as of March 31, 2023 and 2022:

	Twelve Months Ended March 31,
	2023	2022
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$2,428	$2,428
Interest on lease liabilities	2,197	2,223
Operating lease costs	1,018	1,003
Total lease cost	$5,643	$5,654
The following table summarizes the classification of lease costs in the consolidated statement of operations for the years ended March 31, 2023 and 2022 as follows:

	Twelve Months Ended March 31,
	2023	2022
Finance Lease Costs
Research and development	$2,071	$2,070
Selling, general and administrative	358	358
Other income	2,197	2,223
Operating Lease Costs
Research and development	421	407
Selling, general and administrative	596	596
Total lease cost	$5,643	$5,654

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of March 31, 2023:

	March 31, 2023
	Operating leases	Financing lease	Total
2024	$1,118	$2,639	$3,757
2025	1,150	2,718	3,868
2026	1,159	2,799	3,958
2027	1,126	2,883	4,009
2028	1,077	2,969	4,046
Thereafter	1,905	35,053	36,958
Total lease payments	7,535	49,061	56,596
Less: interest	2,028	22,457	24,485
Total lease liabilities	$5,507	$26,604	$32,111
F - 13

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
13.    Commitments and contingencies (Continued)
The following table provides lease disclosure as of and for the year ended March 31, 2023:

	March 31, 2023	March 31, 2022
Leases
Right-to-use operating lease asset	$5,208	$5,552
Right-to-use finance lease asset	39,665	42,094
Total lease assets	$44,873	$47,646
Operating lease liabilities, current	$1,118	$1,070
Finance lease liabilities, current	2,639	2,562
Operating lease liabilities, non-current	4,389	4,801
Finance lease liabilities, non-current	23,965	24,406
Total lease liabilities	$32,111	$32,839
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,014	$968
Operating cash flows from finance leases	$2,197	$2,223
Financing cash flows from finance leases	$365	$264
Right-to-use asset obtained in exchange for new operating lease liabilities	$290	$363
Weighted-average remaining lease term – operating leases	6.6 years	7.7 years
Weighted-average remaining lease term – financing leases	16.3 years	17.3 years
Weighted-average discount rate – operating leases	10.3%	10.1%
Weighted-average discount rate – financing leases	8.3%	8.3%
The variable lease costs and short-term lease costs were insignificant for the years ended March 31, 2023 and 2022, respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2023 and 2022, the Company had committed to minimum payments under these arrangements totaling $1.0 million and $2.0 million through March 31, 2023.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 or 2022.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
14.    Benefit plans
F - 14

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended March 31, 2023 and 2022, the Company made contributions totaling $1.3 million and $1.1 million, respectively, to the 401(k) Plan.
We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.
15.    Income taxes
Loss before income taxes for the years ended March 31, 2023 and 2022 were as follows:

	Year Ended March 31,
	2023	2022
United States	$(18,367)	$(28,985)
United Kingdom	(155,629)	(89,051)
Total	$(173,996)	$(118,036)
During the year ended March 31, 2023, the Company recorded an income tax provision of $0.3 million related to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income reduced by certain prior year available net operating losses.
During the year ended March 31, 2022, the Company recorded no income tax benefit for the net operating losses incurred due to the uncertainty of the realization of such losses.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended March 31, 2023 and 2022 is as follows:

	Year Ended March 31,
	2023	2022
U.S. federal statutory income tax rate	-21.0%	-21.0%
State taxes, net of federal benefit	-0.6%	-0.3%
Research and development	1.0%	1%
Stock compensation	-0.1%	-2.1%
Foreign tax rate differential	1.8%	1.5%
Change in tax rates	-6.0%	-10.6%
Change in valuation allowance	23.6%	31.1%
Other	1.5%	0.4%
	0.2%	0.0%
F - 15

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes(Continued)
Components of the Company’s deferred tax assets as of March 31, 2023 and 2022 were as follows:

	Year Ended March 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$93,788	$61,112
Research & development credits	—	1,000
Property, plant and equipment	4,535	4,367
Capitalized start-up costs	1,301	1,286
Stock compensation	14,757	8,922
Accrued expenses	2,906	1,452
Lease liability	7,964	7,309
Other	24	310.00
Total deferred tax assets	125,275	85,758
Valuation allowance	(113,889)	(74,892)
Net deferred tax assets	11,386	10,866

Deferred tax liabilities:
Right of use asset	(11,386)	(10,866)
Other	—	—
Total deferred tax liabilities	(11,386)	(10,866)
Net deferred tax assets (liabilities)	$—	$—
As of March 31, 2023, the Company had U.S. federal operating loss carryforwards of approximately $39.7 million, which can be carried forward indefinitely subject to 80% limitation of taxable income when utilized. As of March 31, 2023, the Company had U.S. state operating loss carryforwards of $50.3 million, which will begin to expire in 2039. As of March 31, 2023, the Company had U.K. operating loss carryforwards of approximately $332.7 million, which can be carried forward indefinitely. Such U.S. federal and state, as well as U.K., net operating loss carryforwards are based on tax returns filed and does not reflect uncertain tax positions in the U.S. and offsetting positions in the U.K. related to the transfer pricing arrangement.
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
Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2023 and 2022 related primarily to the increase in net operating loss carryforwards were as follows:

	Year Ended March 31,
	2023	2022
Valuation allowance as of beginning of year	$74,892	$40,028
Increases recorded to income tax provision	41,063	36,679
Decreases recorded to equity	(2,066)	(1,815)
Valuation allowance as of end of year	$113,889	$74,892
Changes in the Company's gross unrecognized tax benefits from uncertain tax positions consisted of the following:
F - 16

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes(Continued)

	Year Ended March 31,
	2023	2022
Unrecognized tax benefits as of beginning of year	$—	$—
Increases for tax positions taken during prior years	8,757	—
Unrecognized tax benefits as of end of year	$8,757	$—

The Company's unrecognized tax benefits primarily relate to the Company's transfer pricing arrangements.

The Company's unrecognized tax benefits, if recognized, would not impact the effective tax rate and income tax provision due to the Company's valuation allowance.

As of March 31, 2023 and 2022, the Company had not accrued interest or penalties related to uncertain income tax positions.

The Company files income tax returns in the U.S., Massachusetts and the U.K. In the normal course of business, the Company is subject to examination by U.S. federal and state as well as U.K. jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to future U.S. federal income tax examination from 2020 to the present and in the U.K. from 2022 to the present. Although, carryforward attributes may still be adjusted upon examination if they either have been or will be used in a future period.
As of March 31, 2023 and 2022, income taxes on outside basis differences, primarily related to undistributed earnings, of the Company’s subsidiary have not been provided for as the Company intends to indefinitely reinvest its outside basis differences, and the undistributed earnings were in a cumulative and overall deficit.
16.    Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	March 31, 2023	March 31, 2022
United States	$5,836	$6,318
United Kingdom	1,643	1,615
	$7,479	$7,933

F - 17

Exhibit index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).	10-K	June 3, 2020	3.1
3.2	Amended and Restated By-laws of the Registrant.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4	Form of Pre-Funded Warrant (2019).	8-K	November 18, 2019	4.1
4.5	Form of Pre-Funded Warrant (2020).	8-K	June 10, 2020	4.1
4.6	Form of Pre-Funded Warrant (2022)	8-K	December 12, 2022	4.1
4.7	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 8, 2019	4.4
10.1†	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3†*	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	10-K	May 19, 2022	10.3
10.4†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.5†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Robert Coffin and Replimune, Inc.	10-Q	November 4, 2021	10.2
10.6†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Philip Astley-Sparke and Replimune, Inc.	10-Q	November 4, 2021	10.1
10.7†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.8†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.9†	Employment Agreement, dated as of November 27, 2019, by and between Jean Franchi and Replimune, Inc.	8-K	December 9, 2019	10.1
10.10†	Employment Agreement, dated as of May 25, 2020, by and between Andrea Pirzkall and Replimune, Inc.	10-Q	August 7, 2020	10.1
10.11†*	Amended and Restated Employment Agreement, dated as of May 3, 2021, by and between Sushil Patel and Replimune, Inc.	10-K	May 20, 2021	10.11
10.12†*	Employment Agreement, dated as of May 10, 2021, by and between Tanya Lewis and Replimune, Inc.	10-K	May 20, 2021	10.12
10.13†*	Stock Option Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.	10-K	May 20, 2021	10.13

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.14†*	Restricted Stock Unit Grant Agreement, effective as of May 3, 2021, by and between Sushil Patel and the Registrant.	10-K	May 20, 2021	10.14
10.15†	Separation Agreement and Release, dated as of December 23, 2019, by and between Howard Kaufman and Replimune, Inc.	10-Q	February 13, 2020	10.2
10.16†	Separation Agreement and Release, dated as of April 3, 2020, by and between Stephen Gorgol and Replimune, Inc.	10-K	June 3, 2020	10.13
10.17	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.18	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.19	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	10-Q	August 7, 2020	10.3
10.20‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12
10.21‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.22	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.23	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.24	Payoff Letter to Loan and Security Agreement by and among the Registrant, Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated December 15, 2020.	10-Q	February 4, 2021	10.1
10.25	Clinical Trial Collaboration and Supply Agreement (RP-2), dated as of April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.	10-K	June 3, 2020	10.22
10.26	Lease Agreement, dated as of October 29, 2021, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-Q	February 3, 2022	10.3
10.27†*	Separation Agreement and Release, dated as of August 25, 2021, by and between Andrea Pirzkall and Replimune, Inc., as amended.	10-K	May 19, 2022	10.27
10.28	Loan and Security Agreement by and among Replimune Group, Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated October 6, 2022.	10-Q	November 3, 2022	10.1
10.29†	Employment Agreement, dated as of December 1, 2022, by and between Konstantinos Xynos and Replimune, Inc.	10-Q	February 9, 2023	10.2
10.30†	Amendment to Amended and Restated Employment Agreement, dated as of December 30, 2022, by and between Sushil Patel and Replimune, Inc.	10-Q	February 9, 2023	10.3
10.31†	Employment Agreement, dated as of December 30, 2022, by and between Christopher Sarchi and Replimune, Inc.	10-Q	February 9, 2023	10.4

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.32†*	Stock Option Grant Agreement, effective as of December 30, 2022, by and between Christopher Sarchi and the Registrant.
10.33†*	Restricted Stock Unit Grant Agreement, effective as of December 30, 2022, by and between Christopher Sarchi and the Registrant.
10.34*	Lease Agreement, dated as of March 23, 2023, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

REPLIMUNE GROUP, INC.
Date: May 18, 2023	By:	/s/ PHILIP ASTLEY-SPARKE
Philip Astley-Sparke Chief Executive Officer and Director
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ PHILIP ASTLEY-SPARKE	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	May 18, 2023
Philip Astley-Sparke
/s/ JEAN FRANCHI	Chief Financial Officer	May 18, 2023
Jean Franchi
/s/ ANDREW SCHWENDENMAN	Chief Accounting Officer, (Principal Accounting Officer)	May 18, 2023
Andrew Schwendenman
/s/ ROBERT COFFIN	President and Chief Research & Development Officer and Director	May 18, 2023
Robert Coffin
/s/ KAPIL DHINGRA	Director	May 18, 2023
Kapil Dhingra
/s/ HYAM LEVITSKY	Director	May 18, 2023
Hyam Levitsky
/s/ CHRISTY OLIGER	Director	May 18, 2023
Christy Oliger
/s/ PAOLO PUCCI	Director	May 18, 2023
Paolo Pucci
/s/ JOSEPH SLATTERY	Director	May 18, 2023
Joseph Slattery
/s/ SANDER SLOOTWEG	Director	May 18, 2023
Sander Slootweg
/s/ DIETER WEINAND	Director	May 18, 2023
Dieter Weinand