Form 10-Q
period 2023-06-30
Replimune Group, Inc.
filed 2023-08-03
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of July 31, 2023 was 58,996,326.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$106,481	$146,590
Short-term investments	432,619	436,796
Research and development incentives receivable	3,047	2,939
Prepaid expenses and other current assets	7,895	6,278
Total current assets	550,042	592,603
Property, plant and equipment, net	7,616	7,479
Restricted cash	1,636	1,636
Research and development incentives receivable, non-current	402	—
Right-to-use asset - operating leases	5,137	5,208
Right-to-use asset - financing leases	39,058	39,665
Total assets	$603,891	$646,591

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,883	$5,364
Accrued expenses and other current liabilities	23,562	24,704
Operating lease liabilities, current	1,139	1,118
Financing lease liabilities, current	2,658	2,639
Total current liabilities	32,242	33,825
Operating lease liabilities, non-current	4,295	4,389
Financing lease liabilities, non-current	23,842	23,965
Long term debt, net of discount	28,905	28,648
Other liabilities, non-current	578	472
Total liabilities	$89,862	$91,299
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2023 and March 31, 2023; 58,976,325 and 56,676,313 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	57	57
Additional paid-in capital	1,045,049	1,034,994
Accumulated deficit	(535,043)	(485,488)
Accumulated other comprehensive income	3,966	5,729
Total stockholders' equity	514,029	555,292
Total liabilities and stockholders' equity	$603,891	$646,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$40,437	$29,478
Selling, general and administrative	15,211	11,398
Total operating expenses	55,648	40,876
Loss from operations	(55,648)	(40,876)
Other income (expense):
Research and development incentives	393	851
Investment income	6,186	343
Interest expense on finance lease liability	(544)	(552)
Interest expense on debt obligations	(1,115)	—
Other income (expense)	1,374	(2,019)
Total other income (expense), net	6,294	(1,377)
Loss before income taxes	$(49,354)	$(42,253)
Income tax provision	201	$—
Net loss	$(49,555)	$(42,253)
Net loss per common share, basic and diluted	$(0.75)	$(0.78)
Weighted average common shares outstanding, basic and diluted	66,367,702	54,211,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net loss	$(49,555)	$(42,253)
Other comprehensive loss:
Foreign currency translation (loss) gain	(1,305)	1,737
Net unrealized loss on short-term investments, net of tax of $0	(458)	(244)
Comprehensive loss	$(51,318)	$(40,760)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(1,305)	(1,305)
Unrealized loss on short-term investments	—	—	—	—	(458)	(458)
Exercise of pre-funded warrants	1,922,655	—	—	—	—	—
Exercise of stock options	96,146	—	1,209	—	—	1,209
Vesting of RSUs	281,211	—	—	—	—	—
Stock-based compensation expense	—	—	8,846	—	—	8,846
Net loss	—	—	—	(49,555)	—	(49,555)
Balances as of June 30, 2023	58,976,325	57	1,045,049	(535,043)	3,966	514,029
Balances as of
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	1,686,438	2	31,035	—	—	31,037
Foreign currency translation adjustment	—	—	—	—	1,737	1,737
Unrealized loss on short-term investments	—	—	—	—	(244)	(244)
Exercise of stock options	124,028	—	1,562	—	—	1,562
Vesting of RSUs	149,341	—	—	—	—	—
Stock-based compensation expense	—	—	7,194	—	—	7,194
Net loss	—	—	—	(42,253)	—	(42,253)
Balances as of June 30, 2022	49,298,467	49	763,150	(353,457)	520	410,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,555)	$(42,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,846	7,194
Depreciation	621	620
Net amortization of premiums and discounts on short-term investments	(4,091)	243
Noncash interest expense	257	—
Unrealized foreign currency transaction losses	(1,374)	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(393)	(850)
Prepaid expenses and other current assets	(1,577)	1,158
Operating lease, right-of-use-asset	148	126
Finance lease, right-of-use-asset	607	607
Accounts payable	(816)	895
Accrued expenses and other current liabilities	(1,215)	(1,067)
Operating lease liabilities	(153)	(128)
Other non-current liabilities	107	—
Net cash used in operating activities	(48,588)	(33,455)
Cash flows from investing activities:
Purchases of property, plant and equipment	(449)	(1,068)
Purchase of short-term investments	(169,330)	(60,617)
Proceeds from sales and maturities of short-term investments	177,140	67,000
Net cash provided by investing activities	7,361	5,315
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	—	31,037
Principal payment of finance lease obligation	(104)	(77)
Proceeds from exercise of stock options	1,209	1,562
Net cash provided by financing activities	1,105	32,522
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	1,915
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,109)	6,297
Cash, cash equivalents and restricted cash at beginning of period	148,226	107,584
Cash, cash equivalents and restricted cash at end of period	$108,117	$113,881

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	653	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	412	318
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $49.6 million and $42.3 million for the three months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $535.0 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of June 30, 2023, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three months ended June 30, 2023 and 2022 and the consolidated statements of cash flows for the three months ended June 30, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations for the three months ended June 30, 2023 and 2022 and its cash flows for the three months ended June 30, 2023 and 2022. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2023 and 2022 are unaudited. The results for the three months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending March 31, 2024, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission on May 18, 2023 (the "Annual Report").
During the three months ended June 30, 2023, there have been no changes to the Company’s significant accounting policies as described in the Annual Report, except as described below.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$26,928	$—	$26,928
US Government Agency bonds	—	15,928	—	15,928
Short-term investments
US Government Agency bonds	—	307,583	—	307,583
US Treasury bonds	—	125,036	—	125,036
	$—	$475,475	$—	$475,475

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$121,455	$—	$121,455
Short-term investments
US Government Agency bonds	—	240,355	—	240,355
US Treasury bonds	—	196,441	—	196,441
	$—	$558,251	$—	$558,251
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three months ended June 30, 2023 and 2022, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds and U.S. Government Agency bonds at June 30, 2023 and money market funds at March 31, 2023.
4. Short-term investments
As of June 30, 2023 and March 31, 2023, the Company's available-for-sale investments by type consisted of the following:

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$307,935	$84	$(436)	$—	$307,583
US Treasury bonds	125,205	3	(172)	—	125,036
Total	$433,140	$87	$(608)	$—	$432,619

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	240,371	187	(203)	$—	240,355
US Treasury bonds	196,488	77	(124)	—	196,441
Total	$436,859	$264	$(327)	$—	$436,796

As of June 30, 2023, available-for-sale securities consisted of investments that mature within one year. As of March 31, 2023, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $15.1 million.
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2023	March 31, 2023
Office equipment	$1,245	$1,240
Computer equipment	1,806	1,806
Plant and laboratory equipment	9,337	9,186
Leasehold improvements	1,706	1,706
Construction in progress	1,385	783
Total property, plant and equipment	15,479	14,721
Less: Accumulated depreciation	(7,863)	(7,242)
Property, plant and equipment, net	$7,616	$7,479
Depreciation expense was $621 and $620 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	March 31, 2023
Accrued research and development costs	$14,959	$11,261
Accrued compensation and benefits costs	5,204	9,909
Accrued professional fees	402	540
Other	2,997	2,994
Total accrued expenses and other current liabilities	$23,562	$24,704

7 Debt

On October 6, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the Closing Date, and at the Company's sole option, could draw down an additional $30.0 million on or prior to September 30, 2023, as well as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

The Loan Agreement was subsequently amended (the "Amendment") on June 28, 2023 and the agreement, as amended, states that the Company agrees to draw an initial term loan advance in an aggregate principal amount not less than $30.0 million, provided that the aggregate amount of the term loan advances made under tranche 1 do not exceed $30.0 million, which is a decrease of $30 million from the $60.0 million in the original Loan Agreement. The total amount of the Loan Agreement, as well as the outstanding balance of the loan, is unchanged, but the option to borrow an additional $30.0 million is moved from tranche 1 to tranche 2. Therefore, the amendment states that the Company can draw down an additional $45.0 million on or prior to December 31, 2023, which is an increase of $30.0 million from the $15.0 million in the original Loan Agreement for tranche 2. The impact of this amendment is not a modification, as it does not relate to outstanding debt, but is rather an amendment that provides for a future potential benefit. There is no material impact to the financial statements.

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

The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain unrestricted cash in an amount not less than 35% of the aggregate outstanding secured obligations under the Loan Agreement, in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times commencing on January 1, 2024. In addition, the Loan Agreement also contains a financial covenant that beginning on the later of (i) July 1, 2024 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility.

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. As of June 30, 2023 and March 31, 2023, the amount accrued for the final payment is $0.2 million.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs related to the Company's right to borrow additional amounts from Hercules in the future were recorded in other assets and amortized to interest expense over the relevant draw period on a straight-line basis. As a result of the Amendment, the Company recorded $0.1 million of the remaining unamortized deferred financing costs related to the Tranche 1 delayed draw to interest expense as of June 30, 2023. Interest expense for the three months ended June 30, 2023 was $1.1 million.

The summary of obligations under the term loan as of June 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Principal loan balance	$30,337	$30,222
Facility charge and diligence fee	(304)	(315)
Unamortized issuance costs	(1,358)	(1,410)
Accumulated end of term fee	230	151
Long term debt, net	$28,905	$28,648

The annual principal payments due under the Loan Agreement as of June 30, 2023 and March 31, 2023 were as follows:

	June 30, 2023	March 31, 2023
2024	—	—
2025	—	—
2026	—	—
2027	13,438	13,438
Thereafter	18,701	18,701
Total	$32,139	$32,139

The table of future payments of long-term debt excludes the end of term charge of $1.5 million, which is due upon the maturity of the loan
8 Stockholders’ equity
Common stock
As of June 30, 2023 and March 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	June 30, 2023	March 31, 2023
Stock options, issued and outstanding	9,067,305	7,454,828
Restricted stock units	2,069,415	1,351,280
Stock options and restricted stock units, future issuance	2,148,050	2,209,597
Employee stock purchase plan, available for future grants	2,738,208	2,076,603
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	7,561,583	9,484,238
Total shares of common stock reserved for future issuance	24,081,905	23,073,890
Undesignated preferred stock
As of June 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2023.
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
During the three months ended June 30, 2022 the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million.
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $93.3 million of shares of the Company’s common stock, $0.001 par value per share (the “Shares”), through the Agent, as the Company’s sales agent.
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
During the three months ended June 30, 2023, and 2022, the Company did not issue or sell any shares under the 2022 Sales Agreement. During the year ended March 31, 2023, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.3 million. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2022 Sales Agreement.
Equity offerings
In November 2019, the Company completed a public offering of (a) 4,516,561 shares of the Company's common stock at a public offering price of $13.61 per share, inclusive of the underwriter's partially exercised 30-day option to purchase an additional 838,530 shares of the Company's common stock, and (b) pre-funded warrants to purchase 2,200,000 shares of the Company's common stock at a public offering price of $13.6099 per warrant. The Company received aggregate net proceeds of approximately $85.6 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $5.8 million.
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
The 7,561,583 shares of the Company's common stock underlying the above described pre-funded warrants, are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as noted below in Note 11.
During the three months ended June 30, 2023, a holder of the Company's pre-funded warrants exercised 1,922,655 of its pre-funded warrants and the Company issued 1,922,655 shares of common stock.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,
	2023	2022
Research and development	$3,298	$2,614
Selling, general and administrative	5,548	4,580
	$8,846	$7,194

     The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Stock options	$5,614	$5,159
Restricted stock units	3,232	2,035
	$8,846	$7,194
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of June 30, 2023. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants as of March 31, 2023, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2023, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,646,422 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2023. On April 1, 2022, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,104,915 shares pursuant to the terms of the 2018 Plan. As of June 30, 2023, 2,148,050 shares remained available for future grants under the 2018 Plan.
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

Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 7,561,583 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2023 and 2022, the number of shares reserved for issuance under the ESPP automatically increased by 661,605 and 526,228 shares respectively, for a total of 2,738,208 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2023	2022
Risk-free interest rate	3.60%	2.59%
Expected term (in years)	6.0	6.0
Expected volatility	74.1%	75.6%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	7,454,828	$17.24	6.88	$31,244
Granted	1,802,406	$17.94
Exercised	(96,146)	$12.58
Cancelled	(93,783)	$24.80
Outstanding as of June 30, 2023	9,067,305	$17.35	6.94	$69,685
Options exercisable as of June 30, 2023	5,254,968	$15.03	5.77	$52,342
Options vested and expected to vest as of June 30, 2023	9,067,305	$17.35	6.94	$69,685
As of June 30, 2023, there was $49.6 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2023 and 2022 was $12.09 and $12.15, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2023 was $0.5 million.
Restricted stock units
A summary of the changes in the Company's RSUs during the three months ended June 30, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	1,351,280	24.38
Granted	1,041,856	17.96
Vested	(281,211)	25.36
Cancelled	(42,510)	21.98
Outstanding as of June 30, 2023	2,069,415	21.06
As of June 30, 2023, there was $40.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.2 years.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2023	2022
Numerator:
Net loss	$(49,555)	$(42,253)
Denominator:
Weighted average common shares outstanding, basic and diluted	66,367,702	54,211,446
Net loss per share, basic and diluted	$(0.75)	$(0.78)
The 7,561,583 shares of the Company's common stock issuable upon exercise of Pre-Funded Warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three Months Ended June 30,
	2023	2022
Options to purchase common stock	9,067,305	7,511,559
Unvested restricted stock units	2,069,415	1,256,123
Warrants to purchase common stock	497,344	497,344
	11,634,064	9,265,026

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
Agreement with Regeneron Pharmaceuticals, Inc.

In May 2018, the Company entered into an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The Company and Regeneron are each independently developing compounds for the treatment of certain tumor types. Pursuant to the agreement, the Company agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types. The first of which, agreed in June 2018, is our ongoing Phase 2 clinical tiral testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations. The first study plan related to Phase 2 clinical trial in CSCC has been agreed.
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
During the three months ended June 30, 2023 and 2022, the Company did not make any payments to Regeneron under the terms of the agreement. The Company did not record any costs as an offset to research and development expenses during the three months ended June 30, 2023 and 2022. During the three months ended June 30, 2023 and 2022, the Company received payments under the terms of the agreement from Regeneron of $0.0 million and $2.0 million, respectively. No receivables from Regeneron were booked in connection with this agreement as of June 30, 2023 or March 31, 2023.
13 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607
Interest on lease liabilities	544	552
Operating lease costs	280	259
Total lease cost	$1,431	$1,418
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,
	2023	2022
Finance Lease Costs
Research and development	$607	$518
Selling, general and administrative	—	89
Other income (expense)	544	552
Operating Lease Costs
Research and development	229	110
Selling, general and administrative	51	149
Total lease cost	$1,431	$1,418
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of June 30, 2023:

	June 30, 2023
	Operating leases	Financing lease	Total
2024 (remaining nine months)	$848	$1,990	$2,838
2025	1,170	2,718	3,888
2026	1,179	2,799	3,978
2027	1,144	2,883	4,027
2028	1,093	2,969	4,062
Thereafter	1,943	35,054	36,997
Total lease payments	7,377	48,413	55,790
Less: interest	1,943	21,913	23,856
Total lease liabilities	$5,434	$26,500	$31,934
The following table provides lease disclosure as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Leases
Right-to-use operating lease asset	$5,137	$5,208
Right-to-use finance lease asset	39,058	39,665
Total lease assets	$44,195	$44,873

Operating lease liabilities, current	$1,139	$1,118
Finance lease liabilities, current	2,658	2,639
Operating lease liabilities, non-current	4,295	4,389
Finance lease liabilities, non-current	23,842	23,965
Total lease liabilities	$31,934	$32,111
The following table provides lease disclosure for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$263		$261
Operating cash flows from finance leases	$544		$552
Financing cash flows from finance leases	$104		$77
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	6.3	years	7.6	years
Weighted-average remaining lease term - financing leases	16.1	years	17.3	years
Weighted-average discount rate - operating leases	10.3%		10.0%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three months ended June 30, 2023 and 2022.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2023 and March 31, 2023, the Company had committed to minimum payments under these arrangements totaling $0.9 million and $1.0 million, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 or March 31, 2023.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14 Income taxes
During the three months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred in the United Kingdom in each period due to its uncertainty of realizing a benefit from those items. During the three months ended June 30, 2023, the Company recorded a tax expense of $0.2 million primarily related to the Company’s interest income in the United States, partially offset by discrete share-based compensation items.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended June 30, 2023 and 2022, the Company excluded the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2023 and March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets.
15 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	June 30, 2023	March 31, 2023
United States	$5,835	$5,836
United Kingdom	1,781	1,643
	$7,616	$7,479

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform has a dual local and systemic mechanism of action, or MOA, consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. This MOA is expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on establishing a major skin cancer franchise. We have completed enrolling patients in a randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron Pharmaceuticals, Inc., or Regeneron. CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is supplying cemiplimab at no cost and funded one-half of the clinical trial costs up to the amount agreed in the first study plan. CERPASS enrolled 211 patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. An additional 20 patients were also dosed with RP1 made at our in-house manufacturing facility. The CERPASS protocol evaluates complete response, or CR rate, and overall response rate, or ORR, as its two independent primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. As previously reported, we met with the FDA in the first quarter and discussed the rationale for the changes to the study design we made in 2020 reducing the study size from 240 to 180 patients and adding CR as a dual independent primary endpoint (the study subsequently over enrolled with 211 patients randomized, as reported in November 2022). No changes were made to the protocol as a result of the meeting. Topline data from the CERPASS trial is now expected to be announced in early Q4 2023, updated from Q3 2023, as a result of the independent review read rate tracking behind projections. Assuming positive primary analysis data is generated, including demonstrating overall clinical benefit, we continue to expect to make a Biologics License Application submission for RP1 in Q1/Q2 2024, with the potential to combine the filings for both the CERPASS clinical trial and the IGNYTE anti-PD-1 failed melanoma cohort.

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

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. The design of the confirmatory trial is intended to be discussed with the FDA prior to a BLA submission. In December 2022, we reported data from the first 75 patients with at least six months follow-up. The data snapshot based on investigator response showed a 20% CR rate and a 36% ORR with activity across all disease stages and strong durability. In January 2023, we completed target enrollment of 125 patients with patients in screening at that time continuing to be enrolled. We completed enrollment in this cohort in March 2023, ultimately enrolling 141 patients. In June 2023, further updated data from the initial 75 patients was presented at the American Society of Clinical Oncology, or ASCO, showing RP1 combined with nivolumab continued to demonstrate deep and durable responses with a well-tolerated safety profile and no progression in responding patients since the prior data snapshot. The updated data also showed overall response rate (ORR) of 37.4%, with clinically meaningful activity across the range of anti-PD1 failed cutaneous melanoma settings enrolled, including in patients with moderate-high tumor burden and visceral disease. We remain on track to announce snapshot data for all patients (N=141) in Q4 2023 by which point all patients will have had at least 6 months follow up. The data snapshot for all 141 patients with a minimum of 6 months follow-up will be evaluated for the potential to align a dual launch with CERPASS, assuming both indications for RP1 are timely approved, however, the per protocol primary analysis continues to be expected 12 months after enrollment of the last patient, March 2024.

In NMSC, enrollment in the anti-PD-1 naïve NMSC cohort has completed, included patients with cutaneous squamous cell carcinoma, or CSCC, basal cell carcinoma, or BCC, merkel cell carcinoma, or MCC, and angiosarcoma. Updated data from the CSCC patients in the anti-PD-1 naïve NMSC cohort, presented in March 2022, continued to show nearly half of the patients achieving a complete response and nearly 65% achieving a complete or partial response. We are currently enrolling an extension of the NMSC cohort of RP1 in combination with nivolumab in NMSC patients who have failed prior treatment with anti-PD(L)-1. In March 2022, we reported initial data (N=12) from this extension cohort where responses had been observed in anti-PD(L)-1 failed CSCC, MCC and angiosarcoma tumors. We believe the activity of RP1 combined with nivolumab in this anti-PD(L)-1 failed cohort represents a new potential therapeutic option for these patients and supports the broad potential for RP1 in anti-PD(L)-1 failed skin cancers beyond melanoma. Recruitment remains ongoing, with a data update expected from the first 30 patients with at least 6 months follow up in early Q4 2023.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients transplant recipients with skin cancers. Enrollment in this clinical trial had been impacted by COVID-19, as the patient population is severely immune-compromised and considered very high risk, however, more recently we have seen enrollment increase in the ARTACUS trial. As reported at the American Transplant Congress (ATC) Meeting in June 2023, the data demonstrated an ORR of 27.3%, with all responders achieving confirmed CR. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed.

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

We initiated a Phase-1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We have presented data from the single agent RP2 portion of this clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. We have also presented combination data from both the clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. In the second half of 2021, we reported full enrollment in the initial 30 patient combination with nivolumab part of the Phase 1 clinical trial following which a protocol amendment was made to expand this clinical trial to enroll additional patients who are required to have specific tumor types of interest, including gastro-intestinal cancers, breast cancer, lung cancer, head and neck cancer and uveal melanoma, rather than any type of tumor as were eligible for the initial 30 patient group. In December 2022, we reported that of 14 patients with uveal melanoma for which sufficient follow-up was available for assessment, 4 patients had achieved a response. More recently, at ASCO in June 2023, we reported 17 patients have received RP2 as monotherapy (N=3) or in combination with nivolumab (N=14), completing enrollment of uveal melanoma patients in the Phase 1b trial. Four of the 14 evaluable patients had responded to treatment (28.6%), including metastatic tumors in the liver and bone. The final three of 17 patients remained on treatment, but had insufficient follow-up data to determine response outcome as of the cut-off date. Three of the four responses are ongoing at 9, 12 and 21 months, including for patients with liver and bone metastases, with the fourth patient having progressed at 15 months.

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

Enrollment in the Phase 1 programs with both RP2 and RP3 are expected to materially complete in Q3 2023. Any additional Phase 2 development programs not already announced which are driven by data from the full Phase 1 data and other opportunistic considerations are expected to be disclosed by year-end 2023.

We continue to plan for, and are initiating, our previously announced Phase 2 development program for RP2 and/or RP3. As previously announced, our initial signal finding single arm Phase 2 clinical trials are planned in the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, locally advanced and recurrent/metastatic; hepatocellular carcinoma, or HCC, both first and second line; and colorectal cancer, or CRC, third line; with additional studies in other tumor types intended to follow. As we announced in December 2022, our signal finding studies in HCC and CRC are being developed in combination with atezolizumab and bevacizumab under a supply and cost share clinical collaboration arrangement with Roche Holding AG, or Roche. Our signal finding studies in SCCHN are being developed in combination with nivolumab under our collaboration agreement with BMS.

–In CRC, we have initiated the clinical trial investigating two signal finding cohorts of 30 patients each in collaboration with Roche. The first cohort will enroll 3L patients to be treated with atezolizumab combined with bevacizumab and RP2 and the second cohort with atezolizumab and bevacizumab and RP3. We believe that data with both RP2 and RP3 in CRC will allow the comparative efficacy of RP2 and RP3 to be evaluated in a particularly difficult to treat patient population.

–In HCC, two signal finding cohorts of 30 patients each will be enrolled in collaboration with Roche. The first cohort will enroll 1L patients treated with SOC atezolizumab combined with bevacizumab and RP3, and the second cohort will enroll patients who have progressed on 1L immunotherapy (including atezolizumab/bevacizumab), and will be treated with atezolizumab combined with bevacizumab and RP3. This clinical trial is expected to initiate this quarter.

–In SCCHN, the trial will be conducted under our collaboration with BMS. This study is intended to include two cohorts of patients, the first with locally advanced disease is planned to enroll approximately 100 patients randomized 1:1 to either SOC chemotherapy combined with radiation, or SOC combined with RP3 followed by adjuvant nivolumab therapy. The second, signal finding cohort, will enroll 30 patients with recurrent or metastatic SCCHN with low PD-L1 levels (CPS<20) who will be treated with chemotherapy, nivolumab and RP3. Due to the global shortage of cisplatin and carboplatin, initiation of this study is currently on hold until sufficient supplies of these agents are available.

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
Our net losses were $49.6 million and $42.3 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $535.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of June 30, 2023, we had cash and cash equivalents and short-term investments of $539.1 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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
Other income (expense), net
Research and development incentives
Research and development incentives consists of reimbursements of research and development expenditures. We participate, through our subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of up to 10% of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as other income.
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

Income taxes
During the three months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred in the United Kingdom in each period due to its uncertainty of realizing a benefit from those items. During the three months ended June 30, 2023, the Company recorded a tax expense of $0.2 million primarily related to the Company’s interest income in the United States, partially offset by discrete share-based compensation items.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended June 30, 2023 and 2022, the Company excluded the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2023 and March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended June 30, 2023 and 2022
The following chart summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$40,437	$29,478	$10,959
Selling, general and administrative	15,211	11,398	3,813
Total operating expenses	55,648	40,876	14,772
Loss from operations	(55,648)	(40,876)	(14,772)
Other income (expense):
Research and development incentives	393	851	(458)
Investment income	6,186	343	5,843
Interest expense on finance lease liability	(544)	(552)	8
Interest expense on debt obligations	(1,115)	—	(1,115)
Other income (expense)	1,374	(2,019)	3,393
Total other income (expense), net	6,294	(1,377)	7,671
Loss before income taxes	$(49,354)	$(42,253)	$(7,101)
Income tax provision	$201	$—	$201
Net loss	$(49,555)	$(42,253)	$(7,302)
Research and development expenses
Research and development expenses for the three months ended June 30, 2023 were $40.4 million, compared to $29.5 million for the three months ended June 30, 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program:
RP1	12,296	5,962	6,334
RP2	1,286	1,868	(582)
RP3	3,940	5,008	(1,068)
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	18,026	12,505	5,521
Other	4,889	4,135	754
Total research and development expenses	$40,437	$29,478	$10,959
The increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year, and a reduction of $1.1 million of costs sharing in the CERPASS trial from Regeneron during the current period as discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Quarterly Report. Additionally, during the quarter, the Company focused on RP1 drug substance batches and saw increased clinical development expenses, including primarily data management costs, CRO costs and investigator costs, related to preparation of primary data release and a potential BLA filing.
In addition, the changes in our direct research and development expenses between our product candidates is primarily associated with process development, qualification and comparability of our in-house manufactured materials compared to our third-party manufactured materials in readiness for utilizing our product candidates made at our in-house manufacturing facility in our clinical development programs and preparation for potential commercial manufacture, if approved.
The increase of $6.3 million in our unallocated expenses was due to a $5.5 million increase in personnel-related costs and $0.8 million increase in other expenses. The increase in personnel-related costs included a $4.8 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.7 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we continue to expand the development plan in multiple indications. Personnel related costs for the three months ended June 30, 2023 and 2022 included stock-based compensation expense of $3.3 million and $2.6 million, respectively. Furthermore, the change in other expenses is primarily driven by an increase of approximately $0.3 million in consulting costs across our platform and a $0.3 million increase in medical affairs costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $15.2 million for the three months ended June 30, 2023, compared to $11.4 million for the three months ended June 30, 2022. The increase of $3.8 million is primarily the result of an increase of $2.8 million in personnel related costs, including a stock-based compensation increase of $1.0 million, and an increase of $1.8 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our selling, general and administrative functions, focusing on additional pre-launch planning and initial build of the Company's commercial infrastructure. Additionally, there is an increase of $1.3 million in other variable costs which is driven by approximately $0.9 million in external spend increases in building and preparation for sales and marketing programs, and market research.
Total other income (expense), net
Other net income was $6.3 million for the three months ended June 30, 2023, compared to a net expense of $1.4 million for the three months ended June 30, 2022. The net change of $7.7 million is primarily attributable to an increase in investment income of $5.8 million as a result of higher interest rates during the quarter, as well as a decrease in expense of $3.4 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This income is partially offset by an increase in interest expense of approximately $1.1 million on debt obligations related to the Hercules Loan Agreement which we did not incur in the prior year.
Income tax provision

Income tax provision for the three months ended June 30, 2023 was $0.2 million compared to $0.0 million for the three months ended June 30, 2022. The income tax provision is primarily attributable to related to the Company’s interest income in the United States, partially offset by discrete share-based compensation items.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through June 30, 2023, we had received net proceeds of $935.9 million through the sale of shares of common stock and warrants exercisable for common stock in public offerings and at-the-market offerings, as well as net $27.8 million from our incurrence of debt under the term loan agreement with Hercules. As of June 30, 2023, we had cash and cash equivalents and short-term investments of $539.1 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30, 2023
	2023	2022
	(Amounts in thousands)
Net cash used in operating activities	$(48,588)	$(33,455)
Net cash used in investing activities	7,361	5,315
Net cash provided by financing activities	1,105	32,522
Effect of exchange rate changes on cash and cash equivalents	13	1,915
Net decrease in cash and cash equivalents	$(40,109)	$6,297
Operating activities
During the three months ended June 30, 2023, net cash used in operating activities was $48.6 million, primarily resulting from our net loss of $49.6 million, partially offset by non-cash charges of $4.3 million, which primarily consist of stock-based compensation expense of $8.8 million, and a decrease in cash of $3.4 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the three months ended June 30, 2023 consisted primarily of a $1.2 million decrease in accrued expenses and other current liabilities, a $1.6 million decrease in prepaid expenses and other current assets, a net $0.6 million change in operating and financing right-of-use assets and lease liabilities, a $0.8 million decrease in accounts payable, and a $0.4 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
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
Investing activities

During the three months ended June 30, 2023, net cash provided by investing activities was $7.4 million, consisting of $177.1 million in proceeds from sales and maturities of short-term investments, partially offset by $169.3 million in purchases of available for sale securities, and $0.4 million in purchases of property, plant and equipment.
During the Three Months Ended June 30, 2022, net cash provided by investing activities was $5.3 million, consisting of $67.0 million in proceeds from sales and maturities of short-term investments, partially offset by $60.6 million in purchases of available for sale securities and $1.1 million in purchases of property, plant and equipment.
Financing Activities
During the three months ended June 30, 2023, net cash provided by financing activities was $1.1 million, consisting primarily of $1.2 million in proceeds from the exercise of stock options.
During the Three Months Ended June 30, 2022, net cash provided by financing activities was $32.5 million, consisting of primarily $31.0 million from the issuance of common stock through ATM sales, as well as approximately $1.6 million in proceeds from the exercise of stock options.
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

As of June 30, 2023, we had cash and cash equivalents and short-term investments of $539.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023, will enable us to fund operations into the second half of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 18, 2023.
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
Incyte

In July 2023, we entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, Replimune will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) by Replimune upon the inappropriate or unsafe use of the RP1 product candidate; (iii) the discontinuation of development of its clinical drug candidate; (iv) the unethical or illegal business practices of the other party; or (v) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•our ability to obtain and maintain sufficient quantities of materials and supplies to conduct our clinical trials, such as comparative, control and/or standard of care therapies including chemotherapeutic agents that are currently in short supply in the industry;
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2023 and 2022, we reported a net loss of $49.6 million and $42.3 million, respectively. At June 30, 2023, we had an accumulated deficit of $535.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At June 30, 2023, our cash and cash equivalents and short-term investments were $539.1 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments,as of June 30, 2023 will enable us to fund operations into the second half of calendar 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
We currently have only one in-house manufacturing site approved for use in our clinical trials. In addition, we do not have any long-term commitments from our suppliers of raw materials or clinical trial material or guaranteed prices for our product candidates or their components. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers of raw materials or our product candidates, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our raw materials or product candidates that meet the necessary quality standards may delay our development or commercialization.
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
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. We have completed the process of transferring the manufacturing of RP1, RP2 and RP3 from our third-party contract manufacturer. Comparability analysis of RP1, RP2 and RP3 produced at our in-house Framingham facility with the contract manufacturer material used in our clinical studies is complete. The FDA and some European regulatory agencies have approved the use of material produced at our Framingham facility in ongoing and future clinical trials. The Framingham facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. For example, in May 2023, we announced Jean Franchi, our Chief Financial Officer notified us of her resignation from the Company effective June 2, 2023. These changes and any future significant leadership changes or senior management transitions involve inherent risk. Any failure to find a timely and suitable replacement and ensure an effective transition within executive leadership or senior management, including the effective onboarding, assimilation, and retention of our management team and key employees, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and may negatively impact our operations and relationships with employees and third-parties due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1	First Amendment to Loan and Security Agreement, dated as of June 28, 2023, by and among Replimune Group Inc., Replimune Inc., Replimune Limited and Hercules Capital, Inc.
10.2†	Separation Agreement and Release, dated as of May 18, 2023 by and between Jean Franchi and Replimune, Inc.
10.3†	Consulting Agreement, dated as of May 18, 2023 by and between Jean Franchi and Replimune, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Accounting Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: August 3, 2023	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: August 3, 2023	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)