Form 10-Q
period 2023-09-30
Replimune Group, Inc.
filed 2023-11-07
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 3, 2023 was 59,059,343.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$75,996	$146,590
Short-term investments	420,765	436,796
Research and development incentives receivable	2,900	2,939
Prepaid expenses and other current assets	8,514	6,278
Total current assets	508,175	592,603
Property, plant and equipment, net	8,445	7,479
Research and development incentives receivable, non-current	809	—
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	4,882	5,208
Right-to-use asset - financing leases	38,451	39,665
Total assets	$562,398	$646,591

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,365	$5,364
Accrued expenses and other current liabilities	31,651	24,704
Operating lease liabilities, current	1,138	1,118
Financing lease liabilities, current	2,678	2,639
Total current liabilities	39,832	33,825
Operating lease liabilities, non-current	4,052	4,389
Financing lease liabilities, non-current	23,709	23,965
Long term debt, net of discount	29,161	28,648
Other liabilities, non-current	472	472
Total liabilities	$97,226	$91,299
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2023 and March 31, 2023; 59,059,343 and 56,676,313 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	59	57
Additional paid-in capital	1,054,712	1,034,994
Accumulated deficit	(595,087)	(485,488)
Accumulated other comprehensive income	5,488	5,729
Total stockholders' equity	465,172	555,292
Total liabilities and stockholders' equity	$562,398	$646,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$49,101	$28,834	$89,538	$58,312
Selling, general and administrative	14,730	12,745	29,941	24,143
Total operating expenses	63,831	41,579	119,479	82,455
Loss from operations	(63,831)	(41,579)	(119,479)	(82,455)
Other income (expense):
Research and development incentives	443	574	836	1,425
Investment income	6,049	1,112	12,235	1,455
Interest expense on finance lease liability	(542)	(550)	(1,086)	(1,102)
Interest expense on debt obligations	(955)	—	(2,070)	—
Other (expense) income	(1,409)	(2,659)	(35)	(4,678)
Total other income (expense), net	3,586	(1,523)	9,880	(2,900)
Loss before income taxes	$(60,245)	$(43,102)	$(109,599)	$(85,355)
Income tax (benefit)	(201)	$—	$—	$—
Net loss	$(60,044)	$(43,102)	$(109,599)	$(85,355)
Net loss per common share, basic and diluted	$(0.90)	$(0.79)	$(1.65)	$(1.57)
Weighted average common shares outstanding, basic and diluted	66,582,280	54,770,291	66,475,577	54,492,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(60,044)	$(43,102)	$(109,599)	$(85,355)
Other comprehensive loss:
Foreign currency translation gain	1,308	2,330	3	4,067
Net unrealized loss on short-term investments, net of tax of $0	214	81	(244)	(163)
Comprehensive loss	$(58,522)	$(40,691)	$(109,840)	$(81,451)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(1,305)	(1,305)
Unrealized loss on short-term investments	—	—	—	—	(458)	(458)
Exercise of pre-funded warrants	1,922,655	—	—	—	—	—
Exercise of stock options	96,146	—	1,209	—	—	1,209
Vesting of RSUs	281,211	—	—	—	—	—
Stock-based compensation expense	—	—	8,846	—	—	8,846
Net loss	—	—	—	(49,555)	—	(49,555)
Balances as of June 30, 2023	58,976,325	57	1,045,049	(535,043)	3,966	514,029
Foreign currency translation adjustment	—	—	—	—	1,308	1,308
Unrealized gain on short-term investments	—	—	—	—	214	214
Exercise of stock options	67,210	1	549	—	—	550
Vesting of RSUs	15,808	1	—	—	—	1
Stock-based compensation expense	—	—	9,114	—	—	9,114
Net loss	—	—	—	(60,044)	—	(60,044)
Balances as of September 30, 2023	59,059,343	59	1,054,712	(595,087)	5,488	465,172

Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	1,686,438	2	31,035	—	—	31,037
Foreign currency translation adjustment	—	—	—	—	1,737	1,737
Unrealized loss on short-term investments	—	—	—	—	(244)	(244)
Exercise of stock options	124,028	—	1,562	—	—	1,562
Vesting of RSUs	149,341	—	—	—	—	—
Stock-based compensation expense	—	—	7,194	—	—	7,194
Net loss	—	—	—	(42,253)	—	(42,253)
Balances as of June 30, 2022	49,298,467	49	763,150	(353,457)	520	410,262
Issuance of common stock through ATM sales, net of offering costs	340,000	1	6,400	—	—	6,401
Foreign currency translation adjustment	—	—	—	—	2,330	2,330
Unrealized gain on short-term investments	—	—	—	—	81	81
Exercise of stock options	88,252	—	1,108	—	—	1,108
Vesting of RSUs	12,688		—			—
Stock-based compensation expense	—	—	6,992	—	—	6,992
Net loss	—	—	—	(43,102)	—	(43,102)
Balances as of September 30, 2022	49,739,407	50	777,650	(396,559)	2,931	384,072
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(109,599)	$(85,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,961	14,186
Depreciation	1,275	1,237
Net amortization of premiums and discounts on short-term investments	(6,459)	(161)
Noncash interest expense	513	—
Unrealized foreign currency transaction losses	37	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(835)	(1,417)
Prepaid expenses and other current assets	(2,243)	159
Operating lease, right-of-use-asset	300	252
Finance lease, right-of-use-asset	1,214	1,214
Accounts payable	(1,029)	698
Accrued expenses and other current liabilities	6,977	2,779
Operating lease liabilities	(290)	(257)
Net cash used in operating activities	(92,178)	(66,665)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(2,203)	(1,464)
Purchase of short-term investments	(281,246)	(193,685)
Proceeds from sales and maturities of short-term investments	303,493	200,500
Net cash provided by investing activities	20,044	5,351
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	—	37,438
Principal payment of finance lease obligation	(217)	(163)
Proceeds from exercise of stock options	1,760	2,670
Net cash provided by financing activities	1,543	39,945
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	4,351
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,594)	(17,018)
Cash, cash equivalents and restricted cash at beginning of period	148,226	107,584
Cash, cash equivalents and restricted cash at end of period	$77,632	$90,566

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	1,343	—
Cash paid for income taxes	300	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	138	96
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business
Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company with the mission to transform cancer treatment by pioneering the development of a novel portfolio of oncolytic immunotherapies. The Company's proprietary oncolytic immunotherapy product candidates are designed and intended to maximally activate the immune system against cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned, direct and indirect subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); Replimune Securities Corporation; and Replimune (Ireland) Limited.
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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $60.0 million and $43.1 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $109.6 million and $85.4 million for the six months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $595.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of September 30, 2023, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and six months ended September 30, 2023 and 2022 and the consolidated statements of cash flows for the six months ended September 30, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and six months ended September 30, 2023 and 2022 and its cash flows for the six months ended September 30, 2023 and 2022. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2023 and 2022 are unaudited. The results for the three and six months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending March 31, 2024, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission on May 18, 2023 (the "Annual Report").
During the three and six months ended September 30, 2023, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$60,837	$—	$60,837
Short-term investments
US Government Agency bonds	—	266,256	—	266,256
US Treasury bonds	—	154,509	—	154,509
	$—	$481,602	$—	$481,602

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$121,455	$—	$121,455
Short-term investments
US Government Agency bonds	—	240,355	—	240,355
US Treasury bonds	—	196,441	—	196,441
	$—	$558,251	$—	$558,251
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and six months ended September 30, 2023 and 2022, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2023 and money market funds at March 31, 2023.
4. Short-term investments
As of September 30, 2023 and March 31, 2023, the Company's available-for-sale investments by type consisted of the following:

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$266,452	$68	$(264)	$—	$266,256
US Treasury bonds	154,620	1	(112)	—	154,509
Total	$421,072	$69	$(376)	$—	$420,765

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	240,371	187	(203)	$—	240,355
US Treasury bonds	196,488	77	(124)	—	196,441
Total	$436,859	$264	$(327)	$—	$436,796

As of September 30, 2023, available-for-sale securities consisted of investments that mature within one year. As of March 31, 2023, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $15.1 million.
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2023	March 31, 2023
Office equipment	$1,397	$1,240
Computer equipment	1,846	1,806
Plant and laboratory equipment	9,706	9,186
Leasehold improvements	1,842	1,706
Capitalized software	724	—
Construction in progress	1,447	783
Total property, plant and equipment	16,962	14,721
Less: Accumulated depreciation	(8,517)	(7,242)
Property, plant and equipment, net	$8,445	$7,479
Depreciation expense was $0.7 million and $1.3 million for the three and six months ended September 30, 2023 and $0.6 million and $1.2 million for the three and six months ended September 30, 2022, respectively. Depreciation expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	March 31, 2023
Accrued research and development costs	$19,945	$11,261
Accrued compensation and benefits costs	7,128	9,909
Accrued professional fees	687	540
Other	3,891	2,994
Total accrued expenses and other current liabilities	$31,651	$24,704

7 Debt
On October 6, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the closing date, and at the Company's sole option, could have drawn, but did not draw, down an additional $30.0 million on or prior to September 30, 2023. The Company can also draw as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

The Loan Agreement was subsequently amended (the "Amendment") on June 28, 2023 pursuant to which the Company agreed to draw an initial term loan advance in an aggregate principal amount not less than $30.0 million, provided that the aggregate amount of the term loan advances made under tranche 1 do not exceed $30.0 million, which reflects a decrease of $30 million from the $60.0 million in the original Loan Agreement for tranche 1. The total amount of the Loan Agreement, as well as the outstanding balance of the loan, is unchanged, but the option to borrow an additional $30.0 million moved from tranche 1 to tranche 2. Therefore, the Amendment provides that the Company can draw down an additional $45.0 million on or prior to December 31, 2023, which includes the $30.0 million that was moved from tranche 1 to tranche 2, and the $15.0 million in the original Loan Agreement for tranche 2. The impact of this amendment is not a modification, as it does not relate to outstanding debt, but is rather an amendment that provides for a future potential benefit. There is no material impact to the financial statements as a result of the Amendment.

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

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through September 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until October 2027. At the Company's option, the Company may prepay all or a portion of the outstanding borrowings, subject to a prepayment fee of 3.0% of the principal amount if prepayment had occurred during the 12 months following the closing date, 2.0% after 12 months following the closing date but prior to 36 months following the closing date, and 1.0% thereafter.

The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain unrestricted cash in an amount not less than 35% of the aggregate outstanding secured obligations under the Loan Agreement in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times commencing on January 1, 2024. In addition, the Loan Agreement also contains a financial covenant that beginning on the later of (i) July 1, 2024 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility.

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $0.3 million as of September 30, 2023 and $0.2 million as of March 31, 2023.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs related to the Company's right to borrow additional amounts from Hercules in the future were recorded in other assets and amortized to interest expense over the relevant draw period on a straight-line basis. As a result of the Amendment, the Company recorded $0.1 million of the remaining unamortized deferred financing costs related to the Tranche 1 delayed draw to interest expense as of September 30, 2023. Interest expense for the three months and six months ended September 30, 2023 was $1.0 million and $2.1 million.

The summary of obligations under the term loan as of September 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Principal loan balance	$30,453	$30,222
Facility charge and diligence fee	(293)	(315)
Unamortized issuance costs	(1,308)	(1,410)
Accumulated end of term fee	309	151
Long term debt, net	$29,161	$28,648

The annual principal payments due under the Loan Agreement as of September 30, 2023 and March 31, 2023 were as follows:

	September 30, 2023	March 31, 2023
2024	—	—
2025	—	—
2026	—	—
2027	13,438	13,438
Thereafter	18,701	18,701
Total	$32,139	$32,139

The table of future payments of long-term debt excludes the end of term charge of $1.5 million, which is due upon the maturity of the loan
8 Stockholders’ equity
Common stock
As of September 30, 2023 and March 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	September 30, 2023	March 31, 2023
Stock options, issued and outstanding	9,155,387	7,454,828
Restricted stock units	2,189,837	1,351,280
Stock options and restricted stock units, future issuance	2,064,858	2,209,597
Employee stock purchase plan, available for future grants	2,738,208	2,076,603
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	7,561,583	9,484,238
Total shares of common stock reserved for future issuance	24,207,217	23,073,890
Undesignated preferred stock
As of September 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2023.
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
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company could sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock, $0.001 par value per share, through the Agent, as the Company’s sales agent. During the three and six months ended September 30, 2022, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.3 million.
On August 3, 2023, the 2022 Sales Agreement was terminated by the execution by the Company and Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Current Agent") of a new sales agreement (the "2023 Sales Agreement"). Under the 2023 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $250.0 million of share of the Company's common stock, $0.001 par value shares (the "Shares"), through the Current Agent, as the Company's sales agent.
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to an automatically effective registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 3, 2023 for an offering of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
Subject to the terms of the 2023 Sales Agreement, the Current Agent will use reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Current Agent a commission of up to 3.0% of the gross proceeds from the sale of the Shares. The Company has also agreed to provide the Current Agent with customary indemnification rights.
During the three and six months ended September 30, 2023, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
Equity offerings
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
The 7,561,583 shares of the Company's common stock underlying the above-described pre-funded warrants are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as described below in Note 11.

During the six months ended September 30, 2023, a holder of the Company's pre-funded warrants exercised 1,922,655 of its pre-funded warrants and the Company issued 1,922,655 shares of common stock in exchange thereof.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,447	$2,529	$7,745	$5,143
Selling, general and administrative	4,667	4,463	10,216	9,043
	$9,114	$6,992	$17,961	$14,186

     The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Stock options	$5,688	$4,845	$11,302	$10,004
Restricted stock units	3,426	2,147	6,659	4,182
	$9,114	$6,992	$17,961	$14,186
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of September 30, 2023. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants as of March 31, 2023, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2023, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,646,422 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2023. As of September 30, 2023, 2,064,858 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2023, the number of shares reserved for issuance under the ESPP automatically increased by 661,605, for a total of 2,738,208 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

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
In September 2023, the Company granted an equity award to a newly hired executive as a material inducement to enter into employment with the Company. The grant constitutes an "employment inducement grant" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grant included a nonqualified stock option to purchase up to 125,000 shares of the Company's common stock, as well as a restricted stock unit grant representing 83,330 shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grant is included in the stock option and RSU award tables below.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.34%	3.08%	3.69%	2.61%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	72.7%	74.5%	73.9%	75.5%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	7,454,828	$17.24	6.88	$31,244
Granted	2,064,526	$18.08
Exercised	(163,356)	$10.76
Cancelled	(200,611)	$24.73
Outstanding as of September 30, 2023	9,155,387	$17.38	6.78	$27,858
Options exercisable as of September 30, 2023	5,400,346	$15.28	5.60	$26,556
Options vested and expected to vest as of September 30, 2023	9,155,387	$17.38	6.78	$27,858
As of September 30, 2023, there was $46.4 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2023 and 2022 was $12.19 and $12.20, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2023 was $1.3 million.
Restricted stock units
A summary of the changes in the Company's RSUs during the three months ended September 30, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	1,351,280	24.38
Granted	1,216,516	18.11
Vested	(297,019)	25.36
Cancelled	(80,940)	21.70
Outstanding as of September 30, 2023	2,189,837	20.86
As of September 30, 2023, there was $39.4 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.0 years.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(60,044)	$(43,102)	$(109,599)	$(85,355)
Denominator:
Weighted average common shares outstanding, basic and diluted	66,582,280	54,770,291	66,475,577	54,492,395
Net loss per share, basic and diluted	$(0.90)	$(0.79)	$(1.65)	$(1.57)
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

	Three and Six Months Ended September 30,
	2023	2022
Options to purchase common stock	9,155,387	7,413,466
Unvested restricted stock units	2,189,837	1,263,341
Warrants to purchase common stock	497,344	497,344
	11,842,568	9,174,151

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
The Company did not record any costs as an offset to research and development expenses during the six months ended September 30, 2023, and recorded $1.1 million during the six months ended September 30, 2022. During the six months ended September 30, 2023 and 2022, the Company received payments under the terms of the agreement from Regeneron of $0.0 million and $2.0 million, respectively. No receivables from Regeneron were booked in connection with this agreement as of September 30, 2023 or March 31, 2023.
13 Collaboration and other arrangements
Roche
In December 2022, the Company announced that it had entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to its RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies will collaborate in two 30 patient cohort signal finding studies in third-line, or 3L, CRC and two 15 patient cohort signal finding studies in second-line, or 2L, HCC. Under the terms of the agreement, the companies will share costs and Roche will supply its currently approved drugs, atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP3. Roche will also supply atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP2. The Company has retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of the Company's product candidates. The agreement may be terminated by either party upon sixty (60) days prior written notice to the other party.
The agreement with Roche is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs and shares equally in development costs in accordance with and up to the amount in the agreed upon first study plan. The Company will account for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company will recognize any amounts received from Roche in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.
During the three and six months ended September 30, 2023 and 2022, the Company did not make any payments to Roche under the terms of the agreement. The Company recorded $1.0 million and $1.7 million as an offset to research and development expenses during the three and six months ended September 30, 2023, respectively. The Company did not record any costs as an offset to research and development expenses during the three and six months ended September 30, 2022. During the six months ended September 30, 2023 and 2022, the Company received payments under the terms of the agreement from Roche of $0.9 million and $0.0 million, respectively. As of September 30, 2023 and March 31, 2023, the Company recorded $1.7 million and $0.9 million as receivables from Roche in connection with this agreement, respectively.
Incyte

In July 2023, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, the Company will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. During the three and six months ended September 30, 2023, the Company did not make any payments to, or receive any payments from, Inctye under the terms of the agreement. Additionally, no costs were recorded to research and development expenses during the three and six months ended September 30, 2023 related to this agreement.
Amgen

In August 2023 the Company entered into a Settlement Agreement with Amgen and mutually agreed to terminate the Company's challenges to Amgen's patents. In connection with the Settlement Agreement, the Company entered into a License and Covenant Agreement with Amgen in which the Company agreed to pay Amgen low single-digit royalty payments on net sales of its products that, but for the license, could be found to infringe a valid Amgen patent on a country-by-country and product-by-product basis.
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,214	$1,214
Interest on lease liabilities	542	550	1,086	1,102
Operating lease costs	281	252	561	511
Total lease cost	$1,430	$1,409	$2,861	$2,827
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three and six months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Finance Lease Costs
Research and development	$607	$518	$1,214	$1,035
Selling, general and administrative	—	89	—	179
Other income (expense)	542	550	1,086	1,102
Operating Lease Costs
Research and development	228	103	457	213
Selling, general and administrative	53	149	104	298
Total lease cost	$1,430	$1,409	$2,861	$2,827
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of September 30, 2023:

	September 30, 2023
	Operating leases	Financing lease	Total
2024 (remaining six months)	$568	$1,335	$1,903
2025	1,143	2,718	3,861
2026	1,152	2,799	3,951
2027	1,120	2,883	4,003
2028	1,071	2,969	4,040
Thereafter	1,891	35,054	36,945
Total lease payments	6,945	47,758	54,703
Less: interest	1,755	21,371	23,126
Total lease liabilities	$5,190	$26,387	$31,577
The following table provides lease disclosure as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Leases
Right-to-use operating lease asset	$4,882	$5,208
Right-to-use finance lease asset	38,451	39,665
Total lease assets	$43,333	$44,873

Operating lease liabilities, current	$1,138	$1,118
Finance lease liabilities, current	2,678	2,639
Operating lease liabilities, non-current	4,052	4,389
Finance lease liabilities, non-current	23,709	23,965
Total lease liabilities	$31,577	$32,111
The following table provides lease disclosure for the three months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023		2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$528		$466
Operating cash flows from finance leases	$1,086		$1,102
Financing cash flows from finance leases	$217		$163
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	6.1	years	7.1	years
Weighted-average remaining lease term - financing leases	15.8	years	16.8	years
Weighted-average discount rate - operating leases	10.2%		9.8%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and six months ended September 30, 2023 and 2022.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2023 and March 31, 2023, the Company had committed to minimum payments under these arrangements totaling $1.0 million and $1.0 million, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 or March 31, 2023.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
15 Income taxes

The income tax (benefit) for the three months ended September 30, 2023 was $(0.2) million compared to $0.0 million for the three months ended September 30, 2022. The income tax (benefit) booked during the three months ended September 30, 2023 directly offsets the income tax provision booked during the three months ended June 30, 2023 primarily due to a decrease in forecasted income in the United States. The Company has not recorded any income tax provision (benefit) for the losses incurred based upon the weight of available evidence, that it is more likely than not that our losses will not be realized.
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	September 30, 2023	March 31, 2023
United States	$6,559	$5,836
United Kingdom	1,886	1,643
	$8,445	$7,479

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
Overview
General
We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients through our novel oncolytic immunotherapies. Our proprietary oncolytic immunotherapy product candidates are designed and intended to maximally activate the immune system against cancer.
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

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on establishing a major skin cancer franchise. We have completed enrolling patients in a randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, RP1’s lead indication, which is referred to herein as CERPASS or the CERPASS trial, under an agreement with our partner Regeneron Pharmaceuticals, Inc., or Regeneron. CERPASS is a registration directed clinical trial evaluating RP1 in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, versus cemiplimab alone. Regeneron has granted to us a non-exclusive royalty-free license to cemiplimab for use in this trial, is supplying cemiplimab at no cost and funded one-half of the clinical trial costs up to the amount agreed in the first study plan. CERPASS enrolled 211 patients with locally advanced or metastatic CSCC who are naïve to anti-PD1 therapy. An additional 20 patients were also dosed with RP1 made at our in-house manufacturing facility. The CERPASS protocol evaluates complete response, or CR rate, and overall response rate, or ORR, as its two independent primary efficacy endpoints as assessed by independent review, as well as duration of response, progression-free survival, or PFS, and overall survival, or OS, as secondary endpoints. As previously reported, we met with the FDA in the first quarter and discussed the rationale for the changes to the study design we made in 2020 reducing the study size from 240 to 180 patients and adding CR as a dual independent primary endpoint (the study subsequently over enrolled with 211 patients randomized, as reported in November 2022). No changes were made to the protocol as a result of the meeting. The independent review process is expected to complete shortly triggering a defined timeline to data release in early December. Assuming positive primary analysis data is generated, including demonstrating overall clinical benefit, we continue to expect to make a Biologics License Application submission for RP1 in Q2 2024.

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

We initiated the registration directed Phase 2 expansion cohort in the IGNYTE trial enrolling 125 patients with anti-PD-1 failed cutaneous melanoma after completing enrollment in a prior Phase 2 cohort in the same clinical trial of approximately 30 patients with melanoma, which demonstrated the tolerability and clinical activity of the combination of RP1 and nivolumab in patients with melanoma, including those who had failed prior anti-PD-1 when given alone or in combination with CTLA-4 blockade. In March 2021, we held a Type B meeting with the FDA to discuss the design of the 125 patient expansion cohort in the IGNYTE trial. In this meeting, the FDA expressed that while a randomized controlled clinical trial would always be preferred for registration purpose, that in this patient population with no clear standard of care, if the clinical data is sufficiently compelling then the data could be considered for submission by the FDA under the accelerated approval pathway. The FDA also indicated that a randomized confirmatory trial would also be needed as is required under the accelerated approval pathway. In December 2022, we reported data from the first 75 patients with at least six months follow-up. The data snapshot based on investigator response showed a 20% CR rate and a 36% ORR with activity across all disease stages and strong durability. In January 2023, we completed target enrollment of 125 patients with patients in screening at that time continuing to be enrolled. We completed enrollment in this cohort in March 2023, ultimately enrolling 140 patients. In June 2023, further updated data from the initial 75 patients was presented at the American Society of Clinical Oncology, or ASCO, showing RP1 combined with nivolumab continued to demonstrate deep and durable responses with a well-tolerated safety profile and no progression in responding patients since the prior data snapshot. The updated data also showed overall response rate (ORR) of 37.4%, with clinically meaningful activity across the range of anti-PD1 failed cutaneous melanoma settings enrolled, including in patients with moderate-high tumor burden and visceral disease. We remain on track to announce snapshot data for all patients (N=140) in early December 2023 by which point all patients will have had at least 6 months follow up and at which time we also expect to present the design of a confirmatory study agreed with the FDA to support the potential approval of RP1 in anti-PD1 failed melanoma via the accelerated approval pathway. Planning for the confirmatory study is underway to ensure it has commenced ahead of any BLA submission. The per protocol primary analysis will take place 12 months post the last patient enrolled and, accordingly, we plan to submit a BLA in Q3 2024.

In NMSC, enrollment in the anti-PD-1 naïve NMSC cohort has completed, included patients with cutaneous squamous cell carcinoma, or CSCC, basal cell carcinoma, or BCC, merkel cell carcinoma, or MCC, and angiosarcoma. Updated data from the CSCC patients in the anti-PD-1 naïve NMSC cohort, presented in March 2022, continued to show nearly half of the patients achieving a complete response and nearly 65% achieving a complete or partial response. We are currently enrolling an extension of the NMSC cohort of RP1 in combination with nivolumab in NMSC patients who have failed prior treatment with anti-PD(L)-1. In March 2022, we reported initial data (N=12) from this extension cohort where responses had been observed in anti-PD(L)-1 failed CSCC, MCC and angiosarcoma tumors. We believe the activity of RP1 combined with nivolumab in this anti-PD(L)-1 failed cohort represents a new potential therapeutic option for these patients and supports the broad potential for RP1 in anti-PD(L)-1 failed skin cancers beyond melanoma. Recruitment remains ongoing, with a data update expected from the first 30 patients with at least 6 months follow up in December 2023.

We also have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients transplant recipients with skin cancers. In November 2023 we presented initial data from the ARTACUS clinical trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s (SITC) 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and Merkel cell carcinoma (n=3), demonstrating an overall response rate (ORR) of 34.5% and a confirmed complete response rate of 21% (CR). RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed.

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

We initiated a Phase-1 clinical trial of RP2 alone and in combination with nivolumab in the second half of 2019. This clinical trial is also being conducted as part of our collaboration with BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and will supply at no cost, nivolumab, for use in combination with RP2. We have presented data from the single agent RP2 portion of this clinical trial that showed deep and durable responses, including demonstration of tumor response in uninjected lesions and in patients with difficult to treat advanced cancers. We believe that this data supports the hypothesis that anti-CTLA-4 delivered intra-tumorally through oncolytic virus replication, with accompanying antigen release and presentation, can provide potent anti-tumor effects. We have also presented combination data from both the clinical trial that showed compelling activity in patients with immune insensitive tumors and with anti-PD-1 failed disease. In the second half of 2021, we reported full enrollment in the initial 30 patient combination with nivolumab part of the Phase 1 clinical trial following which a protocol amendment was made to expand this clinical trial to enroll additional patients who are required to have specific tumor types of interest, including gastro-intestinal cancers, breast cancer, lung cancer, head and neck cancer and uveal melanoma, rather than any type of tumor as were eligible for the initial 30 patient group. We plan to present updated data from this cohort of metastatic uveal melanoma patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress on November 8, 2023.

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

Enrollment in the Phase 1 program with both RP2 and RP3 is materially complete. Any additional Phase 2 development programs not already announced which are driven by data from the full Phase 1 data and other opportunistic considerations are expected to be announced in early 2024.

We continue to plan for, and are initiating and conducting, our previously announced Phase 2 development program for RP2 and/or RP3. As previously announced, our initial signal finding single arm Phase 2 clinical trials are addressing the following tumor types: squamous cell carcinoma of the head and neck, or SCCHN, locally advanced and recurrent/metastatic; hepatocellular carcinoma, or HCC, both first and second line; and colorectal cancer, or CRC, third line; with additional studies in other tumor types intended to follow. As we announced in December 2022, our signal finding studies in HCC and CRC are being developed in combination with atezolizumab and bevacizumab under a supply and cost share clinical collaboration arrangement with Roche Holding AG, or Roche. Our signal finding studies in SCCHN are planned to be developed in combination with nivolumab under our collaboration agreement with BMS.

–In CRC, we have initiated the clinical trial investigating two signal finding cohorts of 30 patients each in collaboration with Roche. The first cohort is enrolling 3L patients to be treated with atezolizumab combined with bevacizumab and RP2 and the second cohort is enrolling 3L patients to be treated with atezolizumab and bevacizumab and RP3. We believe that data with both RP2 and RP3 in CRC will allow the comparative efficacy of RP2 and RP3 to be evaluated in a particularly difficult to treat patient population.

–In HCC, two signal finding cohorts of 15 patients each will be enrolled in collaboration with Roche. The first cohort will enroll 2L patients treated with standard of care, or SOC, atezolizumab combined with bevacizumab and RP3, and the second cohort will enroll 2L patients treated with atezolizumab combined with bevacizumab and RP2. This clinical trial has recently initiated.

–In SCCHN, the trial will be conducted under our collaboration with BMS. This study is intended to include two cohorts of patients, the first with locally advanced disease is planned to enroll approximately 100 patients randomized 1:1 to either SOC chemotherapy combined with radiation, or SOC combined with RP3 followed by adjuvant nivolumab therapy. The second, signal finding cohort, will enroll 30 patients with recurrent or metastatic SCCHN with low PD-L1 levels (CPS<20) who will be treated with chemotherapy, nivolumab and RP3. Due to the global shortage of cisplatin and carboplatin, initiation of this study has been on hold.

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
Our net losses were $60.0 million and $43.1 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $595.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of September 30, 2023, we had cash and cash equivalents and short-term investments of $496.8 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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
Other (expense) income, net
Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
During the six months ended September 30, 2023 and 2022, the Company has not recorded any income tax provision (benefit) for the losses we incurred based upon the weight of available evidence, that it is more likely than not that the Company’s losses will not be realized.
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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income as well as prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2023 and March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended September 30, 2023 and 2022
The following chart summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$49,101	$28,834	$20,267
Selling, general and administrative	14,730	12,745	1,985
Total operating expenses	63,831	41,579	22,252
Loss from operations	(63,831)	(41,579)	(22,252)
Other income (expense):
Research and development incentives	443	574	(131)
Investment income	6,049	1,112	4,937
Interest expense on finance lease liability	(542)	(550)	8
Interest expense on debt obligations	(955)	—	(955)
Other (expense) income	(1,409)	(2,659)	1,250
Total other income (expense), net	3,586	(1,523)	5,109
Loss before income taxes	$(60,245)	$(43,102)	$(17,143)
Income tax (benefit)	$(201)	$—	$(201)
Net loss	$(60,044)	$(43,102)	$(16,942)
Research and development expenses
Research and development expenses for the three months ended September 30, 2023 were $49.1 million, compared to $28.8 million for the three months ended September 30, 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program:
RP1	16,623	9,531	7,092
RP2	2,895	552	2,343
RP3	4,156	2,482	1,674
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	20,677	12,495	8,182
Other	4,750	3,774	976
Total research and development expenses	$49,101	$28,834	$20,267
The increase in RP1 is primarily the result of an increase in our number of clinical trial sites and patient enrollment as compared to the prior year. In addition, during the second quarter, the Company focused approximately two-thirds of manufacturing efforts on RP1 drug product fills. Clinical development expenses increased versus the prior year in preparation of primary data release and a potential BLA filing. More specifically, CRO and investigator costs, as well as RP1 imaging costs, account for approximately $7.8 million of the increase in clinical development costs year over year.
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
The increase of $9.2 million in our unallocated expenses was due to a $8.2 million increase in personnel-related costs and $1.0 million increase in other expenses. The increase in personnel-related costs included a $6.3 million increase in payroll and fringe benefits and a stock-based compensation increase of $1.9 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we continue to expand the development plan in multiple indications. Personnel related costs for the three months ended September 30, 2023 and 2022 included stock-based compensation expense of $4.4 million and $2.5 million, respectively. Furthermore, the change in other expenses is primarily driven by an increase of approximately $0.4 million in consulting costs, a $0.4 million increase in conferences and exhibitions, and a $0.2 million net increase in operating and lab supplies during the quarter as compared to the prior year. These costs are somewhat offset by a decrease in other variable costs of $0.3 million. These changes are in line with increased overall clinical development costs and clinical trial activities.
Selling, general and administrative expenses
Selling, general and administrative expenses were $14.7 million for the three months ended September 30, 2023, compared to $12.7 million for the three months ended September 30, 2022. The increase of $2.0 million is primarily the result of an increase of $1.1 million in personnel related costs, including a stock-based compensation increase of $0.2 million, and an increase of $0.9 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our selling, general and administrative functions, focusing on additional pre-launch planning and initial build of the Company's commercial infrastructure. Additionally, there is a net increase of $0.9 million in sales and marketing and other variable costs, which is driven by external spend increases in building and preparation for sales and marketing programs, and market research.
Total other income (expense), net
Other net income was $3.6 million for the three months ended September 30, 2023, compared to a net expense of $1.5 million for the three months ended September 30, 2022. The net change of $5.1 million is primarily attributable to an increase in investment income of $4.9 million as a result of higher interest rates during the quarter, as well as a decrease in expense of $1.2 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This income is partially offset by an increase in interest expense of approximately $1.0 million on debt obligations related to the Hercules Loan Agreement which we did not incur in the prior year.
Income tax (benefit) provision
The income tax (benefit) for the three months ended September 30, 2023 was $0.2 million compared to $0.0 million for the three months ended September 30, 2022. The income tax (benefit) booked during the three months ended September 30, 2023 directly offsets the income tax provision booked during the three months ended June 30, 2023 primarily due to a decrease in forecasted income in the United States. The Company has not recorded any income tax provision (benefit) for the losses incurred based upon the weight of available evidence, that it is more likely than not that our losses will not be realized.
Comparison of the six months ended September 30, 2023 and 2022
The following chart summarizes our results of operations for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023	2022	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$89,538	$58,312	$31,226
Selling, general and administrative	29,941	24,143	5,798
Total operating expenses	119,479	82,455	37,024
Loss from operations	(119,479)	(82,455)	(37,024)
Other income (expense):
Research and development incentives	836	1,425	(589)
Investment income	12,235	1,455	10,780
Interest expense on finance lease liability	(1,086)	(1,102)	16
Interest expense on debt obligations	(2,070)	—	(2,070)
Other (expense) income	(35)	(4,678)	4,643
Total other income (expense), net	9,880	(2,900)	12,780
Loss before income taxes	(109,599)	(85,355)	(24,244)
Income tax provision	—	—	—
Net loss	$(109,599)	$(85,355)	$(24,244)
Research and development expenses

	Six Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program:
RP1	28,919	15,492	13,427
RP2	4,181	2,420	1,761
RP3	8,096	7,490	606
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	38,704	25,000	13,704
Other	9,638	7,910	1,728
Total research and development expenses	$89,538	$58,312	$31,226
Research and development expenses for the six months ended September 30, 2023 were $89.5 million, compared to $58.3 million for the six months ended September 30, 2022. The increase of $31.2 million was due to an increase of approximately $15.8 million in direct research costs related to our ongoing clinical trials for RP1, RP2 and RP3. During the first half of the year, the Company focused on drug substance batches for RP1, as well as drug product fills for RP1 and RP2. Furthermore, clinical development costs continued to increase over the prior year primarily in the areas of CRO costs, investigator costs, and RP1 imaging costs, making up for approximately $10.5 million of the increase in development expenses. The increases in development expenses are being driven by costs related to preparation of primary data release and a potential BLA filing.
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
In addition, there is an increase of approximately $15.4 million in unallocated research and development costs, mainly attributable to a $13.7 million in personnel-related costs, including a $11.1 million increase in payroll and fringe benefits and a stock-based compensation increase of $2.6 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications.

Personnel related costs for the six months ended September 30, 2023 and 2022 included stock-based compensation expense of $7.7 million and $5.1 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses were $29.9 million for the six months ended September 30, 2023, compared to $24.1 million for the six months ended September 30, 2022. The increase of $5.8 million is primarily the result of an increase of $3.8 million in personnel related costs, including a stock-based compensation increase of $1.2 million, and an increase of $2.7 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of personnel within our selling, general and administrative functions, specifically focusing on commercial planning and building of the Company's initial commercial infrastructure. Personnel related costs for the six months ended September 30, 2023 and 2022 included stock-based compensation expense of $10.2 million and $9.0 million, respectively.
Total other income (expense), net
Other income (expense) was $9.9 million for the six months ended September 30, 2023, compared to $(2.9) million for the six months ended September 30, 2022. The net change of $12.8 million is primarily attributable to an increase in investment income of approximately $10.8 million as a result of higher interest rates during the first half of the year as compared to the prior year, as well as a decrease in expense of approximately $4.6 million compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar. These increases in income are partially offset by approximately $2.1 million in expense for debt obligations related to the Hercules Loan Agreement which we did not incur during the first six months in the prior year.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through September 30, 2023, we had received net proceeds of $935.9 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings and at-the-market offerings, as well as net $27.8 million from our incurrence of debt under the term loan agreement with Hercules. As of September 30, 2023, we had cash and cash equivalents and short-term investments of $496.8 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30, 2023
	2023	2022
	(Amounts in thousands)
Net cash used in operating activities	$(92,178)	$(66,665)
Net cash provided by investing activities	20,044	5,351
Net cash provided by financing activities	1,543	39,945
Effect of exchange rate changes on cash and cash equivalents	(3)	4,351
Net decrease in cash and cash equivalents	$(70,594)	$(17,018)
Operating activities
During the six months ended September 30, 2023, net cash used in operating activities was $92.2 million, primarily resulting from our net loss of $109.6 million, partially offset by non-cash charges of $13.3 million, which primarily consist of stock-based compensation expense of $18.0 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $6.5 million, and an increase in cash of $4.1 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the six months ended September 30, 2023 consisted primarily of a $7.0 million increase in accrued expenses and other current liabilities, a $2.2 million increase in prepaid expenses and other current assets, a net $1.2 million change in operating and financing right-of-use assets and lease liabilities, a $1.0 million decrease in accounts payable, and a $0.8 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
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
Investing activities
During the six months ended September 30, 2023, net cash provided by investing activities was $20.0 million, consisting of $303.5 million in proceeds from sales and maturities of short-term investments, partially offset by $281.2 million in purchases of available for sale securities, and $2.2 million in purchases of property, plant and equipment and capitalized software.
During the six months ended September 30, 2022, net cash provided by investing activities was $5.4 million, consisting of $200.5 million in proceeds from sales and maturities of short-term investments, partially offset by $193.7 million in purchases of available for sale securities and $1.5 million in purchases of property, plant and equipment.
Financing Activities
During the six months ended September 30, 2023, net cash provided by financing activities was $1.5 million, consisting primarily of $1.8 million in proceeds from the exercise of stock options.
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

As of September 30, 2023, we had cash and cash equivalents and short-term investments of $496.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023, will enable us to fund operations into the second half of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 18, 2023.
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
Roche
In December 2022, we announced entering into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies will collaborate in two 30 patient cohort signal finding studies in third-line, or 3L, CRC and in two 15 patient cohort signal finding studies in second-line, or 2L, HCC. Under the terms of the agreement, the companies will share costs and Roche will supply its currently approved drugs, atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP3. Roche will also supply atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP2. We have retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty (60) days prior written notice to the other party.
Incyte

In July 2023, we entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, we will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer,

we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the impact of the COVID-19 coronavirus, or COVID-19, as a global pandemic and related public health issues, including potential material supplies and supply chain disruptions, hiring and retaining talent, and global or national economic impacts such as inflation; and
•the ongoing Russian-Ukrainian and Israel-Hamas military conflicts, and their impact on the global economy and related governmental imposed sanctions and potential material supplies and supply chain disruptions and global or national economic impacts such as inflation.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended September 30, 2023 and 2022, we reported a net loss of $60.0 million and $43.1 million, respectively. At September 30, 2023, we had an accumulated deficit of $595.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At September 30, 2023, our cash and cash equivalents and short-term investments were $496.8 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of September 30, 2023 will enable us to fund operations into the second half of calendar 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938 (the ‘938 Patent) held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. On November 2, 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO, seeking to invalidate certain claims of United States Patent 10,034,938 (the ‘938 Patent). In August 2023 we entered into a Settlement Agreement with Amgen and mutually agreed to terminate our challenges to their patents. In connection with the Settlement Agreement, we entered into a License and Covenant Agreement with Amgen in which we agreed to pay Amgen low single-digit royalty payments on net sales of our products that, but for the license, could be found to infringe a valid Amgen patent on a country-by-country and product-by-product basis.
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
We continue to rely on third-party contract manufacturers to manufacture our raw materials and certain clinical trial product supplies. As a result, there can be no assurance that our clinical development or commercial supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices.
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

The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war (including the ongoing conflicts in Ukraine and Israel), and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed. or additional information, see the Risk Factor captioned “We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.”
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
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities including, but not limited to, the ongoing Russian-Ukrainian and Israel-Hamas military conflicts, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances; and
•the other factors described in this “Risk Factors” section.
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
•political and economic instability, including the impact of COVID-19, the possibility of an economic recession, international hostilities, including, but not limited to, those resulting from the ongoing Russian-Ukrainian and Israel-Hamas military conflicts, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances;
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
We may sell up to $250.0 million of shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023 with Leerink Partners LLC, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing Russian-Ukrainian and Israel-Hamas military conflicts, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. A weak or declining economy or political disruption, including any international trade disputes, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Although we do not currently operate in Russia, Ukraine, Israel or territories under Hamas control, if these conflicts broaden it may impact countries or territories in which we do operate or intend to operate, which could have a negative impact on our ability to achieve our objectives or timelines.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†*	Employment Agreement, dated as of August 31, 2023, by and between Emily Hill and Replimune, Inc.
10.2†*	Stock Option Grant Agreement, effective as of September 18, 2023, by and between Emily Hill and the Registrant.
10.3†*	Restricted Stock Unit Agreement, effective as of September 18, 2023, by and between Emily Hill and the Registrant.
10.4†*	Amended to Employment Agreement, dated as of September 20, 2023, by and between Pamela Esposito and Replimune, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: November 7, 2023	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 7, 2023	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2023	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)