Form 10-Q
period 2023-12-31
Replimune Group, Inc.
filed 2024-02-08
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 5, 2024 was 61,387,786.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$97,672	$146,590
Short-term investments	368,679	436,796
Research and development incentives receivable	4,295	2,939
Prepaid expenses and other current assets	8,518	6,278
Total current assets	479,164	592,603
Property, plant and equipment, net	9,473	7,479
Restricted cash	1,636	1,636
Right-to-use asset - operating leases	4,813	5,208
Right-to-use asset - financing leases	37,844	39,665
Total assets	$532,930	$646,591

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,903	$5,364
Accrued expenses and other current liabilities	30,886	24,704
Operating lease liabilities, current	1,163	1,118
Financing lease liabilities, current	2,698	2,639
Total current liabilities	38,650	33,825
Operating lease liabilities, non-current	3,955	4,389
Financing lease liabilities, non-current	23,561	23,965
Long term debt, net of discount	44,434	28,648
Other liabilities, non-current	793	472
Total liabilities	$111,393	$91,299
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2023 and March 31, 2023; 61,387,786 and 56,676,313 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	61	57
Additional paid-in capital	1,062,949	1,034,994
Accumulated deficit	(646,207)	(485,488)
Accumulated other comprehensive income	4,734	5,729
Total stockholders' equity	421,537	555,292
Total liabilities and stockholders' equity	$532,930	$646,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating expenses:
Research and development	$42,847	$30,261	$132,384	$88,573
Selling, general and administrative	13,693	11,369	43,633	35,512
Total operating expenses	56,540	41,630	176,017	124,085
Loss from operations	(56,540)	(41,630)	(176,017)	(124,085)
Other income (expense):
Research and development incentives	415	607	1,251	2,032
Investment income	5,686	2,675	17,922	4,130
Interest expense on finance lease liability	(540)	(548)	(1,626)	(1,650)
Interest expense on debt obligations	(1,012)	(941)	(3,083)	(941)
Other income (expense)	1,344	147	1,307	(4,531)
Total other income (expense), net	5,893	1,940	15,771	(960)
Loss before income taxes	$(50,647)	$(39,690)	$(160,246)	$(125,045)
Income tax provision	473	$—	$473	$—
Net loss	$(51,120)	$(39,690)	$(160,719)	$(125,045)
Net loss per common share, basic and diluted	$(0.77)	$(0.69)	$(2.42)	$(2.25)
Weighted average common shares outstanding, basic and diluted	66,645,691	57,857,132	66,532,488	55,618,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(51,120)	$(39,690)	$(160,719)	$(125,045)
Other comprehensive loss:
Foreign currency translation (loss) gain	(1,288)	158	(1,285)	4,225
Net unrealized gain on short-term investments, net of tax of $0	534	650	290	487
Comprehensive loss	$(51,874)	$(38,882)	$(161,714)	$(120,333)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(1,305)	(1,305)
Unrealized loss on short-term investments	—	—	—	—	(458)	(458)
Exercise of pre-funded warrants	1,922,655	—	—	—	—	—
Exercise of stock options	96,146	—	1,209	—	—	1,209
Vesting of RSUs	281,211	—	—	—	—	—
Stock-based compensation expense	—	—	8,846	—	—	8,846
Net loss	—	—	—	(49,555)	—	(49,555)
Balances as of June 30, 2023	58,976,325	57	1,045,049	(535,043)	3,966	514,029
Foreign currency translation adjustment	—	—	—	—	1,308	1,308
Unrealized gain on short-term investments	—	—	—	—	214	214
Exercise of stock options	67,210	1	549	—	—	550
Vesting of RSUs	15,808	1	—	—	—	1
Stock-based compensation expense	—	—	9,114	—	—	9,114
Net loss	—	—	—	(60,044)	—	(60,044)
Balances as of September 30, 2023	59,059,343	59	1,054,712	(595,087)	5,488	465,172
Foreign currency translation adjustment	—	—	—	—	(1,288)	(1,288)
Unrealized gain on short-term investments	—	—	—	—	534	534
Exercise of pre-funded warrants	2,279,967	2	(4)	—	—	(2)
Vesting of RSUs	48,476	—	—	—	—	—
Stock-based compensation expense	—	—	8,241	—	—	8,241
Net loss	—	—	—	(51,120)	—	(51,120)
Balances as of December 31, 2023	61,387,786	$61	$1,062,949	$(646,207)	$4,734	$421,537

Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	1,686,438	2	31,035	—	—	31,037
Foreign currency translation adjustment	—	—	—	—	1,737	1,737
Unrealized loss on short-term investments	—	—	—	—	(244)	(244)
Exercise of stock options	124,028	—	1,562	—	—	1,562
Vesting of RSUs	149,341	—	—	—	—	—
Stock-based compensation expense	—	—	7,194	—	—	7,194
Net loss	—	—	—	(42,253)	—	(42,253)
Balances as of June 30, 2022	49,298,467	49	763,150	(353,457)	520	410,262
Issuance of common stock through ATM sales, net of offering costs	340,000	1	6,400	—	—	6,401
Foreign currency translation adjustment	—	—	—	—	2,330	2,330
Unrealized gain on short-term investments	—	—	—	—	81	81
Exercise of stock options	88,252	—	1,108	—	—	1,108
Vesting of RSUs	12,688		—			—
Stock-based compensation expense	—	—	6,992	—	—	6,992
Net loss	—	—	—	(43,102)	—	(43,102)
Balances as of September 30, 2022	49,739,407	50	777,650	(396,559)	2,931	384,072
Issuance of prefunded warrants to purchase common stock	—	—	92,778	—	—	92,778
Issuance of common stock, net of issuance costs and underwriter fees	6,810,658	7	149,847	—	—	149,854
Foreign currency translation adjustment	—	—	—	—	158	158
Unrealized gain on short-term investments	—	—	—	—	650	650
Exercise of stock options	60,921	—	500	—	—	500
Vesting of RSUs	22,013	—	—			—
Stock-based compensation expense	—	—	7,023	—	—	7,023
Net loss	—	—	—	(39,690)	—	(39,690)
Balances as of December 31, 2022	56,632,999	$57	$1,027,798	$(436,249)	$3,739	$595,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(160,719)	$(125,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,201	21,209
Depreciation	1,950	1,919
Net amortization of premiums and discounts on short-term investments	(9,515)	(1,782)
Noncash interest expense	786	235
Unrealized foreign currency transaction (gains) losses	(1,307)	—
Changes in operating assets and liabilities:
Research and development incentives receivable	(1,249)	812
Prepaid expenses and other current assets	(2,211)	(396)
Operating lease, right-of-use-asset	437	382
Finance lease, right-of-use-asset	1,821	1,821
Accounts payable	(1,505)	357
Accrued expenses and other current liabilities	6,123	5,625
Operating lease liabilities	(433)	(391)
Other non-current liabilities	320	—
Net cash used in operating activities	(139,301)	(95,254)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(3,922)	(2,019)
Purchase of short-term investments	(381,115)	(433,911)
Proceeds from sales and maturities of short-term investments	459,037	316,180
Net cash provided by investing activities	74,000	(119,750)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting fees and discounts	—	150,102
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	—	92,778
Proceeds from issuance of common stock through ATM sales, net of offering costs	—	37,438
Proceeds from long-term debt	15,000	30,000
Payment of debt issuance costs	—	(1,846)
Principal payment of finance lease obligation	(345)	(262)
Proceeds from exercise of stock options	1,758	3,170
Net cash provided by financing activities	16,413	311,380
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	4,343
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,918)	100,719
Cash, cash equivalents and restricted cash at beginning of period	148,226	107,584
Cash, cash equivalents and restricted cash at end of period	$99,308	$208,303

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	2,036	—
Cash paid for income taxes	300	—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issuance costs included in accrued expenses	—	249
Purchases of property and equipment included in accounts payable	127	19
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
The Company's proprietary oncolytic immunotherapy product candidates, the RPx product candidates, are based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with added payloads intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The Company currently has three RPx product candidates, RP1, RP2 and RP3. RP1 is currently under development in multiple clinical trials, the most advanced being the anti-PD1 failed melanoma cohort of the IGNYTE clinical trial. RP2 is currently in clinical development with planning underway for a potentially registration enabling clinical trial in uveal melanoma. As reported in December 2023, our randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, referred to as CERPASS or the CERPASS trial, did not meet either of the two primary endpoints and development efforts on RP3 have been deprioritized.

Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $51.1 million and $39.7 million for the three months ended December 31, 2023 and 2022, respectively, and net losses of $160.7 million and $125.0 million for the nine months ended December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $646.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of December 31, 2023, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and nine months ended December 31, 2023 and 2022 and the consolidated statements of cash flows for the nine months ended December 31, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2023 and the results of its operations for the three and nine months ended December 31, 2023 and 2022 and its cash flows for the nine months ended December 31, 2023 and 2022. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2023 and 2022 are unaudited. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of results to be expected for the year ending March 31, 2024, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the Securities and Exchange Commission on May 18, 2023 (the "Annual Report").
During the three and nine months ended December 31, 2023, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$63,715	$—	$63,715
Short-term investments
US Government Agency bonds	—	216,058	—	216,058
US Treasury bonds	—	152,621	—	152,621
	$—	$432,394	$—	$432,394

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$121,455	$—	$121,455
Short-term investments
US Government Agency bonds	—	240,355	—	240,355
US Treasury bonds	—	196,441	—	196,441
	$—	$558,251	$—	$558,251
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and nine months ended December 31, 2023 and 2022, there were no transfers between levels.
Valuation of cash equivalents and short-term investments

Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at December 31, 2023 and money market funds at March 31, 2023.
4. Short-term investments
As of December 31, 2023 and March 31, 2023, the Company's available-for-sale investments by type consisted of the following:

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$215,974	$188	$(104)	$—	$216,058
US Treasury bonds	152,478	153	(10)	—	152,621
Total	$368,452	$341	$(114)	$—	$368,679

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	240,371	187	(203)	$—	240,355
US Treasury bonds	196,488	77	(124)	—	196,441
Total	$436,859	$264	$(327)	$—	$436,796

As of December 31, 2023, available-for-sale securities consisted of investments that mature within one year. As of March 31, 2023, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $15.1 million.
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31, 2023	March 31, 2023
Office equipment	$1,464	$1,240
Computer equipment	1,975	1,806
Plant and laboratory equipment	10,309	9,186
Leasehold improvements	1,880	1,706
Capitalized software	1,991	—
Construction in progress	1,046	783
Total property, plant and equipment	18,665	14,721
Less: Accumulated depreciation	(9,192)	(7,242)
Property, plant and equipment, net	$9,473	$7,479
Depreciation expense was $0.7 million and $2.0 million for the three and nine months ended December 31, 2023 and $0.7 million and $1.9 million for the three and nine months ended December 31, 2022, respectively. Depreciation expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	March 31, 2023
Accrued research and development costs	$16,521	$11,261
Accrued compensation and benefits costs	10,195	9,909
Accrued professional fees	609	540
Other	3,561	2,994
Total accrued expenses and other current liabilities	$30,886	$24,704

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

A second amendment was made to the Loan Agreement (the "Second Amendment") on December 22, 2023 pursuant to which the Company agreed to draw a term loan advance in an aggregate principal amount not less than $15.0 million, provided that the aggregate amount of the term loan advances made under tranche 2 do not exceed $15.0 million on or prior to December 31, 2023, which reflects a decrease of $30.0 million from the $45.0 million per the Amendment noted above. In addition, the third loan tranche advance under the Second Amendment was increased from $25.0 million to $30.0 million and the availability of the tranche was extended until March 31, 2025, the fourth tranche advance was increased from $35.0 million to $50.0 million and the availability of the tranche was extended until March 31, 2026, and the fifth tranche advance was increased from $40.0 million to $50.0 million and the availability of the tranche was extended until September 15, 2026, subject to the terms and conditions of the Loan Agreement. The total aggregate maximum principal amount to be drawn under the Loan Agreement remains as up to $200.0 million. The Company evaluated the Second Amendment as a modification under appropriate accounting guidance, and based on our analysis and the immaterial change in cash flows on current outstanding debt, it was determined that there was no material accounting impact. Upon closing of the Second Amendment, the Company drew down the tranche 2 amount of $15.0 million.

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $0.4 million as of December 31, 2023 and $0.2 million as of March 31, 2023.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs related to the Company's right to borrow additional amounts from Hercules in the future were recorded in other assets and amortized to interest expense over the relevant draw period on a straight-line basis. As a result of the Amendment, the Company recorded $0.1 million of the remaining unamortized deferred financing costs related to the Tranche 1 delayed draw to interest expense as of December 31, 2023. Interest expense for the three months and nine months ended December 31, 2023 was $1.0 million and $3.1 million.

The summary of obligations under the term loan as of December 31, 2023 and March 31, 2023 consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Principal loan balance	$45,576	$30,222
Facility charge and diligence fee	(281)	(315)
Unamortized issuance costs	(1,255)	(1,410)
Accumulated end of term fee	394	151
Long term debt, net	$44,434	$28,648

The annual principal payments due under the Loan Agreement as of December 31, 2023 and March 31, 2023 were as follows:

	December 31, 2023	March 31, 2023
2024	—	—
2025	—	—
2026	—	—
2027	20,145	13,438
Thereafter	27,769	18,701
Total	$47,914	$32,139

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan
8 Stockholders’ equity
Common stock
As of December 31, 2023 and March 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.

The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	December 31, 2023	March 31, 2023
Stock options, issued and outstanding	8,833,069	7,454,828
Restricted stock units	2,040,997	1,351,280
Stock options and restricted stock units, future issuance	2,487,540	2,209,597
Employee stock purchase plan, available for future grants	2,738,208	2,076,603
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	5,281,616	9,484,238
Total shares of common stock reserved for future issuance	21,878,774	23,073,890
Undesignated preferred stock
As of December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2023.
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
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company could sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock, $0.001 par value per share, through the Agent, as the Company’s sales agent. During the three and nine months ended December 31, 2022, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.3 million.
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

During the three and nine months ended December 31, 2023, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
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
The 5,281,616 shares of the Company's common stock underlying the above-described pre-funded warrants are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as described below in Note 11.
During the nine months ended December 31, 2023, a holder of the Company's pre-funded warrants exercised 4,202,622 of its pre-funded warrants and the Company issued 4,202,622 shares of common stock in exchange thereof.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Research and development	$3,784	$2,600	$11,529	$7,743
Selling, general and administrative	4,457	4,423	14,672	13,466
	$8,241	$7,023	$26,201	$21,209

     The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Stock options	$5,245	$4,811	$16,546	$14,815
Restricted stock units	2,996	2,212	9,655	6,394
	$8,241	$7,023	$26,201	$21,209
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of December 31, 2023. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 9,484,238 shares issuable upon exercise of those pre-funded warrants as of March 31, 2023, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2023, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,646,422 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2023. As of December 31, 2023, 2,487,540 shares remained available for future grants under the 2018 Plan.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Risk-free interest rate	4.55%	3.93%	3.72%	2.78%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	72.5%	73.7%	73.9%	75.3%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	7,454,828	$17.24	6.88	$31,244
Granted	2,132,151	$17.92
Exercised	(163,356)	$10.76
Cancelled	(590,554)	$21.70
Outstanding as of December 31, 2023	8,833,069	$17.23	6.67	$6,040
Options exercisable as of December 31, 2023	5,521,235	$15.46	5.42	$6,039
Options vested and expected to vest as of December 31, 2023	8,833,069	$17.23	6.67	$6,040
As of December 31, 2023, there was $38.6 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2023 and 2022 was $12.08 and $12.64, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended December 31, 2023 was $1.3 million.
Restricted stock units
A summary of the changes in the Company's RSUs during the nine months ended December 31, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	1,351,280	24.38
Granted	1,261,601	17.93
Vested	(345,495)	25.38
Cancelled	(226,389)	21.23
Outstanding as of December 31, 2023	2,040,997	20.57
As of December 31, 2023, there was $33.9 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years.

11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(51,120)	$(39,690)	$(160,719)	$(125,045)
Denominator:
Weighted average common shares outstanding, basic and diluted	66,645,691	57,857,132	66,532,488	55,618,052
Net loss per share, basic and diluted	$(0.77)	$(0.69)	$(2.42)	$(2.25)
The 5,281,616 shares of the Company's common stock issuable upon exercise of Pre-Funded Warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three and Nine Months Ended December 31,
	2023	2022
Options to purchase common stock	8,833,069	7,510,458
Unvested restricted stock units	2,040,997	1,353,745
Warrants to purchase common stock	497,344	497,344
	11,371,410	9,361,547

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
The Company did not record any costs as an offset to research and development expenses during the nine months ended December 31, 2023, and recorded $1.1 million during the nine months ended December 31, 2022. During the nine months ended December 31, 2023 and 2022, the Company received payments under the terms of the agreement from Regeneron of $0.0 million and $3.1 million, respectively. No receivables from Regeneron were booked in connection with this agreement as of December 31, 2023 or March 31, 2023.
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
During the three and nine months ended December 31, 2023 and 2022, the Company did not make any payments to Roche under the terms of the agreement. The Company recorded $0.8 million and $2.6 million as an offset to research and development expenses during the three and nine months ended December 31, 2023, respectively. The Company did not record any costs as an offset to research and development expenses during the three and nine months ended December 31, 2022. During the nine months ended December 31, 2023 and 2022, the Company received payments under the terms of the agreement from Roche of $1.7 million and $0.0 million, respectively. As of December 31, 2023 and March 31, 2023, the Company recorded $1.8 million and $0.9 million as receivables from Roche in connection with this agreement, respectively.
Incyte

In July 2023, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, the Company will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. During the three and nine months ended December 31, 2023, the Company did not make any payments to, or receive any payments from, Inctye under the terms of the agreement. Additionally, no costs were recorded to research and development expenses during the three and nine months ended December 31, 2023 related to this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,821	$1,821
Interest on lease liabilities	540	548	1,626	1,650
Operating lease costs	279	252	840	763
Total lease cost	$1,426	$1,407	$4,287	$4,234
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three and nine months ended December 31, 2023 and 2022 as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Finance Lease Costs
Research and development	$607	$518	$1,821	$1,553
Selling, general and administrative	—	89	—	268
Other income (expense)	540	548	1,626	1,650
Operating Lease Costs
Research and development	224	103	681	316
Selling, general and administrative	55	149	159	447
Total lease cost	$1,426	$1,407	$4,287	$4,234
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of December 31, 2023:

	December 31, 2023
	Operating leases	Financing lease	Total
2024 (remaining three months)	$289	$668	$957
2025	1,166	2,718	3,884
2026	1,175	2,799	3,974
2027	1,141	2,883	4,024
2028	1,089	2,969	4,058
Thereafter	1,936	35,053	36,989
Total lease payments	6,796	47,090	53,886
Less: interest	1,678	20,831	22,509
Total lease liabilities	$5,118	$26,259	$31,377
The following table provides lease disclosure as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Leases
Right-to-use operating lease asset	$4,813	$5,208
Right-to-use finance lease asset	37,844	39,665
Total lease assets	$42,657	$44,873

Operating lease liabilities, current	$1,163	$1,118
Finance lease liabilities, current	2,698	2,639
Operating lease liabilities, non-current	3,955	4,389
Finance lease liabilities, non-current	23,561	23,965
Total lease liabilities	$31,377	$32,111
The following table provides lease disclosure for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023		2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$724		$717
Operating cash flows from finance leases	$1,626		$1,651
Financing cash flows from finance leases	$345		$262
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	5.9	years	6.9	years
Weighted-average remaining lease term - financing leases	15.6	years	16.6	years
Weighted-average discount rate - operating leases	10.3%		10.0%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and nine months ended December 31, 2023 and 2022.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2023 and March 31, 2023, the Company had committed to minimum payments under these arrangements totaling $0.9 million and $1.0 million, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or March 31, 2023.
Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
15 Income taxes

The Company’s income tax provision and effective tax rate for the three months ended December 31, 2023 was $0.5 million and 0.9%, respectively. The Company’s income tax provision and effective tax rate for the three months ended December 31, 2022 was $0.0 million and 0.0%, respectively. The income tax provision and effective tax rate for the three months ended December 31, 2023 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss carryforwards.

The Company's income tax provision and effective tax rate for the nine months ended December 31, 2023 was $0.5 million and 0.3%, respectively. The Company’s income tax provision and effective tax rate for the nine months ended December 31, 2022 was $0.0 million and 0.0%, respectively. The income tax provision and effective tax rate for the nine months ended December 31, 2023 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss carryforwards.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income and prudent feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2023 and March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets.
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	December 31, 2023	March 31, 2023
United States	$7,853	$5,836
United Kingdom	1,620	1,643
	$9,473	$7,479

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
Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform is intended to have unique dual local and systemic activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. Our product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on establishing a major skin cancer franchise.

Our leading clinical trial of RP1 is our IGNYTE trial, a multi-cohort Phase 1/2 clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1. The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort enrolling patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. In December 2023, we reported the full data set of 156 patients (140 patients from the registration-directed expansion cohort and 16 anti-PD1 failed cutaneous melanoma patients from the prior phase 2 cohort) with an overall response rate (ORR) of 31.4% and a complete response rate (CR) of 12%. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 “on target” side effects, observed. Following a Type C meeting with the U.S. Food and Drug Administration (FDA), a confirmatory study design concept consisting of a 2-arm randomized trial with physician’s choice of treatment as a comparator arm in anti-PD1 failed melanoma patients was agreed. The FDA requested that the Phase 3 confirmatory trial be underway at the time of a BLA submission under the accelerated approval pathway. The FDA also indicated that all patients should be followed for at least 12 months and have undergone central review by RECIST v1.1. A BLA submission for RP1 in combination with nivolumab in anti-PD1 failed melanoma is planned for 2H 2024.

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE clinical trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with CSCC, Merkel cell carcinoma (MCC), basal cell carcinoma, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date.

Furthering development of our RP1 clinical candidate, we have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients transplant recipients with skin cancers. In November 2023 we presented initial data from the ARTACUS clinical trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s (SITC) 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and Merkel cell carcinoma (n=3), demonstrating an ORR of 34.5% and a CR of 21%. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed.

As reported in December, our randomized, controlled Phase-2 clinical trial of RP1 with cutaneous squamous cell carcinoma, or CSCC, referred to as CERPASS or the CERPASS trial, under agreement with our partner Regeneron did not meet either of the two primary endpoints. RP1 in combination with cemiplimab increased the CRR versus cemiplimab alone (38.1% vs. 25%, p=0.040), which was just short of the required threshold for statistical significance in this study. Notably, among the 83 patients with locally advanced disease, the complete response rate in the RP1 plus cemiplimab group was 48.1% versus 22.6% in the cemiplimab only group. The ORR was comparable between the two study groups (52.5% for RP1 plus cemiplimab vs. 51.4% for cemiplimab alone, p=0.692). RP1 in com-bination with cemiplimab also increased duration of response (DOR) as compared to cemiplimab alone. The trial will continue as planned to assess DOR, progression free survival (PFS) and overall survival (OS) with greater maturity.

We are also developing or have been developing additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types, including traditionally less immune responsive tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF as in RP1, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3 has been engineered with the intent to further stimulate an anti-tumor immune response through activation of immune co-stimulatory pathways through the additional expression of the ligands for CD40 and 4-1BBL, as well as anti-CTLA-4 and GALV-GP R(-), but without the expression of GM-CSF.

We continue the development of our clinical candidate RP2 with a focus on establishing a rare cancer franchise. Notably, as previously reported, from our Phase-1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD1 and in particular in patients with uveal melanoma. In November 2023, we presented updated data from a cohort of metastatic uveal melanoma patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4 percent (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events (TRAEs) overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. Based on the data in this population, planning is underway for a potentially registration enabling study of RP2 in advanced uveal melanoma.

As previously announced, our RP2/3 development in squamous cell carcinoma of the head and neck (SCCHN) and colorectal cancer (CRC) have been discontinued, and the development program in hepatocellular carcinoma (HCC) has been limited to the 2L setting and will use RP2 rather than RP3. Although we have discontinued or are modifying these trials, we are continuing to treat patients who were already in screening or enrolled in these trials before the trials were discontinued.

RP1, RP2 and RP3 are administered by direct injection into solid tumors, guided either visually or by ultrasound, computerized tomography or other imaging methods. We believe that direct injection maximizes virus-mediated tumor cell death, provides the most efficient delivery of virus-encoded immune activating proteins into the tumor with the goal of activating systemic immunity, and limits the systemic toxicities that could be associated with intravenous administration. Activation of systemic immunity through local administration is intended to lead to the induction of anti-tumor immune responses leading to clinical response of tumors that have not themselves been injected.
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
Our net losses were $51.1 million and $39.7 million for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $646.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will fluctuate from period to period depending upon the Company's development programs and priorities. We expect to continue to incur costs in connection with our ongoing development activities, including further advancement of any preclinical activities and clinical trials of our product candidates across our platform, and if and as we:
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
As of December 31, 2023, we had cash and cash equivalents and short-term investments of $466.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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
Income taxes

During the nine months ended December 31, 2023, the Company recorded an income tax provision of $0.5 million primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss carryforwards. During the nine months ended December 31, 2022, the Company did not recorded any income tax provision due to losses incurred and based upon the weight of available evidence, that it is more likely than not that the Company's loses will not be realized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income as well as prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2023 and March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended December 31, 2023 and 2022
The following chart summarizes our results of operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$42,847	$30,261	$12,586
Selling, general and administrative	13,693	11,369	2,324
Total operating expenses	56,540	41,630	14,910
Loss from operations	(56,540)	(41,630)	(14,910)
Other income (expense):
Research and development incentives	415	607	(192)
Investment income	5,686	2,675	3,011
Interest expense on finance lease liability	(540)	(548)	8
Interest expense on debt obligations	(1,012)	(941)	(71)
Other income	1,344	147	1,197
Total other income (expense), net	5,893	1,940	3,953
Loss before income taxes	$(50,647)	$(39,690)	$(10,957)
Income tax provision	$473	$—	$473
Net loss	$(51,120)	$(39,690)	$(11,430)
Research and development expenses
Research and development expenses for the three months ended December 31, 2023 were $42.8 million, compared to $30.3 million for the three months ended December 31, 2022. The following table summarizes our research and development expenses for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022	Change
Direct research and development expenses by program:
RP1	12,525	10,176	2,349
RP2	2,308	588	1,720
RP3	3,100	2,516	584
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	19,994	13,048	6,946
Other	4,920	3,933	987
Total research and development expenses	$42,847	$30,261	$12,586
The increase in our direct research and development expenses is primarily driven by increases in the number of clinical trial sites and patient enrollment in all of our clinical trials as compared the prior year, with CRO and investigator costs increasing by approximately $4.2 million vs. the prior year. In addition, during the third quarter of fiscal year 2024, the costs for RP1 increased vs. the prior year as the Company focused on conducting the primary analysis and preparing for a potential BLA filing for CERPASS as well as the initial full data presentation for IGNYTE and an updated data presentation on the ARTACUS trial. The Company continued to ramp up activities to develop RP2, specifically as it related to metastatic uveal melanoma patients.
The increase of $7.9 million in our unallocated expenses was due to a $6.9 million increase in personnel-related costs and $1.0 million increase in other expenses. The increase in personnel-related costs included a $5.8 million increase in payroll and fringe benefits and a stock-based compensation increase of $1.2 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we continue to expand the development plan in multiple indications. Personnel related costs for the three months ended December 31, 2023 and 2022 included stock-based compensation expense of $3.8 million and $2.6 million, respectively. Furthermore, the change in other expenses is primarily driven by an increase of approximately $0.4 million in other outside services, a $0.4 million increase in other variable costs, a $0.3 million increase in conferences and exhibitions and a $0.1 million net increase in operating and lab supplies during the quarter as compared to the prior year. These costs are somewhat offset by a decrease in consulting costs of approximately $0.2 million and a decrease of approximately $0.1 million in recruiting costs. These changes are in line with increased overall clinical development costs and clinical trial activities.
Selling, general and administrative expenses
Selling, general and administrative expenses were $13.7 million for the three months ended December 31, 2023, compared to $11.4 million for the three months ended December 31, 2022. The increase of $2.3 million is primarily the result of an increase of $1.1 million in personnel related costs and an increase of $1.0 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of additional personnel in our selling, general and administrative functions, focusing on additional pre-launch planning and initial build of the Company's commercial infrastructure. Additionally, there is a net increase of $0.8 million in sales and marketing and other variable costs, which is driven by external spend increases in building and preparation for sales and marketing programs, and market research.
Total other income (expense), net
Other income (expense), net was $5.9 million for the three months ended December 31, 2023, compared to a net income of $1.9 million for the three months ended December 31, 2022. The net change of $4.0 million is primarily attributable to an increase in investment income of $3.0 million as a result of higher interest rates during the quarter, as well as a decrease in expense of $1.2 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions.
Income tax provision
The income tax provision for the nine months ended December 31, 2023 and December 31, 2022, was $0.5 million and $0.0 million, respectively. The income tax provision booked during the nine months ended December 31, 2023 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss carryforwards.

Comparison of the nine months ended December 31, 2023 and 2022
The following chart summarizes our results of operations for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023	2022	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$132,384	$88,573	$43,811
Selling, general and administrative	43,633	35,512	8,121
Total operating expenses	176,017	124,085	51,932
Loss from operations	(176,017)	(124,085)	(51,932)
Other income (expense):
Research and development incentives	1,251	2,032	(781)
Investment income	17,922	4,130	13,792
Interest expense on finance lease liability	(1,626)	(1,650)	24
Interest expense on debt obligations	(3,083)	(941)	(2,142)
Other income (expense)	1,307	(4,531)	5,838
Total other income (expense), net	15,771	(960)	16,731
Loss before income taxes	(160,246)	(125,045)	(35,201)
Income tax provision	473	—	473
Net loss	$(160,719)	$(125,045)	$(35,674)
Research and development expenses

	Nine Months Ended December 31,
	2023	2022	Change
Direct research and development expenses by program:
RP1	41,444	25,669	15,775
RP2	6,489	3,008	3,481
RP3	11,196	10,006	1,190
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	58,698	38,048	20,650
Other	14,557	11,842	2,715
Total research and development expenses	$132,384	$88,573	$43,811
Research and development expenses for the nine months ended December 31, 2023 were $132.4 million, compared to $88.6 million for the nine months ended December 31, 2022. The increase of $43.8 million was due to an increase of approximately $20.4 million in direct research costs related to our ongoing clinical trials and increased patient enrollment for RP1, RP2 and RP3, including an increase of approximately $14.6 million in the areas of CRO costs, investigator costs, and RP1 imaging costs. In addition, the costs for RP1 increased vs. the prior year as the Company prepared the primary analysis and preparations for a potential BLA filing for CERPASS as well as the initial full data presentation for IGNYTE and an updated data presentation on the ARTACUS trial. The Company also continued to ramp up activities to develop RP2 and RP3 throughout the nine months ended December 31, 2023 as compared to the prior year.
In addition, there is an increase of approximately $23.4 million in unallocated research and development costs, mainly attributable to a $20.7 million increase in personnel-related costs, including a $16.9 million increase in payroll and fringe benefits and a stock-based compensation increase of $3.8 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expanded the development plan in multiple indications. Personnel related costs for the nine months ended December 31, 2023 and 2022 included stock-based compensation expense of $11.5 million and $7.7 million, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses were $43.6 million for the nine months ended December 31, 2023, compared to $35.5 million for the nine months ended December 31, 2022. The increase of $8.1 million is primarily the result of an increase of $4.9 million in personnel related costs, including a stock-based compensation increase of $1.2 million, and an increase of $3.7 million in payroll and fringe benefits. The increase in personnel related costs was driven by the continued hiring of personnel within our selling, general and administrative functions, specifically focusing on commercial planning and building of the Company's initial commercial infrastructure. Personnel related costs for the nine months ended December 31, 2023 and 2022 included stock-based compensation expense of $14.7 million and $13.5 million, respectively.
Total other income (expense), net
Other income (expense) was $15.8 million for the nine months ended December 31, 2023, compared to $(1.0) million for the nine months ended December 31, 2022. The net change of $16.7 million is primarily attributable to an increase in investment income of approximately $13.8 million as a result of higher interest rates during the first half of the year as compared to the prior year, as well as a decrease in expense of approximately $5.8 million compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar. These increases in income are partially offset by approximately $2.1 million in expense for debt obligations related to the Hercules Loan Agreement which we entered in the third quarter of the prior year.
Income tax provision
The income tax provision for the nine months ended December 31, 2023 was $0.5 million compared to $0.0 million for the nine months ended December 31, 2022. The income tax provision booked during the nine months ended December 31, 2023 is primarily related to the Company's interest income in the United States.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through December 31, 2023, we had received net proceeds of $935.9 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of December 31, 2023, we had cash and cash equivalents and short-term investments of $466.4 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended December 31, 2023
	2023	2022
	(Amounts in thousands)
Net cash used in operating activities	$(139,301)	$(95,254)
Net cash provided by investing activities	74,000	(119,750)
Net cash provided by financing activities	16,413	311,380
Effect of exchange rate changes on cash and cash equivalents	(30)	4,343
Net decrease in cash and cash equivalents	$(48,918)	$100,719
Operating activities

During the nine months ended December 31, 2023, net cash used in operating activities was $139.3 million, primarily resulting from our net loss of $160.2 million, partially offset by non-cash charges of $18.1 million, which primarily consist of stock-based compensation expense of $26.2 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $9.5 million, and an increase in cash of $3.0 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2023 consisted primarily of a $6.1 million increase in accrued expenses and other current liabilities, a $2.2 million increase in prepaid expenses and other current assets, a net $1.8 million change in operating and financing right-of-use assets and lease liabilities, a $1.5 million decrease in accounts payable, and a $1.2 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
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
Investing activities
During the nine months ended December 31, 2023, net cash provided by investing activities was $74.0 million, consisting of $459.0 million in proceeds from sales and maturities of short-term investments, partially offset by $381.1 million in purchases of available for sale securities, and $3.9 million in purchases of property, plant and equipment and capitalized software.
During the nine months ended December 31, 2022, net cash used in investing activities was $119.8 million, consisting of $433.9 million in purchases of available for sale securities, partially offset by $316.2 million in proceeds from sales and maturities of short-term investments, and $2.0 million in purchases of property, plant and equipment.
Financing Activities
During the nine months ended December 31, 2023, net cash provided by financing activities was $16.4 million, consisting primarily of $15.0 million in proceeds from long-term debt, as well as $1.8 million in proceeds from the exercise of stock options.
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

As of December 31, 2023, we had cash and cash equivalents and short-term investments of $466.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2023, will enable us to fund operations into the second half of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended December 31, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 18, 2023.
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
Roche
In December 2022, we announced entering into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies will collaborate in two 30 patient cohort signal finding studies in third-line, or 3L, CRC and in two 15 patient cohort signal finding studies in second-line, or 2L, HCC. Under the terms of the agreement, the companies will share costs and Roche will supply its currently approved drugs, atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP3. Roche will also supply atezolizumab and bevacizumab for 2L HCC and 3L CRC combined with RP2. We have retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty (60) days prior written notice to the other party. We are in discussions with Roche about revising these agreements following our changes to our RP2 and RP3 development plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs or study data analysis that may make further study impractical or not financially prudent;
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

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data which are based on preliminary analysis of key efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may request different calculations or analysis than conducted and may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.
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
Our lead product candidate is RP1. A key part of our strategy is to pursue clinical development of RP1 and additional product candidates, including RP2 and, when appropriate RP3. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure our shareholders that we will be able to successfully advance any of these additional product candidates through the development process.
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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, require additional or different analysis of clinical data or otherwise cause delays in the approval or rejection of an application. For example, in February 2023, we received a response from the FDA following submission of our draft statistical analysis plan in September 2022, which raised a number of points and recommendations requiring further discussion. As previously reported, we met with the FDA in the first quarter of 2023 and discussed the rationale for the changes to the study design we made in 2020 reducing the study size from 240 to 180 patients and adding CR as a dual independent primary endpoint (the study subsequently over enrolled with 211 patients randomized, as reported in November 2022). While no changes were made to the protocol as a result of the meeting, the FDA reiterated that the data would need to demonstrate an overall clinically meaningful benefit based on the totality of the data. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended December 31, 2023 and 2022, we reported a net loss of $51.1 million and $39.7 million, respectively. At December 31, 2023, we had an accumulated deficit of $646.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At December 31, 2023, our cash and cash equivalents and short-term investments were $466.4 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of December 31, 2023 will enable us to fund operations into the second half of calendar 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
We have entered into arrangements with BMS and Regeneron as part of our clinical development for our product candidates where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1 and our Phase 1/2 clinical trial with RP2 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future.

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
The transition of our manufacturing operations to, and operating and maintaining, our own manufacturing facility may result in further delays or expenses, and we may not experience the anticipated operating efficiencies.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1*	Second Amendment to Loan and Security Agreement, dated as of December 22, 2023, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

REPLIMUNE GROUP, INC.

Dated: February 8, 2024	By:	/s/ Philip Astley-Sparke
Name: Philip Astley-Sparke
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 8, 2024	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: February 8, 2024	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)