Form 10-K
period 2024-03-31
Replimune Group, Inc.
filed 2024-05-16
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $605.6 million, based on the closing price of the registrant’s Common Stock on September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 61,415,105 shares of Common Stock outstanding as of May 13, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2024

i

Special note regarding forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding our expectations about our cash runway, the design and advancement of our clinical trials, the timing and sufficiency of our clinical trial outcomes to support potential approval of any of our product candidates, our goals to develop and commercialize our product candidates, patient enrollments in our existing and planned clinical trials and the timing thereof, and other statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, among other things:
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
•the impact of laws and regulations; and
•the other risks and uncertainties described under “Risk factors.”
ii

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

Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches to inducing anti-tumor immunity, including personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies may improve patient outcomes and simplify the development path of our product candidates.

Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. Our RPx platform is intended to have unique dual local and systemic activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. Our product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile our RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our portfolio, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on establishing a major skin cancer franchise.

Our leading clinical trial of RP1 is our IGNYTE trial, a multi-cohort Phase 1/2 clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1. The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort enrolling patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. In December 2023, we reported the full data set of 156 patients (140 patients from the registration-directed expansion cohort and 16 anti-PD1 failed cutaneous melanoma patients from the prior phase 2 cohort), by investigator assessment, with an overall response rate, or ORR, of 31.4% and a complete response rate, or CR, of 12%. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 “on target” side effects, observed. Following a Type C meeting with the U.S. Food and Drug Administration, or FDA, a Phase 3 study design was agreed. This confirmatory study, our IGNYTE-3 trial, is a randomized, controlled, multicenter, open-label Phase 3 clinical study comparing RP1 in combination with nivolumab versus physician's choice treatment for patients with unresectable Stage IIIb-IV cutaneous melanoma whose disease progressed on an anti PD-1 and an anti-CTLA-4 containing regimen (administered either as a combination regimen or in sequence) or who are not candidates for treatment with an anti-CTLA-4 therapy. The FDA requested that the IGNYTE-3 trial be underway at the time of a BLA submission under the accelerated approval pathway and we plan to enroll patients into this trial in the second half of 2024. The FDA also indicated that all responding patients in the IGNYTE anti-PD-1 failed cohort of melanoma patients should be followed for at least 6 months with assessments completed through independent central review using RECIST v1.1, in addition to modified RECIST used in the study. Topline primary data from RP1 in combination with nivolumab in anti-PD-1 failed melanoma patients is expected in the second quarter of 2024 and we plan to submit a BLA for this cohort in the second half of 2024.

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE clinical trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. Enrollment remains open in this cohort.

Furthering development of our RP1 clinical candidate, we have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (subject to discussion with regulatory authorities). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. In November 2023 we presented initial data from the ARTACUS clinical trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s, or SITC, 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and MCC (n=3), demonstrating an ORR of 34.8% with responses observed in 6 CSCC patients and 2 patients with MCC. Additional biomarker data collected showed an increase in CD+8 T, a type of immune cell, and an increase in the expression of PD-L1, after treatment suggesting immune activation. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed. This data was also presented during oral presentation at the American Association of Cancer Research, or AACR, 2024 Annual Meeting in April 2024. We continue to enroll patients into this trial.

As reported in December, our randomized, controlled Phase-2 clinical trial of RP1 with CSCC, referred to as CERPASS or the CERPASS trial, under agreement with our partner Regeneron did not meet either of the two primary endpoints. RP1 in combination with cemiplimab increased the CRR versus cemiplimab alone (38.1% vs. 25%, p=0.040), which was just short of the required threshold for statistical significance in this study. The ORR was comparable between the two study groups (52.5% for RP1 plus cemiplimab vs. 51.4% for cemiplimab alone, p=0.692). Notably, among the 83 patients with locally advanced disease, the complete response rate in the RP1 plus cemiplimab group was 48.1% versus 22.6% in the cemiplimab only group. RP1 in combination with cemiplimab increased duration of response, or DOR, as compared to cemiplimab alone. The CERPASS trial will continue as planned to assess DOR, progression free survival, or PFS, and overall survival, or OS, with greater maturity.

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

Notably, as previously reported, from our Phase-1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD1 and in particular in patients with uveal melanoma, among other tumor types. In November 2023, we presented updated data from a cohort of metastatic uveal melanoma patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4 percent (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension and no patients had grade 4 or 5 TRAEs. Based on the data in this population, we are near final in the development of a registrational clinical trial protocol with RP2 combined with nivolumab in advanced uveal melanoma following input from the FDA.

As previously announced, our development program in hepatocellular carcinoma, or HCC, that we are collaborating on with Roche for the supply of its currently approved drugs, atezolizumab and bevacizumab, has been limited to the 2L setting and will use RP2 rather than RP3. The Phase 2 clinical trial with RP2 in anti-PD1/PD-L1 progressed HCC with RP2 combined with atezolizumab and bevacizumab is expected to initiate in the second half of 2024.

Although our RP2/3 development in squamous cell carcinoma of the head and neck and colorectal cancer, or CRC, have been discontinued, as previously announced, we are continuing to treat patients who were already in screening or enrolled in these trials before the trials were discontinued.

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
Our approach — Oncolytic immunotherapy

Our product candidates are designed to induce a robust immune response against a patient’s cancer. To achieve this objective, we use oncolytic immunotherapies that combine multiple mechanisms in a single product candidate. We believe our product candidates will initiate or enhance an immune response in patients with no or minimal pre-existing cancer immunity, including to tumor neo-antigens, and thereby increase the effectiveness of immune checkpoint blockade therapies.

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

Pipeline

Replimune
RP1
Clinical trials & indication
IND/CTA
Phase 1/2
Phase 2
Registration-Directed
Top-line Data
Engineered HSV backbone + GM-CSF + GALV-GP R-
IGNYTE*
+ nivolumab
Melanoma
(inc. anti-PD1 failed)
Fully enrolled; phase 1/2 complete
NMSC
(inc. anti-PD1 failed)
MSI-H cancers
(anti-PD1 failed)
ARTACUS
RP1 monotherapy
Skin cancers
organ transplant
IGNYTE-3
+ nivolumab
Melanoma
(anti-PD1 failed)
Confirmatory phase 3 trial
CERPASS#
+ cemiplimab
CSCC
RP2
Engineered HSV backbone + GM-CSF + GALV-GP R- + anti-CTLA-4
Signal-finding*
+/- nivolumab
Solid tumors
2L HCC^
+ bevacizumab/atezolizumab
HCC
Uveal Melanoma
Metastatic
Uveal Melanoma
Planning underway

* Under a clinical trial collaboration & supply agreement with BMS for the supply of nivolumab – full commercial rights retained by Replimune
# Under a clinical trial collaboration agreement with Regeneron, includes certain sharing of clinical trial costs – full commercial rights retained by Replimune
^ Under clinical trial collaboration & supply agreement with Roche for atezolizumab & bevacizumab supply – full commercial rights retained by Replimune

The foundation of our oncolytic immunotherapy product candidates consists of a proprietary strain of HSV-1 that we have engineered to replicate selectively in tumors and to express a fusogenic glycoprotein, a protein that triggers the fusion of the membranes between cells. HSV-1 is both highly cell lytic and inflammatory, and also has a large carrying capacity, which makes it possible to incorporate multiple genes encoding therapeutic proteins. We believe our combination of HSV-1 with the expression of the fusogenic glycoprotein increases the natural ability of HSV-1 to kill tumor cells and to induce an anti-tumor immune response. The fusogenic functionality of our product candidates is intended not only to increase the number of tumor cells that are killed, but also to cause highly immunogenic death of tumor cells. We believe that these factors will increase the potency of the systemic anti-tumor immune response that is generated by our product candidates. With the intention of further amplifying the anti-tumor response, we have also engineered product candidates that express a range of additional potent, immune activating genes encoding therapeutic proteins in tumors.

RP1 serves as our lead product candidate, with additional product candidates, RP2 and RP3, designed to express additional therapeutic proteins. We believe that our development approach of further enhancing our product candidates with additional therapeutic proteins reduces clinical risk, as we are able to study the safety profile of each therapeutic protein that is intended to provide more potent anti-tumor immune effects.
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

Pipeline product candidates: RP2 and RP3

We have designed our RP2 product candidate to express an anti-CTLA-4 antibody-like protein intended to block the inhibition of the immune response otherwise caused by CTLA-4. We believe that RP2 may offer advantages compared with current CTLA-4 approaches, including ipilimumab. By expressing anti-CTLA-4 only locally in the tumor and draining lymph nodes, we believe that activity will be retained, but that toxicity will be reduced. We expect that our RP2 product candidate will be used as monotherapy and/or in combination with other treatment approaches, including anti-PD-1 therapy, which, when used in combination, we believe will result in both synergy with the oncolytic immunotherapy and the expression of anti-CTLA-4 in the tumor.

We have designed our RP3 product candidate to express further immune-activating proteins that stimulate T cells, in addition to anti-CTLA-4 and GALV-GP R(-). These immune activating proteins are the ligands for two immune co-stimulatory pathways responsible for T cell proliferation and/or activation, the CD40L and 4-1BBL pathways. As previously announced, we have discontinued development of RP3 at this time.
Intellectual property
We believe our rights under our issued patents and, anticipated future patents from our patent applications, will provide a competitive advantage. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.
For the core technology in our RPx platform and each of our product candidates, we initially filed six patent applications under the Patent Cooperation Treaty, or PCT. All six of these PCT applications have entered the national phase and are in different stages of pending and/or issued in a range of countries. Patent examination has started and continues in these national phase applications. Six U.S. patents have been granted by the applicable authorities in the U.S. Four patents have been granted by the applicable authorities in each of the European Union and Japan. Three patents have been granted by the applicable authorities in Hong Kong, two patents have been granted by the applicable authorities in each of China and Israel and one patent has been granted by the applicable authorities in each of Singapore, India, Mexico and Australia. The granted U.S. patents include US patent numbers 10,570,377; 10,612,005; 10,626,377; 10,947,513; 11,427,810; and 11,473,063 and include description and claims directed to oncolytic virus compositions of matter, pharmaceutical compositions encompassing an oncolytic virus and methods of use in treating cancer with oncolytic virus compositions. We have successfully defended all oppositions that have been brought by third-parties against our issued patents to-date and have maintained our proprietary position. We continue to vigorously pursue advancement and defense of our patents and patent applications through the respective patent offices in which they are granted or pending throughout the world. See "Risk Factors - Risk Related to Intellectual Property."
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In many countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a portion of the patent term lost during the U.S. clinical development and FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development in the United States and the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, and if and when patents grant, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
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
•cancer vaccines including personalized vaccines and those targeting tumor neo-antigens; and
•cell-based therapies, such as CAR-T, T cell receptor-based, and natural killer, or NK, cell therapies.
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
Our oncolytic product candidates, if and when marketed, will compete with a number of drugs that are currently marketed or in development that also target cancer but that utilize a different mechanism of action. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy and safety compared with these competitors. At the same time, however, we believe that our oncolytic product candidates, if and when ultimately marketed, would likely be used principally in combination with checkpoint blockade therapies in addition to existing cancer therapies, including surgery, chemotherapy, radiation therapy and other biological therapies such as antibodies targeting particular surface receptors. We therefore believe that our product candidates, if and when marketed, would largely complement rather than compete directly with some of these existing treatment options.
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
Traditionally, our third-party contract manufacturer in Europe had been responsible for the cGMP manufacture and filling of our product candidates for use in our clinical trials. We have established our raw material supply chain for our product candidates as part of the process of establishing and qualifying our own manufacturing facility and intend to enter into commercial supply, collaboration or similar agreements as needed to continue to operate the in-house manufacturing of our product candidates for our clinical trials and, if approved, build commercial supply of our products.
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is fully operational. We have completed the process of transferring the manufacturing of RP1, RP2 and RP3 from our third-party contract manufacturer. Comparability analysis of RP1, RP2 and RP3 produced at our Framingham facility with the contract manufacturer material used in our clinical studies is complete. The FDA and some European regulatory agencies have approved the use of material produced at Framingham in ongoing and future clinical trials. We plan to operate our in-house manufacturing facility in order to secure our product candidates for our ongoing and planned clinical studies and, if approved, commercial launch and supply. The facility has been designed to allow us to produce enough material to cover full global commercialization of all our current product candidates. The facility is intended to give us control over key aspects of the supply chain for our products and product candidates. We recently completed a successful Type C meeting with the FDA that confirmed alignment on our chemistry, manufacturing, and controls, or CMC, plans to support our BLA submission for RP1 in the second half of 2024.
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
Sales and marketing
None of our product candidates have been approved for sale. If and when our product candidates receive marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We continue to build our in-house sales, marketing and commercialization capabilities with the addition of sales, marketing, trade and distribution, as well as other related expertise. Clinical data, the size of the opportunity for our product candidates, and the size of the commercial infrastructure required will influence our commercialization plans and decision making.
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
Regeneron
In May 2018, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron. Pursuant to the agreement we agreed to undertake one or more clinical trials with Regeneron for the administration of our product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types. The first of which, agreed in June 2018, is our ongoing clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations.
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. The Company does not expect any further reimbursements from Regeneron related to the initial study plan of June 2018 and the CERPASS trial. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.
Roche
In December 2022, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following our re-prioritization of our product development portfolio in December 2023, we have agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has expressed its intent to continue to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is unlikely to share costs following our re-prioritization. We are in discussions with Roche about revising these agreements following our changes to our RP2 and RP3 development plans. Under the terms of the initial agreement we retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
Incyte

In July 2023, we entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies anticipate collaborating in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, we will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. As of March 31, 2024, we and Incyte had not yet agreed on the protocol or budget. However, we and Incyte continue to discuss a potential protocol and neither party has triggered termination of the agreement in accordance with the termination right described in clause (iv) above. The parties are evaluating potential collaboration efforts pending further CERPASS data readout of RP1 in combination with cemiplimab and additional data for Incyte's product candidate INCB99280.
Regulatory matters
Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products such as those we are developing. In addition, manufacturers of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Regulatory requirements are also continually evolving. By example, the FDA and governmental authorities in other countries have issued a growing body of guidance documents on various regulatory matters, including those specific to cell and gene therapy development. While FDA’s guidance is not binding, it does provide FDA’s current interpretation and approach.
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
The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved to further assess the product’s safety and effectiveness, and to ensure that population representative data is collected. These so-called Phase 4 trials may be made a condition to be satisfied after approval. The results of Phase 4 trials can confirm or refute the effectiveness of a product candidate and can provide important safety information.
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
Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of completing its review of 90% of all applications within ten months from the 60-day filing date for its initial review of a BLA. The FDA does not always meet its PDUFA goal dates for BLA submissions, and the review process may be extended if the FDA requests or the sponsor otherwise provides additional information or clarification regarding the submission.
The FDA may also refer certain applications to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, and may at times includes patients, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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

Additional FDA Expedited Review and Approval Programs

FDA’s fast track, priority review, accelerated approval, and breakthrough therapy programs are special programs and pathways at the agency that are intended to facilitate and expedite product development and approval. Product candidates may be eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address an unmet medical need. If a sponsor applies for and receives fast track designation, the designated product candidate may be eligible for more frequent FDA interactions as well as rolling review of sections of an application before the application is complete. To qualify for rolling review, the applicant must provide and FDA must approve a schedule for the submission of the full application. User fees must also be paid before FDA will commence its review of an application submitted on a rolling basis.

Priority review may be available to product candidates that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. If a product receives priority review, FDA’s PDUFA review goal is shortened to six months following FDA acceptance of a BLA, rather than the standard review of ten months.

Product candidates eligible for FDA’s accelerated approval pathway are those that are intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under this pathway, FDA may approve a marketing application based upon adequate and well-controlled clinical trials that evaluate a product candidate’s effect on a surrogate endpoint, which is an endpoint that is reasonably likely to predict clinical benefit, or a product’s effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity, or prevalence of the condition and availability or lack of alternative treatments. Products approved under the accelerated approval pathway must complete Phase 4 clinical trials to demonstrate the product’s clinical benefit. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also, and frequently does, require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. If a Phase 4 study is not sufficiently advanced at the time of a marketing application, FDA can issue a complete response letter rather than approve the product. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. If the confirmatory Phase 4 studies fail to verify the clinical benefit of the product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. Promotional materials for a drug or biologic approved under the accelerated approval pathway are subject to FDA prior review.

A third program that may be available is the breakthrough therapy program, which is for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Breakthrough therapy products may be eligible for intensive FDA guidance on development programs as early as phase 1 clinical trials, FDA organization commitment to involve senior managers and experienced review and regulatory management staff in a proactive collaborative, proactive, and cross-disciplinary reviews, and marketing application rolling review.

FDA designations may be rescinded if the applicable qualifying criteria are no longer met.
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
If approved, biologics may also be eligible for periods of United States patent term restoration. If a timely application is made and if granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a full marketing application, and all of the time between the submission of the full marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.
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
The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are consistent with the FDA approved label. All promotional and advertising statements must further be truthful and non-misleading, adequately substantiated, and must contain a fair balance between product benefit and risk information. Recently, FDA has taken a few actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct to consumer advertising, and a guidance on communication of off-label scientific information about approved products. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the

FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts.
Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will also be required to be done electronically and will be required to be exchanged via an interoperable system at the package level (while this requirement was to go into effect in November 2023, FDA has stated that it does not intend to take action to enforce requirements for the interoperable, electronic, package level product tracing until November 27, 2024). Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
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
The FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. In recent years, both the U.S. Congress and the President have taken actions to encourage the use of domestic pharmaceutical suppliers and, there are also currently legislative proposals to limit the use of equipment and services provided by certain Chinese “biotechnology companies of concern”.
Broadly equivalent requirements, controls and sanctions similarly apply to supply, QA, manufacture, labelling, advertising, pharmacovigilance and tracing of medicinal products as imposed by European Union laws and enforced by European Union national regulatory authorities.
Additional controls for biologics and oncology programs
To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.
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

With respect to oncology product candidates, FDA has also established a number of different projects, intended to address different aspects of oncology development. For instance, FDA’s Project Optimus is an initiative at FDA to reform dose optimization and selection. Project FrontRunner is aimed at encouraging drug sponsors to potentially pursue the development of products for earlier clinical settings, rather than for the treatment of patients who have received a number of different prior therapies. Project Confirm is a third FDA initiative, which aims to promote transparency regarding the outcomes related to accelerated approval products.
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
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, on the other, as well as to free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. HHS recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Recent legislation has delayed implementation of the aforementioned regulation until January 1, 2032. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements and services rendered. In addition, private payers have filed follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into hundreds of millions of dollars. For these reasons, since 2004, civil False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, judgment for violating the civil False Claims Act may result in exclusion from participation in federal health care programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts.
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
Payment or reimbursement of prescription therapeutics, including, but not limited to, by Medicaid or Medicare requires manufacturers to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. The Medicaid Drug Rebate statute also imposes inflation penalties, and recent legislative changes have removed the caps limiting the magnitude of these Medicaid penalties and the implementation of new inflation penalties applicable to the Medicare program. In addition to the Medicaid statutory rebate, states are authorized to negotiate supplemental rebates on pharmaceuticals included in their formularies. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. For products approved under a BLA (including biosimilars), or an NDA, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Department Veterans Affairs, or VA, a different price called the Non-Federal Average Manufacturer Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of inadvertently submitting false information to the government, and potential FCA liability.
The VHCA also requires manufacturers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations (e.g., Federal Acquisition Regulations), including submission of commercial sales and pricing information and certification of compliance with the Trade Agreements Act, and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the manufacturer’s reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against manufacturers by the purchasing entities.
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
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economics and Clinical Health Act, or HITECH Act, and its respective implementing regulations imposes requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, the HITECH Act, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. HIPAA imposes certain privacy requirements with respect to the use and disclosure of protected health information for research purposes, which will impact how we conduct our clinical trials. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. For example, certain states, such as Washington, Nevada and Connecticut, have enacted new privacy laws with respect to health data that is not protected health information governed by HIPAA.
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
Coverage and reimbursement generally
The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including, but not limited to, Medicare and Medicaid, private health insurers, and other third-party payors, provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which therapeutics they will pay for and establish reimbursement levels for healthcare. Medicare is a federally funded program managed by CMS through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that restrict coverage to therapeutics on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription therapeutics by health plans participating in state exchanges and Tricare, the health care program for military personnel, retirees, and related beneficiaries. Some states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through, amongst others, the Medicare or Medicaid programs for such products and services.
In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be and sometimes at or below the provider’s acquisition cost. In the United States, it is also common for government and private health plans to use coverage determinations to leverage rebates from manufacturers in order to reduce the plans’ net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on manufacturers’ sales of prescription therapeutics. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication or might impose high copayment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other dispensing restrictions, such as, but not limited to step edits, before covering certain products and by broadening therapeutic classes to increase competition. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third-party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, manufacturers frequently rebate a portion of the prescription price to the third-party payors. Recently, purchasers and third-party payors have begun to focus on value of new therapeutics and sought agreements in which price is based on achievement of performance metrics.
Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation over the lifecycle of a product. All of these conditions can affect realization and return on investment.
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
Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, judicial decisions and governmental laws and regulations related to, amongst others, Medicare, Medicaid, and healthcare reform, biopharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as, but not limited to, Medicare and Medicaid, private health insurers, and other third-party payors.
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
Healthcare reform measures
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as, but not limited to, the Inflation Reduction Act and the Bayh-Dole Act march-in rights expansion.
For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. This rule has now been rescinded, but similar programs have been described in recent legislative proposals. Our results of operations could be adversely affected by current and future healthcare legislation and reforms.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2%, at present that reduction has been extended through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates if approved and commercialized. The Bipartisan Budget Act also extended Manufacturer responsibility for prescription costs in the Medicare Part D coverage gap to biosimilars, which had previously been exempt.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate or representatives of international organizations for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business or obtaining an improper advantage. The FCPA also obligates companies whose securities are listed in the United States to comply with books and records and accounting control provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight by compliance monitors, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.
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
Solid Organ Transplant Skin Cancers
Individuals who receive an organ transplant face a significantly higher risk, greater than 50 times higher, of developing skin cancer following the transplant. These individuals are also on chronic immuno-suppressive treatments to reduce the risk of transplant rejection by their immune system. Adding to this risk for these individuals, anti-PD-1/L1 based cancer treatment options, which are approved and/or used in other skin cancer settings carry a high risk of transplant rejection, potentially leaving these patients without many treatment options. In the United States, transplant rates have increased by roughly 50% over the last 8 years with an estimated 1,500 solid organ transplant patients with addressable skin cancer.

Non-melanoma skin cancers
Non-melanoma skin cancer, or NMSC, are a collection of common cancer types which occurs mainly in fair-skinned populations. About 80% of all NMSC are basal cell carcinomas, squamous cell carcinomas represent about 20%, with other diagnoses representing around 1%. Included in that 1% are primary cutaneous lymphoma, sarcomas of the skin, Merkel cell carcinoma, and appendageal carcinoma. NMSC is often not routinely reported to cancer registries; hence, accurate estimates of incidence are difficult to obtain. The World Health Organization estimates 2 to 3 million cases per year.
Cutaneous squamous cell carcinoma
Cutaneous squamous cell carcinoma is the second most common form of skin cancer and is estimated to be responsible for at least 7,000 deaths each year in the United States. It accounts for approximately 20% of all skin cancers in the U.S., with the number of newly diagnosed cases expected to rise annually. When CSCC invades deeper layers of the skin or adjacent tissues, it is categorized as locally advanced. Once it spreads to other distant parts of the body, it is considered metastatic. Cemiplimab was the first approved therapy in the United States for the treatment of locally advanced or metastatic CSCC and has subsequently been approved in the European Union and Australia.
Uveal Melanoma

Uveal melanoma, or UM, represents the predominant primary intraocular malignancy among adults, comprising over 95% of cases. Globally, the estimated annual incidence of UM is approximately 4,800 individuals, with an estimated 1,700 new diagnoses occurring in the United States each year. Risk factors for developing UM include fair skin, light-colored eyes, congenital ocular melanocytosis, melanocytoma, and the BAP1-tumour predisposition syndrome. Despite effective local treatments for the primary tumor, nearly 50% of UM patients develop metastatic disease with liver being the most frequent (>90%) metastatic site. Many UMs metastasize at a very early clinical stage, suggesting micrometastases are already present by the time the tumor is first recognized and treated. Historically, 1-year survival rate of patients with distant metastases is 15%, while reported median survival time is less than 1 year ranging from 4 to 15 months.
Human capital
As of March 31, 2024, we employed 331 employees, all of which are full-time employees. Of the 331 employees, 280 are in research and development and 51 are in selling, general and administrative functions. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
We believe that developing a diverse and inclusive culture is important to attracting and retaining the top talent necessary to deliver on our growth strategy. As such, we strive for, and are investing in, a work environment where our employees feel inspired and included.
We focus on identifying, attracting, retaining and developing highly talented and motivated employees. Our equity and cash incentive plans are aligned to attract, retain and reward our employees through the granting of stock-based and cash-based compensation awards. We conduct annual internal and external pay reviews to ensure fair and equitable pay for our employees, which includes an internal pay equity analysis, as well as the use of an external compensation analysis expert for the review of our employees' pay against external market data. We believe motivating our employees to perform at their highest level and take pride in achieving company goals increases stockholder value.
We are committed to our employees’ health, safety and well-being. Our work paradigm is flexible and designed to accommodate a range of work profiles. Our workforce is a combination of full-time on-site, hybrid, and fully remote employees, including both at our manufacturing facility as well as in our offices in Woburn and the United Kingdom. We offer a wide variety of competitive benefits to support our employees' physical, mental and financial well-being. Our benefits package is comprehensive in coverage and offers options to support all employees in staying healthy, planning for their future and developing their careers. Our management continues to assess and respond to the evolving needs of our workforce.
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
•our ability to access our existing cash, cash equivalents and investments due to conditions affecting the banking system and financial markets could have a material adverse effect on our business and financial condition; and
•
•the ongoing military conflicts between Russia-Ukraine and Israel-Hamas and the impact on the global economy and related governmental imposed sanctions and potential material supplies and supply chain disruptions and global or national economic impacts such as inflation.
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
•our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, which may result in us having to repeat studies, engage in additional clinical trial site monitoring or take other corrective actions;
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

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data. As topline or interim data, the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline and interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and interim data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline and interim data that we report differ from a future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

We anticipate that our product candidates will be used in combination with third-party drugs, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. Additionally, our signal finding study in HCC is being developed in combination with atezolizumab and bevacizumab under a supply and clinical collaboration arrangement with Roche. We are using cemiplimab in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab, atezolizumab, bevacizumab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
Any failure to maintain or enter into new successful commercial relationships, or the availability and expense of purchasing checkpoint blockade therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our product candidates as commercially viable therapies. For instant, in recent years certain cancer related drugs have been in shortage. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PD(L)-1 therapies and may develop RP1 or our other product candidates for use with other therapies. Although we intend our IGNYTE anti-PD-1 failed melanoma trial cohort to be registration directed, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.
In the event that BMS, Regeneron, Roche or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing an anti-PD-1 therapy. Additionally, should the supply of products from BMS, Regeneron or any of our other current or future collaborators or suppliers be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed, interrupted or halted. In the event we are unable to source a supply of an acceptable alternative anti-PD-1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

While our lead product candidate is RP1, we intend to continue to pursue clinical development of additional product candidates, including RP2 and, in the future potentially reinitiating development plans with RP3. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure our shareholders that we will be able to successfully advance any of these additional product candidates through the development process.
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

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including, but not limited to, Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate formulary coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly-approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the Inflation Reduction Act of 2022, or IRA, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases, inflation and non-compliance penalties, and subjecting an escalating number of drugs to annual maximum fair price negotiations with CMS. We cannot be sure whether additional legislation related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate and/or discount, or fees and obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in public and private offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our proprietary RPx platform, including our lead product candidate, RP1, and our other product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.
We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2024 and 2023, we reported a net loss of $215.8 million and $174.3 million, respectively. At March 31, 2024, we had an accumulated deficit of $701.3 million. We expect to continue to incur significant losses for the foreseeable future, and, notwithstanding our discontinuation of certain development efforts, as previously announced, we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At March 31, 2024, our cash and cash equivalents and short-term investments were $420.7 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of March 31, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of calendar 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Most of our cash, cash equivalents and short-term investments are held in accounts with banking institutions. The balances of some of these accounts have in the past, and may in the future, exceed the Federal Deposit Insurance Corporation, or the FDIC, insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. In March 2023, the FDIC took control of Silicon Valley Bank, or SVB, where we previously held a portion of our cash. The Federal Reserve subsequently announced that account holders would be made whole and we were able to access all of our cash held at SVB. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash, short-term investments and cash equivalents could have an adverse effect on our ability to pay our operational expenses, fund our operations or make other payments, which could adversely affect our business.
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
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938 (the '938 Patent) held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. In November 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO, seeking to invalidate certain claims of United States Patent 10,034,938, or the ‘938 Patent. In August 2023 we entered into a Settlement Agreement with Amgen and mutually agreed to terminate our challenges to their patents. In connection with the Settlement Agreement, we entered into a License and Covenant Agreement with Amgen in which we agreed to pay Amgen low single-digit royalty payments on net sales of our products that, but for the license, could be found to infringe a valid Amgen patent on a country-by-country and product-by-product basis.
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

We have entered into arrangements with BMS and Regeneron as part of our clinical development programs where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron is providing cemiplimab, its anti-PD-1 therapy, for use in our ongoing CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates, similar to our agreement with Roche. The outcome of these clinical trials is dependent, in part, both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for RP1 or our other product candidates or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates. Additionally, we are subject to specific risks associated with our collaboration partners, including possible discrepancies as to the timing, nature and the extent of development plans, contract interpretations, and the costs and allocation of costs related to the conduct of our clinical trials. If we and any collaboration partner are unable to agree or fail to perform our respective obligations or effectively manage our relationship, our clinical trials performed under such collaboration could incur additional costs, be delayed or could result in costly or time-consuming legal proceedings that could have an adverse effect on a collaboration or on our business.
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
Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections or remote regulatory assessment of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs, the applicable study protocols and plans, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.
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
We continue to rely on third-party contract manufacturers to manufacture our raw materials and clinical trial product supplies. As a result, there can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices.
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
We are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, but, other than through our contractual arrangements, we have little control over our raw materials or process consumables manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for manufacturing or supply, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We must also receive FDA approval for the use of any new manufacturers for clinical or commercial supply, including our own manufacturing facility.
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

Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is now fully operational. We have completed the process of transferring the manufacturing of RP1, RP2 and RP3 from our third-party contract manufacturer. Comparability analysis of RP1, RP2 and RP3 produced at our in-house Framingham facility with the contract manufacturer material used in our clinical trials is complete. The FDA and some European regulatory agencies have approved the use of material produced at our Framingham facility in ongoing and future clinical trials. The Framingham facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at our in-house facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for our in-house facility, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable state and foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable state and foreign regulatory authority licensing requirements and inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
In operating our own manufacturing facility, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, raw material supply, regulatory, facilities and information technology. Further, should corrective or preventative actions be required, we will be fully responsible for these. If we experience unanticipated employee turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from our in-house facility, which may negatively affect our product development timeline, product candidate supplies and, if approved, our commercial product supplies. If we experience any unanticipated shortages of key raw materials, or other difficulties related to our raw material supply, we may not be able to effectively manage our ongoing manufacturing timelines and costs which may negatively affect our product development schedule and our ability to provide clinical trial supplies to patients in our clinical trials, and if approved, commercial product supplies.

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
Any such problems could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates, if approved, and may materially harm our business, financial condition, results of operations, stock price and prospects.
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
We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, HIPAA, the FCPA, the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We will be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those that apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.
If we or our operations are found to be in violation of any federal or state healthcare law, or any other laws or regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government contracts, refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
Compliance with the Drug Supply Chain Security Act (DSCSA) requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, either in the present or future, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.
Risks related to our operations
We will need to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As our clinical development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Our future financial performance and our ability to commercialize RP1 and our other product candidates will depend, in part, on our ability to effectively manage any future growth, which would impose significant additional responsibilities on members of management and may divert their attention away from day-to-day activities.
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
Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. Over the a past fiscal year, there have been changes to our executive leadership team. For example, in March 2024, we announced the appointment of Sushil Patel, our former Chief Strategy Officer, as our Chief Executive Officer and the appointment of Philip Astley-Sparke, our former Chief Executive Officer to Executive Chairman of our Board of Directors. Also announced was the appointment of our former Chairman of the Board of Directors, Dieter Weinand, to the Lead Independent Director of our Board of Directors, the transition of Pamela Esposito, Tanya Lewis and Robert Coffin, our former Chief Business Officer, Chief Development Operations Officer and President, Chief Research and Development Officer, respectively, to non-employee advisory roles and the retirement, effective May 31, 2024, of Colin Love, our Chief Operating Officer. These changes and any future significant leadership changes or senior management transitions involve inherent risk. For example, Robert Coffin, Pamela Esposito and Colin Love had been employed by us for a significant period of time and, without their advisory services may result in a loss of personnel with a deep institutional knowledge. Any failure to ensure an effective transition, including the effective onboarding, assimilation, and retention of our management team and key employees, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods, including the transition we currently effected, can be disruptive and may result in a loss of personnel with deep technical knowledge, or result in changes to business strategy or objectives, and may negatively impact our operations and relationships with employees and third-parties due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock option and restricted stock unit grants that vest over time and, in some instances, based on performance metrics. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements generally provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.
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

The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed. For additional information, see the Risk Factor captioned, “We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.”
Risks related to our common stock and general risks
An active trading market for our common stock may not be sustained.
Our common stock began trading on the Nasdaq Global Select Market on July 20, 2018 and we can provide no assurances that we will be able to continue to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. In the absence of an active trading market for shares of our common stock, our stockholders may not be able to sell their common stock at or above the price at which such stockholder acquired our common stock or at the time that they would like to sell. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to use our shares as consideration in commercial transactions.
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
•political and economic instability, the possibility of an economic recession, international hostilities, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances; and
•the other factors described in this “Risk factors” section.
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
•natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events, the possibility of an economic recession, international hostilities, including, but not limited to, those resulting from the ongoing military conflicts between Russia-Ukraine and Israel-Hamas, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances;
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

We may sell up to $100.0 million of shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023 with Leerink Partners LLC, and amended on May 16, 2024, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.
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
Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the British pound and the euro, may adversely affect us. Although we are based in the United States, we have significant research and development operations in the United Kingdom, and source consulting and other services in the United Kingdom and the European Union. As a result, our business and the price of our common stock may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.
Unfavorable global economic conditions and geopolitical events could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing military conflicts between Russia-Ukraine and Israel-Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. A weak or declining economy or political disruption, including any international trade disputes, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Although we do not currently operate in Russia or Ukraine, if the conflict broadens it may impact countries or territories in which we do operate or intend to operate, which could have a negative impact on our ability to achieve our objectives or timelines.

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

On October 6, 2022 we and certain of our subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, which such agreement was subsequently amended in June 2023 and December 2023. The Hercules Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan Agreement also contains customary affirmative and negative covenants that, among other things, may limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Hercules Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.
Item 1B.    Unresolved staff comments
None.
Item 1C.    Cybersecurity
We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats as well as secure our networks and systems. Such processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems and product applications, incident simulations, and routine review of our policies and procedures to identify risks and improve our practices. Our security incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

We engage certain external parties to enhance our cybersecurity processes and strategies. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, we evaluate the security and risk posture according to the perceived level of risk and in accordance with industry standard best practices.

Our audit committee of the Board of Directors provides direct oversight over cybersecurity risk and provides applicable updates to the Board of Directors regarding such oversight. Members of management responsible for data privacy, technology, and information security risks join our audit committee meetings from time to time to discuss these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters.

Our Chief Information Officer, who reports to our Chief Financial Officer, leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Specific cybersecurity related responsibilities include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Officer has extensive experience assessing and managing cybersecurity and risk programs having served in relevant positions of increasing responsibility for over 25 years at several private and public companies.

In an effort to deter and detect cyber threats, we provide all employees with routine response and prevention training, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use, and mobile security, and educates employees on the importance of reporting all incidents promptly. We also use technology-based tools to mitigate cybersecurity threats and risks and to bolster our employee-based cybersecurity programs.

Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of cybersecurity risks.
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
Holders of common stock
As of the close of business on May 13, 2024, there were approximately 9 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
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
Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches of inducing anti-tumor immunity, including personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies may improve patient outcomes and simplify the development path of our product candidates.
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing selling, general and administrative support for our operations. To date, we have incurred significant operating losses and we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent the proceeds from the issuance of debt securities. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization, if approved, of one or more of our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.
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
Our net losses were $215.8 million and $174.3 million for the years ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $701.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will fluctuate from period to period depending upon the Company's development programs and priorities. We expect to continue to incur costs in connection with our ongoing development activities, including further advancement of any preclinical activities and clinical trials of our product candidates across our platform, and if and as we:
•conduct our current and future clinical trials;
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
As of March 31, 2024, we had cash and cash equivalents and short-term investments of $420.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
See “Results of Operations — Liquidity and capital resources” and “Risk factors — Risks related to our financial position and need for additional capital.”
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
•expenses incurred under agreements with third parties, including CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs that manufacture our raw materials and/or product candidates for use in our preclinical and clinical trials;
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
Income taxes
During the year ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.4 million and $0.3 million, respectively, related to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income reduced by certain prior year available net operating losses.
Results of operations
Comparison of the years ended March 31, 2024 and 2023
The following table summarizes our results of operations for the years ended March 31, 2024 and 2023:

	Year Ended March 31,		Change
	2024	2023	$	%
	(Amounts in thousands)
Operating expenses:
Research and development	$174,963	$126,527	$48,436	38%
Selling, general and administrative	59,810	50,553	9,257	18%
Total operating expenses	234,773	177,080	57,693	33%
Loss from operations	(234,773)	(177,080)	(57,693)	33%
Other income (expense):
Research and development incentives	1,920	2,914	(994)	(34)%
Investment income	23,356	10,006	13,350	133%
Interest expense on finance lease liability	(2,163)	(2,197)	34	(2)%
Interest expense on debt obligations	(4,497)	(1,963)	(2,534)	129%
Other income (expense)	771	(5,676)	6,447	(114)%
Total other income (expense), net	19,387	3,084	16,303	529%
Loss before income taxes	$(215,386)	$(173,996)	$(41,390)	24%
Income tax provision	408	288	120	42%
Net loss	$(215,794)	$(174,284)	$(41,510)	24%

Research and development expenses
Research and development expenses for the year ended March 31, 2024 were $175.0 million, compared to $126.5 million for the year ended March 31, 2023. The following table summarizes our research and development expenses for the years ended March 31, 2024 and 2023:

	Year Ended March 31,		Change
	2024	2023	$	%
Direct research and development expenses by program:
RP1	51,492	39,641	11,851	30%
RP2	10,701	3,632	7,069	195%
RP3	13,162	13,349	(187)	(1)%
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	80,395	53,634	26,761	50%
Other	19,213	16,271	2,942	18%
Total research and development expenses	$174,963	$126,527	$48,436	38%
The total increase of $48.4 million was due to an increase of approximately $18.7 million in direct research costs related to our ongoing clinical trials and increased patient enrollment for RP1, RP2 and RP3, including an increase of approximately $13.3 million in the areas of CRO costs, investigator costs, and imaging costs. The costs for RP1 also increased compared to the prior year as we prepared the primary analysis and preparations for a potential BLA filing for CERPASS as well as the initial full data presentation for IGNYTE and preparations for a potential BLA submission for IGNYTE. In addition, we focused on an updated data presentation on the ARTACUS trial. Furthermore, we continued to ramp up activities to develop RP2 throughout the year ended March 31, 2024 as compared to the prior year, whereas activities for RP3 remained consistent year over year as a result of the deprioritization of development efforts on this product candidate during the later part of fiscal 2024.
The increase of $29.7 million in our unallocated expenses was due primarily to a $26.8 million increase in personnel-related costs, including a $22.1 million increase in payroll and fringe benefits and a stock-based compensation increase of $4.7 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the years ended March 31, 2024 and 2023 included stock-based compensation expense of $14.7 million and $10.1 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses were $59.8 million for the year ended March 31, 2024, compared to $50.6 million for the year ended March 31, 2023. The increase of $9.3 million is primarily the result of an increase of $6.3 million in personnel related costs, including an increase of $5.0 million in payroll and fringe benefits and a stock-based compensation increase of $1.3 million. The increase in personnel related costs was driven by the continued hiring of additional personnel within our selling, general and administrative functions, specifically focusing on commercial planning and building of our initial commercial infrastructure. Personnel related costs for the year ended March 31, 2024 and 2023 included stock-based compensation expense of $19.4 million and $18.1 million, respectively.
Total other income (expense), net
Other income for the year ended March 31, 2024 was $19.4 million compared to $3.1 million for the year ended March 31, 2023. The net change of $16.3 million is primarily attributable to an increase of $13.4 million in investment income in the current year as compared to the prior year as a result of increases in interest rates throughout the year, as well as a $6.4 million decrease in expense due to the changes in foreign exchange rates of the Great British Pound to United States Dollar. These increases were partially offset by an increase in expense of $2.5 million of interest expense on debt obligations, as the Company drew down an additional term loan advance of $15.0 million in December 2023 from the debt agreement with Hercules.
Income tax provision
Income tax provision for the year ended March 31, 2024 was $0.4 million compared to $0.3 million for the year ended March 31, 2023. The income tax provision for the current year is attributable to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income reduced by certain prior year available net operating losses.

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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through March 31, 2024, we had received net proceeds of $935.9 million through the sale of equity securities, as well as net $42.8 million from our incurrence of debt under the Hercules Loan Agreement. As of March 31, 2024, we had cash and cash equivalents and short-term investments of $420.7 million.
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2024	2023
	(Amounts in thousands)
Net cash used in operating activities	$(185,467)	$(128,050)
Net cash provided by (used in) investing activities	97,201	(142,502)
Net cash provided by financing activities	16,283	311,303
Effect of exchange rate changes on cash and cash equivalents	(86)	(109)
Net increase (decrease) in cash and cash equivalents	$(72,069)	$40,642
Operating activities
During the year ended March 31, 2024, net cash used in operating activities was $185.5 million, primarily resulting from our net loss of $215.8 million, which was partially offset by non-cash charges of $24.8 million, consisting primarily of stock-based compensation expense of $34.1 million offset by $12.3 million related to the net amortization of premiums and discounts on short-term investments. Additionally, there was an increase in cash of $5.5 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2024 consisted primarily of a $9.2 million increase in accrued expenses and other current liabilities, a $2.8 million decrease in accounts payable, and a net $2.4 million change in operating and financing right-of-use assets and lease liabilities.
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
Investing activities
During the year ended March 31, 2024, net cash provided by investing activities was $97.2 million, consisting of $592.4 million in proceeds from sales and maturities of short-term investments, partially offset by $489.5 million in purchases of available for sale securities and $5.7 million in purchases of property, plant and equipment.
During the year ended March 31, 2023, net cash used in investing activities was $142.5 million, consisting of $583.4 million in purchases of available for sale securities and $2.3 million in purchases of property, plant and equipment, offset by $443.2 million in proceeds from sales and maturities of short-term investments.
Financing Activities
During the year ended March 31, 2024, net cash provided by financing activities was $16.3 million, consisting primarily of $15.0 million in proceeds from the incurrence of debt under the Hercules Loan Agreement, as well as approximately $1.8 million in proceeds from the exercise of stock options.

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
As of March 31, 2024, we had cash and cash equivalents and short-term investments of $420.7 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2024, will enable us to fund operations into the second half of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Lease Commitments
As of March 31, 2024, the aggregate amount of future lease payments is approximately $52.9 million, with $3.9 million due within one year. For additional information on our leases and timing of future payments, see Note 13 Commitments and contingencies, of the "notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K.
Loan Agreement
Our commitments due for our term loan under our arrangement with Hercules include principal payments of $45.0 million as of March 31, 2024. Borrowings under the term loan agreement are repayable in monthly interest-only payments through September 2026, and the agreement has a maturity date of October 2027. Our remaining commitments, based on our current draws, are due through October 2027, and include principal and interest payments of $62.2 million, and an additional fee upon maturity of the loan of $2.2 million. See Note 7, Long term debt, of the "notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules term loan.
Other Obligations
Manufacturing and research commitments include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of March 31, 2024, the aggregate amount of non-cancelable purchase obligations related to such manufacturing commitments are approximately $0.9 million and all of this balance is due within one year.
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
Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. The Company does not expect any further reimbursements from Regeneron related to the initial study plan of June 2018 and the CERPASS trial. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict us from entering into a third-party arrangement with respect to the use of our product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to our ongoing Phase 2 clinical trial in CSCC.
The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach.
Roche
In December 2022, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following our re-prioritization of our product development portfolio in December 2023, we have agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has expressed its intent to continue to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is unlikely to share costs following our re-prioritization. We are in discussions with Roche about revising these agreements following our changes to our RP2 and RP3 development plans. Under the terms of the initial agreement we retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
Incyte
In July 2023, we entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, we will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. As of March 31, 2024, we and Incyte had not yet agreed on the protocol or budget. However, we and Incyte continue to discuss a potential protocol and neither party has triggered termination of the agreement in accordance with the termination right described in clause (iv) above. The parties are evaluating potential collaboration efforts pending further CERPASS data readout of RP1 in combination with cemiplimab and additional data for Incyte's product candidate INCB99280.
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options, restricted stock units, and performance-based restricted stock units, or PSUs. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, issued stock-based awards with service-based and performance-based vesting conditions. Expense for stock-based awards with service-based vesting conditions is recorded using the straight-line method and for PSUs with performance-based vesting conditions, the expense is recorded using the graded vesting method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date.
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
As of March 31, 2024, we had cash and cash equivalents and short-term investments of $420.7 million, which consisted of cash equivalents, U.S. Treasury securities and U.S. government agency securities. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations.
Foreign currency exchange risk
Our headquarters are located in the United States, where the majority of our selling, general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the year ended March 31, 2024, we recorded net foreign currency transaction gains of $0.8 million whereas for the year ended March 31, 2023, we recognized a net foreign currency transaction loss of $5.7 million. These gains and losses are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.
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
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A.    Controls and procedures
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended March 31, 2024, each of the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c)

under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(3)
Pamela Esposito Chief Business Officer	2/21/2024(2)	Indeterminable(4)	November 14, 2024
Konstantinos Xynos Chief Medical Officer	2/13/2024(2)	Indeterminable(4)	February 18, 2025

(1) Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2) The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.

(4) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2024.
Item 11.    Executive compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2024.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
Securities authorized for issuance under equity compensation plans
The following table provides information as of March 31, 2024, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category:
Equity compensation plans approved by stockholders
2017 Plan	1,136,195	3.12	—
2018 Plan(1)	7,183,561	18.64	2,284,141
ESPP			2,738,208
Total	8,319,756		5,022,349
_________________
(1)Includes 2,229,143 shares of common stock subject to outstanding restricted and performance stock units.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2024.
Item 13.    Certain relationships and related transactions, and director independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2024.

Item 14.    Principal accountant fees and services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended March 31, 2024.

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
Item 16.    10-K summary
None.

REPLIMUNE GROUP, INC.
Index to Consolidated Financial Statements
For the Years Ended March 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Replimune Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various research and development-related contracts with companies both inside and outside of the United States. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. The Company records accruals for estimated ongoing research costs. Within accrued expenses and other current liabilities, total accrued research and development costs amounted to $16.4 million as of March 31, 2024. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research organization or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made by management in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued research and development costs is a critical audit matter are (i) the significant judgment by management in developing the estimate of the accrued research and development costs and (ii) a high degree of auditor judgment and effort in performing procedures related to the accrued research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimate of accrued research and development costs; (ii) evaluating the appropriateness of the methodology used by management to develop the estimate; (iii) evaluating the reasonableness of management’s estimate of accrued external research and development costs by (a) testing the completeness and accuracy of costs incurred, on a sample basis, by tracing information to the underlying contracts, purchase orders, invoices and information received from the research organization or other companies, as applicable, and (b) evaluating the reasonableness of the estimated costs incurred for the services that have not been invoiced, on a sample basis, by tracing to underlying supporting documentation, such as underlying contracts, purchase orders and information received from research organizations or other companies, as applicable.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 16, 2024
We have served as the Company’s auditor since 2018.

REPLIMUNE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2024	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$74,457	$146,590
Short-term investments	346,211	436,796
Research and development incentives receivable	4,922	2,939
Prepaid expenses and other current assets	8,077	6,278
Total current assets	433,667	592,603
Property, plant and equipment, net	10,483	7,479
Restricted cash	1,700	1,636
Right-to-use asset – operating leases	4,635	5,208
Right-to-use asset – financing leases	37,237	39,665
Total assets	$487,722	$646,591
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,578	$5,364
Accrued expenses and other current liabilities	33,981	24,704
Operating lease liabilities, current	1,161	1,118
Financing lease liabilities, current	2,718	2,639
Total current liabilities	40,438	33,825
Operating lease liabilities, non-current	3,771	4,389
Financing lease liabilities, non-current	23,410	23,965
Long term debt, net of discount	44,809	28,648
Other liabilities, non-current	786	472
Total liabilities	$113,214	$91,299
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2024 and March 31, 2023; 61,415,105 and 56,676,313 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	61	57
Additional paid-in capital	1,070,874	1,034,994
Accumulated deficit	(701,282)	(485,488)
Accumulated other comprehensive income (loss)	4,855	5,729
Total stockholders’ equity	374,508	555,292
Total liabilities and stockholders’ equity	$487,722	$646,591

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2024	2023
Operating expenses:
Research and development	$174,963	$126,527
Selling, general and administrative	59,810	50,553
Total operating expenses	234,773	177,080
Loss from operations	(234,773)	(177,080)
Other income (expense):
Research and development incentives	1,920	2,914
Investment income	23,356	10,006
Interest expense on finance lease liability	(2,163)	(2,197)
Interest expense on debt obligations	(4,497)	(1,963)
Other income (expense)	771	(5,676)
Total other income, net	19,387	3,084
Loss before income taxes	$(215,386)	$(173,996)
Income tax provision	408	288
Net loss	$(215,794)	$(174,284)
Net loss per common share, basic and diluted	$(3.24)	$(2.99)
Weighted average common shares outstanding, basic and diluted	66,569,894	58,213,010

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended March 31,
	2024	2023
Net loss	$(215,794)	$(174,284)
Other comprehensive loss:
Foreign currency translation (loss) gain	(826)	5,483
Net unrealized (loss) gain on short-term investments, net of tax of $0	(48)	1,219
Comprehensive loss	$(216,668)	$(167,582)
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2022	47,338,660	$47	$723,359	$(311,204)	$(973)	$411,229
Issuance of common stock through ATM sales, net of offering costs	2,026,438	2	37,436	—	—	37,438
Issuance of prefunded warrants to purchase common stock	—	—	92,778	—	—	92,778
Issuance of common stock, net of issuance costs and underwriter fees	6,810,658	7	149,847	—	—	149,854
Foreign currency translation adjustment	—	—	—	—	5,483	5,483
Unrealized gain on short-term investments	—	—	—	—	1,219	1,219
Exercise of stock options	296,876	1	3,443	—	—	3,444
Vesting of RSUs	203,681	—	—	—	—	—
Stock-based compensation expense	—	—	28,131	—	—	28,131
Net loss	—	—	—	(174,284)	—	(174,284)
Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(826)	(826)
Unrealized loss on short-term investments	—	—	—	—	(48)	(48)
Exercise of pre-funded warrants	4,202,622	4	(4)	—	—	—
Exercise of stock options	164,221	—	1,759	—	—	1,759
Vesting of RSUs	371,949	—	—	—	—	—
Stock-based compensation expense	—	—	34,125	—	—	34,125
Net loss	—	—	—	(215,794)	—	(215,794)
Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(215,794)	$(174,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,125	28,131
Depreciation and amortization	2,655	2,447
Net amortization of premiums and discounts on short-term investments	(12,326)	(5,638)
Noncash interest expense	1,161	494
Unrealized foreign currency transaction losses	(771)	5,676
Changes in operating assets and liabilities:
Research and development incentives receivable	(1,916)	(61)
Prepaid expenses and other current assets	(1,778)	(1,059)
Operating lease, right-of-use-asset	615	225
Finance lease, right-of-use-asset	2,428	2,428
Accounts payable	(2,794)	1,981
Accrued expenses and other current liabilities	9,234	11,376
Operating lease liabilities	(620)	(238)
Other non-current liabilities	314	472
Net cash used in operating activities	(185,467)	(128,050)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,662)	(2,270)
Purchase of short-term investments	(489,516)	(583,412)
Proceeds from sales and maturities of short-term investments	592,379	443,180
Net cash provided by (used in) investing activities	97,201	(142,502)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting fees and discounts	—	149,854
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and discounts	—	92,778
Proceeds from issuance of common stock through ATM sales, net of offering costs	—	37,438
Proceeds from long-term debt, net of debt issuance costs	15,000	28,154
Principal payment of finance lease obligation	(476)	(365)
Proceeds from exercise of stock options	1,759	3,444
Net cash provided by financing activities	16,283	311,303
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	(109)
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,069)	40,642
Cash, cash equivalents and restricted cash at beginning of period	148,226	107,584
Cash, cash equivalents and restricted cash at end of period	$76,157	$148,226
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	3,044	$1,066
Cash paid for income taxes	300	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$101	$103
Lease assets obtained in exchange for new operating lease liabilities	$—	$290

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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $215.8 million and $174.3 million for the years ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $701.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.
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
Foreign currency and currency translation
The functional currency for the Company’s wholly owned foreign subsidiary, Replimune UK, is the British pound. Assets and liabilities of Replimune UK are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ equity as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.

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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, the amount of cash equivalents included in cash and cash equivalents totaled $41.1 million and $121.5 million, respectively.
Restricted cash
The Company holds restricted cash in segregated bank accounts in connection with a letter of credit. As of March 31, 2024 and 2023, restricted cash consisted of $1.7 million, held for the benefit of the landlords in connection with our leases and for the Company's credit card program in the United Kingdom. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.
Short-term investments
The Company’s short-term debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and non-credit related losses reported as a component of accumulated other comprehensive income (loss) and included in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a charge to interest income. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers such factors as, among other things, the severity of the impairment, any changes in interest rates, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term debt security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of comprehensive loss.
No credit-related losses or impairments have been recognized on the Company's investments in available-for-sale debt securities during the years ended March 31, 2024 or 2023.
The Company’s short-term investments as of March 31, 2024 and 2023 had maturities of less than two years. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because they represent the investment of cash that is available for current operations.
Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

Estimated Useful life
Office equipment	5 years
Computer equipment and software	3 years
Plant, manufacturing and laboratory equipment	5 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of lease term or 10 years
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
Capitalized software as a service costs represent implementation costs incurred during the application development stage and are included in "property, plant and equipment, net" on the Company's consolidated balance sheet. Such costs are amortized on a straight-line basis over the term of the associated arrangement plus any reasonably certain renewal period. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred.
Impairment of long-lived assets
Long-lived assets consist of property, plant and equipment, right-to-use-asset - operating leases, and right-to-use-asset - financing leases. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.
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
The Company’s short-term investments and cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Furthermore, the carrying value of the Company’s long-term

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.
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
Research contract costs and accruals
The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. These agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research organization or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
Patent costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses.
Stock-based compensation
The Company accounts for share-based payment awards granted to employees, consultants, and non-employees and directors using the fair value of the Company’s common stock on the grant date and compensation expense is recognized for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value is utilized for restricted stock units, or RSUs and performance stock units, or PSUs and is based on the closing price of the Company's common stock on the date of grant. For PSUs, the cost is measured at the grant date based on the fair value of the award and is recognized over any relevant service period as expense when the achievement of the performance condition is probable. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 10). Forfeitures are accounted for as they occur. To date, the Company has issued stock-based awards with service-based vesting conditions and records the related expense for these awards using the straight-line method. The Company has also issued PSUs with performance-based vesting conditions and records the expense for these awards using the graded vesting method.
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
The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $1.9 million and $2.9 million during the years ended March 31, 2024 and 2023, respectively, in the consolidated statements of operations and a research and development incentives receivable of $4.9 million and $2.9 million as of March 31, 2024 and 2023, respectively, on the consolidated balance sheets.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2024, comprehensive loss included $0.8 million of foreign currency translation losses. For the year ended March 31, 2023, comprehensive loss included $5.5 million of foreign currency translation gains and $1.2 million of unrealized gains on short-term investments, net of tax.
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
Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning April 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.
3.Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$41,077	$—	$41,077
Short-term investments:
US Government Agency bonds	—	199,821	—	199,821
US Treasury bonds	—	146,390	—	146,390
	$—	$387,288	$—	$387,288

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$121,455	$—	$121,455
Short-term investments:
US Government Agency bonds	—	240,355	—	240,355
US Treasury bonds	—	196,441	—	196,441
	$—	$558,251	$—	$558,251

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
3.    Fair value of financial assets and liabilities (Continued)
The underlying securities held in the money market funds held by the Company are all government backed securities. During the years ended March 31, 2024 and 2023, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Treasury bonds and U.S. Government Agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at March 31, 2024 and March 31, 2023.
4.Short-term investments
As of March 31, 2024 and 2023, the Company's available-for-sale investments by type, consisted of the following:

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$199,905	$33	$(117)	$—	$199,821
US Treasury bonds	146,417	11	(38)	$—	146,390
	$346,322	$44	$(155)	$—	$346,211

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$240,371	$187	$(203)	$—	$240,355
US Treasury bonds	196,488	77	(124)	—	196,441
	$436,859	$264	$(327)	$—	$436,796

As of March 31, 2024, available-for-sale securities consisted of investments that mature within one year. As of March 31, 2023, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds and U.S. Treasury bonds which had maturities between one and two years and an aggregate fair value of $15.1 million.
5.Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2024	March 31, 2023

Office equipment	$1,464	$1,240
Computer equipment	1,975	1,806
Plant and laboratory equipment	10,423	9,186
Leasehold improvements	1,886	1,706
Capitalized software	3,515	—
Construction in progress	1,117	783
	20,380	14,721
Less: Accumulated depreciation and amortization	(9,897)	(7,242)
	$10,483	$7,479
Depreciation and amortization expense was $2.7 million and $2.4 million for the years ended March 31, 2024 and 2023, respectively, and recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
6.Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	March 31, 2023
Accrued research and development costs	$16,376	$11,261
Accrued compensation and benefits costs	13,906	9,909
Accrued professional fees	369	540
Other	3,330	2,994
	$33,981	$24,704

7.Long-term debt
Hercules Loan Agreement
On October 6, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the Closing Date, and at the Company's sole option, could have drawn, but did not draw, an additional $30.0 million on or prior to September 30, 2023. The Company can also draw as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.
The Loan Agreement was subsequently amended (the "Amendment") on June 28, 2023 pursuant to which the Company agreed to draw an initial term loan advance in an aggregate principal amount not less than $30.0 million, provided that the aggregate amount of the term loan advances made under tranche 1 do not exceed $30.0 million, which reflects a decrease of $30.0 million from the $60.0 million in the original Loan Agreement for tranche 1. The total amount of the Loan Agreement, as well as the outstanding balance of the loan, is unchanged, but the option to borrow additional funds were redistributed from tranche 1 to tranche 2. The impact of this amendment is not a modification, as it does not relate to outstanding debt, but is rather an amendment that provides for a future potential benefit. There was no material impact to the financial statements as a result of the Amendment.

A second amendment was made to the Loan Agreement (the "Second Amendment") on December 22, 2023 pursuant to which the Company agreed to draw a term loan advance in an aggregate principal amount not less than $15.0 million, provided that the aggregate amount of the term loan advances made under tranche 2 do not exceed $15.0 million on or prior to December 31, 2023. The Second Amendment re-allocated the total future consideration of the Loan Agreement to the future tranches extending through September 2026, subject to the terms and conditions of the Loan Agreement. The Second Amendment did not change the total aggregate maximum principal amount to be drawn under the Loan Agreement, which remains as up to $200.0 million. The Company evaluated the Second Amendment as a modification under relevant accounting guidance, and based on that analysis and the immaterial change in cash flows on current outstanding debt, it was determined that there was no material accounting impact. Upon closing of the Second Amendment, the Company drew down the tranche 2 amount of $15.0 million.
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
The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times commencing on January 1, 2024. In addition, the Loan Agreement also contains a financial covenant that beginning on the later of (i) July 1, 2024 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility.
The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. As of March 31, 2024 and 2023, the amount accrued for the final payment was $0.5 million and $0.2 million, respectively.
Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $1.2 million and $1.4 million were recorded in other assets as of March 31, 2024 and 2023, respectively, related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the twelve months ended March 31, 2024 and 2023 was $4.5 million and $2.0 million, respectively.
The summary of obligations under the term loan as of March 31, 2024 and 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Principal loan balance	$45,749	$30,222
Facility charge and diligence fee	(266)	(315)
Unamortized issuance costs	(1,191)	(1,410)
Accumulated end of term fee	517	151
Long term debt, net	$44,809	$28,648
The annual principal payments by fiscal year due under the Loan Agreement as of March 31, 2024 were as follows:

March 31, 2024
2025	—
2026	—
2027	20,145
Thereafter	27,769
Total	$47,914
The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8.Stockholders’ Equity

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.    Stockholders’ Equity (Continued)
Common stock
As of March 31, 2024 and 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	March 31, 2024	March 31, 2023
Stock options, issued and outstanding	8,652,256	7,454,828
Restricted and performance stock units	2,397,890	1,351,280
Stock options and restricted stock units, future issuance	2,284,141	2,209,597
Employee stock purchase plan, available for future grants	2,738,208	2,076,603
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	5,281,616	9,484,238
Total shares of common stock reserved for future issuance	21,851,455	23,073,890
Undesignated preferred stock
As of March 31, 2024 and 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2024 and 2023.
ATM program
On August 11, 2020, the Company and SVB Leerink (the "Agent") entered into a sales agreement, which was subsequently amended on October 21, 2020 (as amended, the “2020 Sales Agreement”), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $62.5 million of shares of the Company’s common stock through the Agent, as the Company’s sales agent.
During the fiscal year ended March 31, 2023, the Company settled transactions that occurred pursuant to the 2020 Sales Agreement, whereby the Company issued and sold an aggregate of 1,686,438 shares of its common stock, resulting in gross proceeds of $32.0 million, before deducting fees of $1.0 million.
On June 23, 2022, the 2020 Sales Agreement was terminated by the execution by the Company and the Agent of a new sales agreement (the “2022 Sales Agreement”). Under the 2022 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate $100.0 million of shares of the Company's common stock through the Agent, as the Company's sales agent.
During the year ended March 31, 2023, pursuant to the 2022 Sales Agreement, the Company issued and sold an aggregate of 340,000 shares of its common stock, resulting in gross proceeds of $6.7 million, before deducting fees of $0.3 million.
On August 3, 2023, the 2022 Sales Agreement was terminated by the execution by the Company and Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Current Agent") of a new sales agreement, which was subsequently amended on May 16, 2024 (as so amended, the "2023 Sales Agreement"). Under the 2023 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $100.0 million of share of the Company's common stock, $0.001 par value shares (the "Shares"), through the Current Agent, as the Company's sales agent.
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 3, 2023, as amended for an offering of various

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.    Stockholders’ Equity (Continued)
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
During the year ended March 31, 2024, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
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

9. Pre-funded Warrants
Between November 2019 and December 2022, the Company completed public offerings including an option to purchase pre-funded warrants to purchase shares of the Company's common stock. As of March 31, 2024, the total amount of pre-funded warrants issued was 9,484,238 of which 4,202,622 have been exercised and 5,281,616 remained outstanding.
The remaining outstanding pre-funded warrants described above are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant if such holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company.
The 5,281,616 shares of the Company's common stock underlying the above described pre-funded warrants, are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as noted below in Note 11.
During the year ended March 31, 2024, a holder of the Company's pre-funded warrants exercised 4,202,622 of its pre-funded warrants and the Company issued 4,202,622 shares of common stock in exchange thereof.
10.Stock-based compensation
Stock-based compensation expense
The following table summarizes the classification of stock-based compensation expense in the consolidated statements of operations for the years ended March 31, 2024 and 2023 as follows:

	Year ended March 31,
	2024	2023
Research and development	$14,745	$10,074
Selling, general and administrative	19,380	18,057
	$34,125	$28,131
The following table summarizes stock-based compensation expense by award type for the years ended March 31, 2024 and 2023 as follows:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)

	Year ended March 31,
	2024	2023
Stock options	$21,594	$19,521
Restricted and performance stock units	12,531	8,610
	$34,125	$28,131
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of March 31, 2024. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,281,616 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2023, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,646,422 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
outstanding on March 31, 2023. As of March 31, 2024, 2,284,141 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for both plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of RSUs, under the 2018 Plan in addition to stock option awards available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one year anniversary date of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024 the Board of Directors approved the award of PSUs, under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will vest in connection with the timely achievement of a specified corporate milestone, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company granted 368,980 PSUs under the 2018 Plan during the year ended March 31, 2024.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,281,616 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2023, the number of shares reserved for issuance under the ESPP automatically increased by 661,605, for a total of 2,738,208 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.
Out-of-Plan Inducement Grant
From time to time, the Company grants equity awards to newly hired executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the years ended March 31, 2024 and 2023, the Company granted 125,000 and 82,500 nonqualified stock options to purchase shares of the Company's common stock, respectively, and 83,330 and 55,000 restricted stock units, respectively, under employment inducement grants.

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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Year ended March 31,
	2024	2023
Risk-free interest rate	3.75%	2.83%
Expected term (in years)	6.0	6.0
Expected volatility	74.2%	75.2%
Expected dividend yield	0%	0%
Stock options
A summary of stock option activity under the Company’s equity incentive plans for the year ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	7,454,828	$17.24	6.88	$31,244
Granted	2,394,124	16.90
Exercised	(164,221)	10.71
Cancelled	(1,032,475)	20.05
Outstanding as of March 31, 2024	8,652,256	16.94	6.61	$5,748
Options exercisable as of March 31, 2024	5,483,718	$15.65	5.40	$5,738
Options vested and expected to vest as of March 31, 2024	8,652,256	$16.94	6.61	$5,748
As of March 31, 2024, there was $33.0 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the years ended March 31, 2024 and 2023 was $11.41 and $12.80, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2024 and 2023 was $1.4 million and $2.7 million, respectively.
Restricted and performance stock units
In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the VP level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested upon the achievement of the approval of the Company’s first Biologics License Application (“BLA”) for RP1 by the Food and Drug Administration (“FDA”) no later than June 30, 2026. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
probability of achieving the performance condition at each reporting period. As of March 31, 2024, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company’s RSUs and PSUs during the year ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	1,351,280	$24.38
Granted	1,771,872	15.07
Vested	(371,949)	25.26
Cancelled	(353,313)	20.25
Outstanding as of March 31, 2024	2,397,890	$17.97
At March 31, 2024, there was $29.9 million of total unrecognized compensation cost related to unvested awards, which will be recognized over a weighted-average period of 2.5 years. Of the $29.9 million of total unrecognized compensation cost, performance based awards tied to the achievement of a company milestone account for approximately $2.9 million. The performance based awards will vest upon achievement of the performance milestone. The remaining $27.0 million in unrecognized compensation cost is related to restricted stock units which vest over time.
11.Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year ended March 31,
	2024	2023
Numerator:
Net loss	$(215,794)	$(174,284)
Denominator:
Weighted average common shares outstanding, basic and diluted	66,569,894	58,213,010
Net loss per share, basic and diluted	$(3.24)	$(2.99)
The 5,281,616 shares of the Company's common stock issuable upon exercise of Pre-Funded Warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
The Company’s potentially dilutive securities, which include stock options, unvested restricted and performance stock units and warrants to purchase common stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended March 31,
	2024	2023
Options to purchase common stock	8,652,256	7,454,828
Unvested restricted and performance stock units	2,397,890	1,351,280
Warrants to purchase common stock	497,344	497,344

12.Significant agreements
Agreement with Bristol-Myers Squibb Company

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.    Significant agreements (Continued)
In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”). Pursuant to the agreement, BMS will provide to the Company, at no cost, nivolumab, its anti-PD-1 therapy, for use in the Company’s ongoing clinical trial of RP1. Under the agreement, the Company will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and agreed to supply nivolumab, at no cost to the Company, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.
Unless earlier terminated, the agreement will remain in effect until (i) the completion of the clinical trial, (ii) all related clinical trial data have been delivered to both parties and (iii) the completion of any statistical analyses and bioanalyses contemplated by the clinical trial protocol or any analysis otherwise agreed upon by the parties. The agreement may be terminated by either party (x) in the event of an uncured material breach by the other party, (y) in the event the other party is insolvent or in bankruptcy proceedings or (z) for safety reasons. Upon termination, the licenses granted to the Company to use BMS’s nivolumab in the clinical trial will terminate.
In April 2019, the Company entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide to the Company, at no cost, nivolumab for use in the Company’s Phase 1 clinical trial of RP2 in combination with nivolumab.
Agreement with Regeneron Pharmaceuticals, Inc.

In May 2018, the Company entered into a Master Clinical Trial Collaboration and Supply Agreement with Regeneron. Pursuant to the agreement the Company agreed to undertake one or more clinical trials with Regeneron for the administration of the Company's product candidates in combination with cemiplimab, an anti-PD-1 therapy developed by Regeneron, across multiple solid tumor types. The first of which, agreed in June 2018, is the Company's ongoing clinical trial testing RP1 in combination with cemiplimab versus cemiplimab alone in patients with CSCC. Each clinical trial will be conducted pursuant to an agreed study plan which, among other things, will identify the name of the sponsor and which party will manage the particular study, and include the protocol, the budget and a schedule of clinical obligations.

Pursuant to the terms of the agreement, each party granted the other party a non-exclusive license of their respective intellectual property and agreed to contribute the necessary resources needed to fulfill their respective obligations, in each case, under the terms of agreed study plans. The Company does not expect any further reimbursements from Regeneron related to the initial study plan of June 2018 and the CERPASS trial. The agreement contains representations, warranties, undertakings and indemnities customary for a transaction of this nature. The agreement also contains certain time-based covenants that restrict the Company from entering into a third-party arrangement with respect to the use of its product candidates in combination with an anti-PD-1 therapy and that restrict Regeneron from entering into a third-party arrangement with respect to the use of cemiplimab in combination with an HSV-1 virus, in each case, for the treatment of a tumor type that is the subject of a clinical trial to which the covenants apply. Unless otherwise mutually agreed in a future study plan, these covenants are only applicable to the Company's ongoing Phase 2 clinical trial in CSCC.

The agreement may be terminated by either party if (i) there is no active study plan for which a final study report has not been completed and the parties have not entered into a study plan for an additional clinical trial within a period of time after the delivery of the most recent final study report or (ii) in the event of a material breach
The agreement with Regeneron is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs and share equally in development costs. The Company accounts for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company recognizes any amounts received from Regeneron in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.
In July 2022, Regeneron informed the Company that the costs of the study have reached the initial budget for the initial study plan of June 2018 and that Regeneron's reimbursement of CERPASS study costs to the Company have completed in the period ending June 30, 2022 in relation to the initial study budget. As a result of this notice from, and the ongoing

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.    Significant agreements (Continued)
communications with, Regeneron, the Company has not recorded any cost-sharing reimbursements from Regeneron in prepaid expenses and other current assets in the consolidated balance sheet or as an offset to research and development expense within the consolidated statement of operations since Regeneron informed it that Regeneron’s reimbursement of CERPASS study costs have completed. The Company does not expect any further reimbursements from Regeneron related to the initial study plan of June 2018.
The Company did not record any costs as an offset to research and development expenses during the year ended March 31, 2024 and recorded $1.1 million during the year ended March 31, 2023. During the years ended March 31, 2024 and 2023, the Company did not make any payments to Regeneron under the terms of the agreement. During the years ended March 31, 2024 and 2023, the Company received payments under the terms of the agreement from Regeneron of $0.0 million and $3.1 million, respectively. There were no outstanding receivables from Regeneron associated with this agreement at March 31, 2024 or 2023.
Roche
In December 2022, the Company entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to the Company's RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following the Company's re-prioritization of its product development portfolio in December 2023, the Company has agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has expressed its intent to continue to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is unlikely to share costs following the Company's re-prioritization. The Company is in discussions with Roche about revising these agreements following the Company's changes to its RP2 and RP3 development plans. Under the terms of the initial agreement the Company retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of its product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
The agreement with Roche is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs and shares equally in development costs in accordance with and up to the amount in the agreed upon first study plan. The Company accounts for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company recognizes any amounts received from Roche in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.
During the years ended March 31, 2024 and 2023, the Company did not make any payments to Roche under the terms of the agreement. The Company recorded $2.7 million and $0.9 million as an offset to research and development expenses during the years ended March 31, 2024 and 2023, respectively. During the years ended March 31, 2024 and 2023, the Company received payments under the terms of the agreement from Roche of $1.7 million and $0.0 million, respectively. As of March 31, 2024 and 2023, the Company recorded $1.8 million and $0.9 million as receivables from Roche in connection with this agreement, respectively.
Incyte
In July 2023, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, the Company will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. As of March 31, 2024, the Company and Incyte had not yet agreed on the protocol or budget. However, the Company and Incyte continue to discuss a potential protocol and neither party has triggered termination of the agreement in accordance with the termination right described in clause (iv) above. The parties are evaluating potential collaboration efforts pending further CERPASS data readout of RP1 in combination with cemiplimab and additional data for Incyte's product candidate INCB99280. During the year ended March 31, 2024, the Company did not make any payments to, or

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
12.    Significant agreements (Continued)
receive any payments from, Inctye under the terms of the agreement. Additionally, no costs were recorded to research and development expenses during the year ended March 31, 2024 related to this agreement.
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
The Company’s leases have remaining lease terms of five years to fifteen years. Some of the Company's leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms include options to extend or terminate leases when the Company concludes it is reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
13.    Commitments and contingencies (Continued)
The table below presents the lease-related costs which are included in the consolidated statements of operations for the years ended as of March 31, 2024 and 2023:

	Year ended March 31,
	2024	2023
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$2,428	$2,428
Interest on lease liabilities	2,163	2,197
Operating lease costs	1,122	1,018
Total lease cost	$5,713	$5,643
The following table summarizes the classification of lease costs in the consolidated statement of operations for the years ended March 31, 2024 and 2023 as follows:

	Year ended March 31,
	2024	2023
Finance Lease Costs
Research and development	$2,428	$2,071
Selling, general and administrative	—	358
Other income, net	2,163	2,197
Operating Lease Costs
Research and development	911	421
Selling, general and administrative	211	596
Total lease cost	$5,713	$5,643

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of March 31, 2024:

	March 31, 2024
	Operating leases	Financing lease	Total
2025	$1,161	$2,718	$3,879
2026	1,170	2,799	3,969
2027	1,136	2,883	4,019
2028	1,085	2,969	4,054
2029	1,004	3,058	4,062
Thereafter	923	31,995	32,918
Total lease payments	6,479	46,422	52,901
Less: interest	1,547	20,294	21,841
Total lease liabilities	$4,932	$26,128	$31,060

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
13.    Commitments and contingencies (Continued)
The following table provides lease disclosure as of and for the year ended March 31, 2024:

	March 31, 2024	March 31, 2023
Leases
Right-to-use operating lease asset	$4,635	$5,208
Right-to-use finance lease asset	37,237	39,665
Total lease assets	$41,872	$44,873
Operating lease liabilities, current	$1,161	$1,118
Finance lease liabilities, current	2,718	2,639
Operating lease liabilities, non-current	3,771	4,389
Finance lease liabilities, non-current	23,410	23,965
Total lease liabilities	$31,060	$32,111
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,059	$1,014
Operating cash flows from finance leases	$2,163	$2,197
Financing cash flows from finance leases	$476	$365
Right-to-use asset obtained in exchange for new operating lease liabilities	$—	$290
Weighted-average remaining lease term – operating leases	5.6 years	6.6 years
Weighted-average remaining lease term – financing leases	15.3 years	16.3 years
Weighted-average discount rate – operating leases	10.3%	10.3%
Weighted-average discount rate – financing leases	8.3%	8.3%
The variable lease costs and short-term lease costs were insignificant for the years ended March 31, 2024 and 2023, respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2024 and 2023, the Company had committed to minimum payments under these arrangements totaling $0.9 million and $1.0 million.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or 2023.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
14.    Benefit plans

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended March 31, 2024 and 2023, the Company made contributions totaling $2.1 million and $1.3 million, respectively, to the 401(k) Plan.
We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.
15.    Income taxes
Loss before income taxes for the years ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023
United States	$(19,367)	$(18,367)
United Kingdom	(196,019)	(155,629)
Total	$(215,386)	$(173,996)
During the year ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.4 million and $0.3 million, respectively, related to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income reduced by certain prior year available net operating losses.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of March 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. It was determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance was maintained as of March 31, 2024 and 2023.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended March 31, 2024 and 2023 is as follows:

	Year Ended March 31,
	2024	2023
U.S. federal statutory income tax rate	-21.0%	-21.0%
State taxes, net of federal benefit	-0.3%	-0.6%
Research and development	0.7%	1%
Stock compensation	3.0%	-0.1%
Foreign tax rate differential	-3.6%	1.8%
Change in tax rates	0.0%	-6.0%
Change in valuation allowance	21.4%	23.6%
Other	0.0%	1.5%
	0.2%	0.2%

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)
Components of the Company’s deferred tax assets as of March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$141,911	$93,788
Property, plant and equipment	4,706	4,535
Capitalized start-up costs	1,199	1,301
Stock compensation	13,798	14,757
Accrued expenses	3,221	2,906
Lease liability	7,938	7,964
Other	39	24
Total deferred tax assets	172,812	125,275
Valuation allowance	(161,890)	(113,889)
Net deferred tax assets	10,922	11,386

Deferred tax liabilities:
Right of use asset	(10,922)	(11,386)
Total deferred tax liabilities	(10,922)	(11,386)
Net deferred tax assets (liabilities)	$—	$—
As of March 31, 2024, the Company had U.S. federal operating loss carryforwards of approximately $32.0 million, which can be carried forward indefinitely subject to 80% limitation of taxable income when utilized. As of March 31, 2024, the Company had U.S. state operating loss carryforwards of $60.1 million, which will begin to expire in 2039. As of March 31, 2024, the Company had U.K. operating loss carryforwards of approximately $528.7 million, which can be carried forward indefinitely. Such U.S. federal and state, as well as U.K., net operating loss carryforwards are based on tax returns filed and does not reflect uncertain tax positions in the U.S. and offsetting positions in the U.K. related to the transfer pricing arrangement.
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
Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2024 and 2023 related primarily to the increase in net operating loss carryforwards were as follows:

	Year Ended March 31,
	2024	2023
Valuation allowance as of beginning of year	$113,889	$74,892
Increases recorded to income tax provision	45,941	41,063
Increases (decreases) recorded to equity	2,060	(2,066)
Valuation allowance as of end of year	$161,890	$113,889
Changes in the Company's gross unrecognized tax benefits from uncertain tax positions consisted of the following:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)

	Year Ended March 31,
	2024	2023
Unrecognized tax benefits as of beginning of year	$8,757	$—
(Decreases) increases for tax positions taken during prior years	(90)	8,757
Unrecognized tax benefits as of end of year	$8,667	$8,757

The Company's unrecognized tax benefits primarily relate to the Company's transfer pricing arrangements.

The Company's unrecognized tax benefits, if recognized, would not impact the effective tax rate and income tax provision due to the Company's valuation allowance.

As of March 31, 2024 and 2023, the Company had not accrued interest or penalties related to uncertain income tax positions.

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
As of March 31, 2024 and 2023, income taxes on outside basis differences, primarily related to undistributed earnings, of the Company’s subsidiary have not been provided for as the Company intends to indefinitely reinvest its outside basis differences, and the undistributed earnings were in a cumulative and overall deficit.
16.    Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	March 31, 2024	March 31, 2023
United States	$8,992	$5,836
United Kingdom	1,491	1,643
	$10,483	$7,479

17.    Subsequent events
In April 2024, the Company granted an equity award to a newly hired executive as a material inducement to enter into employment with the Company. The grant constitutes an "employment inducement grant" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grant included a nonqualified stock option to purchase up to 75,000 shares of the Company's common stock, as well as a restricted stock unit grant representing 50,000 shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan.

Exhibit index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).	10-K	June 3, 2020	3.1
3.2	Amended and Restated By-laws of the Registrant.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4	Form of Pre-Funded Warrant (2019).	8-K	November 18, 2019	4.1
4.5	Form of Pre-Funded Warrant (2020).	8-K	June 10, 2020	4.1
4.6	Form of Pre-Funded Warrant (2022)	8-K	December 12, 2022	4.1
4.7	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 8, 2019	4.4
10.1†	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3†*	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	10-K	May 19, 2022	10.3
10.4†*	Form of Performance Stock Unit Award Agreement under 2018 Omnibus Incentive Compensation Plan for U.S. Employees.
10.5†*	Form of Performance Stock Unit Award Agreement under 2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees.
10.6†*	Form of Inducement Stock Option Grant Agreement.
10.7†*	Form of Inducement Restricted Stock Unit Grant Agreement.
10.8†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.9†	Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between Robert Coffin and Replimune, Inc.	10-Q	November 4, 2021	10.2
10.10†	Employment Agreement, effective as of November 1, 2015, by and between Pamela Esposito and Replimune, Inc.	S-1	June 22, 2018	10.7
10.11†	Employment Agreement, dated as of September 16, 2015, by and between Colin Love and Replimune Limited.	S-1/A	July 10, 2018	10.9
10.12†	Employment Agreement, dated as of November 27, 2019, by and between Jean Franchi and Replimune, Inc.	8-K	December 9, 2019	10.1
10.13†*	Employment Agreement, dated as of May 10, 2021, by and between Tanya Lewis and Replimune, Inc.	10-K	May 20, 2021	10.12
10.14†	Separation Agreement and Release, dated as of December 23, 2019, by and between Howard Kaufman and Replimune, Inc.	10-Q	February 13, 2020	10.2
10.15†	Separation Agreement and Release, dated as of April 3, 2020, by and between Stephen Gorgol and Replimune, Inc.	10-K	June 3, 2020	10.13

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.16	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.17	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.18	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	10-Q	August 7, 2020	10.3
10.19‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12
10.20‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.21	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.22	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.23	Payoff Letter to Loan and Security Agreement by and among the Registrant, Replimune, Inc., Replimune Limited and Hercules Capital, Inc., dated December 15, 2020.	10-Q	February 4, 2021	10.1
10.24	Clinical Trial Collaboration and Supply Agreement (RP-2), dated as of April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.	10-K	June 3, 2020	10.22
10.25	Lease Agreement, dated as of October 29, 2021, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-Q	February 3, 2022	10.3
10.26*	Lease Agreement, dated as of March 23, 2023, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-K	May 18, 2023	10.34
10.27†*	Separation Agreement and Release, dated as of August 25, 2021, by and between Andrea Pirzkall and Replimune, Inc., as amended.	10-K	May 19, 2022	10.27
10.28	Second Amendment to Loan and Security Agreement, dated as of December 22, 2023, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules	10-Q	February 8, 2024	10.1
10.29†	Employment Agreement, dated as of December 1, 2022, by and between Konstantinos Xynos and Replimune, Inc.	10-Q	February 9, 2023	10.2
10.30†	Amendment to Amended and Restated Employment Agreement, dated as of December 30, 2022, by and between Sushil Patel and Replimune, Inc.	10-Q	February 9, 2023	10.3
10.31†	Employment Agreement, dated as of December 30, 2022, by and between Christopher Sarchi and Replimune, Inc.	10-Q	February 9, 2023	10.4
10.32†*	Employment Agreement, dated as of August 31, 2023, by and between Emily Hill and Replimune, Inc.	10-Q	November 7, 2023	10.1
10.33†*	Second Amended and Restated Employment Agreement, dated as of March 25, 2024, by and between Replimune, Inc. and Sushil Patel.
10.34†*	Second Amended and Restated Employment Agreement, dated as of March 25, 2024, by and between Replimune, Inc. and Philip Astley-Sparke.
10.35†*	Separation and Transition Agreement, dated as of March 25, 2024, by and between Robert Coffin and Replimune, Inc.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.36†*	Consulting Agreement, dated as of March 25, 2024, by and between Robert Coffin and Replimune, Inc.
10.37†	Separation Agreement and Release, dated as of May 18, 2023 by and between Jean Franchi and Replimune, Inc.	10-Q	August 3, 2023	10.2
10.38†	Consulting Agreement, dated as of May 18, 2023 by and between Jean Franchi and Replimune, Inc.	10-Q	August 3, 2023	10.3
10.39†*	Separation Agreement and Release, dated as of March 26, 2024, by and between Pamela Esposito and Replimune, Inc.
10.40†*	Consulting Agreement, dated as of March 26, 2024, by and between Pamela Esposito and Replimune, Inc.
10.41†*	Separation Agreement and Release, dated as of March 31, 2024, by and between Tanya Lewis and Replimune, Inc.
10.42†*	Consulting Agreement, dated as of March 31, 2024, by and between Tanya Lewis and Replimune, Inc.
10.43*	Replimune Group, Inc. Clawback Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

REPLIMUNE GROUP, INC.
Date: May 16, 2024	By:	/s/ SUSHIL PATEL
Sushil Patel Chief Executive Officer and Director
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ SUSHIL PATEL	Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2024
Sushil Patel
/s/ EMILY HILL	Chief Financial Officer, (Principal Financial Officer)	May 16, 2024
Emily Hill
/s/ ANDREW SCHWENDENMAN	Chief Accounting Officer, (Principal Accounting Officer)	May 16, 2024
Andrew Schwendenman
/s/ PHILIP ASTLEY-SPARKE	Director	May 16, 2024
Philip Astley-Sparke
/s/ ROBERT COFFIN	Director	May 16, 2024
Robert Coffin
/s/ KAPIL DHINGRA	Director	May 16, 2024
Kapil Dhingra
/s/ HYAM LEVITSKY	Director	May 16, 2024
Hyam Levitsky
/s/ CHRISTY OLIGER	Director	May 16, 2024
Christy Oliger
/s/ PAOLO PUCCI	Director	May 16, 2024
Paolo Pucci
/s/ JOSEPH SLATTERY	Director	May 16, 2024
Joseph Slattery
/s/ VELEKA PEEPLES-DYER	Director	May 16, 2024
Veleka Peeples-Dyer
/s/ DIETER WEINAND	Director	May 16, 2024
Dieter Weinand