Form 10-Q
period 2024-06-30
Replimune Group, Inc.
filed 2024-08-08
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 5, 2024 was 68,321,396.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$151,658	$74,457
Short-term investments	317,466	346,211
Research and development incentives receivable	4,933	4,922
Prepaid expenses and other current assets	6,263	8,077
Total current assets	480,320	433,667
Property, plant and equipment, net	11,403	10,483
Research and development incentives receivable, non-current	438	—
Restricted cash	1,700	1,700
Right-to-use asset - operating leases	4,475	4,635
Right-to-use asset - financing leases	36,629	37,237
Total assets	$534,965	$487,722

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$864	$2,578
Accrued expenses and other current liabilities	30,914	33,981
Operating lease liabilities, current	1,164	1,161
Financing lease liabilities, current	2,738	2,718
Total current liabilities	35,680	40,438
Operating lease liabilities, non-current	3,600	3,771
Financing lease liabilities, non-current	23,256	23,410
Long term debt, net of discount	45,192	44,809
Other liabilities, non-current	786	786
Total liabilities	$108,514	$113,214
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2024 and March 31, 2024; 68,309,968 and 61,415,105 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	68	61
Additional paid-in capital	1,177,113	1,070,874
Accumulated deficit	(755,054)	(701,282)
Accumulated other comprehensive income	4,324	4,855
Total stockholders' equity	426,451	374,508
Total liabilities and stockholders' equity	$534,965	$487,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Operating expenses:
Research and development	$42,972	$40,437
Selling, general and administrative	14,395	15,211
Total operating expenses	57,367	55,648
Loss from operations	(57,367)	(55,648)
Other income (expense):
Research and development incentives	438	393
Investment income	4,711	6,186
Interest expense on finance lease liability	(534)	(544)
Interest expense on debt obligations	(1,426)	(1,115)
Other income	406	1,374
Total other income (expense), net	3,595	6,294
Loss before income taxes	$(53,772)	$(49,354)
Income tax provision	—	$201
Net loss	$(53,772)	$(49,555)
Net loss per common share, basic and diluted	$(0.78)	$(0.75)
Weighted average common shares outstanding, basic and diluted	69,185,885	66,367,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net loss	$(53,772)	$(49,555)
Other comprehensive loss:
Foreign currency translation (loss) gain	(432)	(1,305)
Net unrealized (loss) gain on short-term investments, net of tax of $0	(99)	(458)
Comprehensive loss	$(54,303)	$(51,318)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,668,937	6	48,198	—	—	48,204
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Unrealized loss on short-term investments	—	—	—	—	(99)	(99)
Exercise of pre-funded warrants	739,225	1	—	—	—	1
Exercise of stock options	22,860	—	66	—	—	66
Vesting of RSUs	463,841	—	—	—	—	—
Stock-based compensation expense	—	—	9,475	—	—	9,475
Net loss	—	—	—	(53,772)	—	(53,772)
Balances as of June 30, 2024	68,309,968	68	1,177,113	(755,054)	4,324	426,451

Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(1,305)	(1,305)
Unrealized loss on short-term investments	—	—	—	—	(458)	(458)
Exercise of pre-funded warrants	1,922,655	—	—	—	—	—
Exercise of stock options	96,146	—	1,209	—	—	1,209
Vesting of RSUs	281,211	—	—	—	—	—
Stock-based compensation expense	—	—	8,846	—	—	8,846
Net loss	—	—	—	(49,555)	—	(49,555)
Balances as of June 30, 2023	58,976,325	57	1,045,049	(535,043)	3,966	514,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(53,772)	$(49,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,475	8,846
Depreciation and amortization	736	621
Net amortization of premiums and discounts on short-term investments	(2,788)	(4,091)
Noncash interest expense	383	257
Unrealized foreign currency transaction (gains) losses	(406)	(1,374)
Changes in operating assets and liabilities:
Research and development incentives receivable	(437)	(393)
Prepaid expenses and other current assets	1,817	(1,577)
Operating lease, right-of-use-asset	164	148
Finance lease, right-of-use-asset	607	607
Accounts payable	(1,615)	(816)
Accrued expenses and other current liabilities	(3,160)	(1,215)
Operating lease liabilities	(171)	(153)
Other non-current liabilities	—	107
Net cash used in operating activities	(49,167)	(48,588)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(1,669)	(449)
Purchase of short-term investments	(105,475)	(169,330)
Proceeds from sales and maturities of short-term investments	136,910	177,140
Net cash provided by investing activities	29,766	7,361
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	48,204	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of placement agent fees and offering costs	48,500	—
Principal payment of finance lease obligation	(134)	(104)
Proceeds from exercise of stock options and pre-funded warrants	67	1,209
Net cash provided by financing activities	96,637	1,105
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	77,201	(40,109)
Cash, cash equivalents and restricted cash at beginning of period	76,157	148,226
Cash, cash equivalents and restricted cash at end of period	$153,358	$108,117

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	1,052	653

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	87	412
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
The Company's proprietary oncolytic immunotherapy product candidates, the RPx product candidates, are based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with added payloads intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The Company currently has three RPx product candidates, RP1, RP2 and RP3. RP1 is currently under development in multiple clinical trials, the most advanced being the anti-PD1 failed melanoma cohort of the IGNYTE clinical trial, that, as reported in June 2024, had positive topline primary data analysis by independent central review. RP2 is currently in clinical development with planning underway for a potentially registration enabling clinical trial in uveal melanoma.

Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $53.8 million and $49.6 million for the three months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $755.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of June 30, 2024, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three months ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the three months ended June 30, 2024 and 2023 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations for the three months ended June 30, 2024 and 2023 and its cash flows for the three months ended June 30, 2024 and 2023. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2024 and 2023 are unaudited. The results for the three months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending March 31, 2025, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission on May 16, 2024 (the "Annual Report").
During the three months ended June 30, 2024, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$20,097	$—	$20,097
Short-term investments
US Government Agency bonds	—	171,707	—	171,707
US Treasury bonds	—	145,759	—	145,759
	$—	$337,563	$—	$337,563

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$41,077	$—	$41,077
Short-term investments
US Government Agency bonds	—	199,821	—	199,821
US Treasury bonds	—	146,390	—	146,390
	$—	$387,288	$—	$387,288
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three months ended June 30, 2024 and 2023, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at June 30, 2024 and money market funds at March 31, 2024.
4. Short-term investments
As of June 30, 2024 and March 31, 2024, the Company's available-for-sale investments by type consisted of the following:

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$171,822	$3	$(118)	$—	$171,707
US Treasury bonds	145,854	1	(96)	—	145,759
Total	$317,676	$4	$(214)	$—	$317,466

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	199,905	33	(117)	$—	199,821
US Treasury bonds	146,417	11	(38)	—	146,390
Total	$346,322	$44	$(155)	$—	$346,211

As of June 30, 2024 and March 31, 2024, available-for-sale securities consisted of investments that mature within one year.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2024	March 31, 2024
Office equipment	$1,487	$1,464
Computer equipment	2,108	1,975
Plant and laboratory equipment	10,560	10,423
Leasehold improvements	1,886	1,886
Capitalized software	4,938	3,515
Construction in progress	1,034	1,117
Total property, plant and equipment	22,013	20,380
Less: Accumulated depreciation	(10,610)	(9,897)
Property, plant and equipment, net	$11,403	$10,483
Depreciation expense was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	March 31, 2024
Accrued research and development costs	$16,166	$16,376
Accrued compensation and benefits costs	7,447	13,906
Accrued professional fees	370	369
Other	6,931	3,330
Total accrued expenses and other current liabilities	$30,914	$33,981

7 Debt
On October 6, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the closing date, and at the Company's sole option, could have drawn, but did not draw down, an additional $30.0 million on or prior to September 30, 2023. The Company can also draw as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

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

The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain unrestricted cash in an amount not less than 35% of the aggregate outstanding secured obligations under the Loan Agreement in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times which commenced on January 1, 2024. In addition, the Loan Agreement also contains a financial covenant that beginning on the later of (i) July 1, 2024 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility.

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $0.6 million as of June 30, 2024 and $0.5 million as of March 31, 2024.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $1.1 million and $1.2 million were recorded in other assets as of June 30, 2024 and March 31, 2024, respectively, related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the three months ended June 30, 2024 was $1.4 million.

The summary of obligations under the term loan as of June 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Principal loan balance	$45,923	$45,749
Facility charge and diligence fee	(251)	(266)
Unamortized issuance costs	(1,123)	(1,191)
Accumulated end of term fee	643	517
Long term debt, net	$45,192	$44,809

The annual principal payments due under the Loan Agreement as of June 30, 2024 and March 31, 2024 were as follows:

	June 30, 2024	March 31, 2024
2024	—	—
2025	—	—
2026	—	—
2027	20,145	20,145
Thereafter	27,769	27,769
Total	$47,914	$47,914

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan
8 Stockholders’ equity
Common stock
As of June 30, 2024 and March 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	June 30, 2024	March 31, 2024
Stock options, issued and outstanding	10,157,054	8,652,256
Restricted and performance stock units	3,370,183	2,397,890
Stock options and restricted stock units, future issuance	1,988,217	2,284,141
Employee stock purchase plan, available for future grants	3,405,175	2,738,208
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	10,211,969	5,281,616
Total shares of common stock reserved for future issuance	29,629,942	21,851,455
Undesignated preferred stock
As of June 30, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2024.
ATM program
On August 3, 2023, the Company and Leerink Partners LLC (the "Current Agent") entered into a sales agreement, which was subsequently amended on May 16, 2024 (as so amended, the "2023 Sales Agreement"). Under the 2023 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $100.0 million of share of the Company's common stock, $0.001 par value shares (the "Shares"), through the Current Agent, as the Company's sales agent.
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on August 3, 2023, as amended for an offering of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
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
During the three months ended June 30, 2024, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
Equity offerings
On June 14, 2024, the Company completed a private placement transaction (the "Private Placement") pursuant to which the Company sold (a) 5,668,937 shares of the Company's common stock, at an offering price of $8.82, and (b) in lieu of common stock to certain investors, pre-funded warrants to purchase 5,669,578 shares of the Company's common stock at an offering price of $8.819 per warrant (the "2024 Pre-funded Warrants"). The Company received aggregate net proceeds in the Private Placement of approximately $96.7 million after deducting placement agent fees and other offering expenses payable by the Company of approximately $3.3 million.
9 Pre-funded Warrants
The Company's pre-funded warrants are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant if such holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the 2024 Pre-funded Warrants may increase or decrease this percentage to any other percentage not in excess of 9.99%, whereas a holder of the Company's pre-funded warrants issued prior to the 2024 Pre-funded Warrants, may increase or decrease this percentage up to 19.99%, by providing at least 61 days’ prior notice to the Company.
The 10,211,969 shares of the Company's common stock underlying the pre-funded warrants issued by the Company are not included in the number of issued and outstanding shares of the Company’s common stock outstanding as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as described below in Note 11.
During the three months ended June 30, 2024, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock in exchange thereof.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,
	2024	2023
Research and development	$4,226	$3,298
Selling, general and administrative	5,249	5,548
	$9,475	$8,846

     The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Stock options	$5,733	$5,614
Restricted and performance stock units	3,742	3,232
	$9,475	$8,846
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of June 30, 2024. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,281,616 shares issuable upon exercise of those pre-funded warrants as of March 31, 2024, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2024, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,667,868 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2024. As of June 30, 2024, 1,988,217 shares remained available for future grants under the 2018 Plan.

The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024 the Board of Directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company granted 246,110 PSUs under the 2018 Plan during the three months ended June, 2024. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,281,616 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2024, the number of shares reserved for issuance under the ESPP automatically increased by 666,967, for a total of 3,405,175 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the three months ended June 30, 2024, the Company granted 75,000 nonqualified stock options to purchase shares of the Company's common stock and 50,000 restricted stock units under employment inducement grants, and in the same period in 2023, the Company did not grant any employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2024	2023
Risk-free interest rate	4.43%	3.60%
Expected term (in years)	6.0	6.0
Expected volatility	76.3%	74.1%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	8,652,256	$16.94	6.61	$5,748
Granted	1,744,401	$7.73
Exercised	(22,860)	$2.91
Cancelled	(216,743)	$17.82
Outstanding as of June 30, 2024	10,157,054	$15.37	6.84	$8,837
Options exercisable as of June 30, 2024	6,152,459	$16.16	5.40	$6,541
Options vested and expected to vest as of June 30, 2024	10,157,054	$15.37	6.84	$8,837
As of June 30, 2024, there was $35.7 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.8 years.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2024 and 2023 was $5.37 and $12.09, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2024 was $0.1 million.
Restricted and performance stock units

In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested upon the achievement of the approval of the Company’s first Biologics License Application (“BLA”) for RP1 by the Food and Drug Administration (“FDA”) no later than June 30, 2026. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of June 30, 2024, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company's RSUs and PSUs during the three months ended June 30, 2024 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	2,397,890	17.97
Granted	1,560,527	7.72
Vested	(463,841)	22.03
Cancelled	(124,393)	15.23
Outstanding as of June 30, 2024	3,370,183	$12.77
As of June 30, 2024, there was $34.5 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years. Of the $34.5 million of total unrecognized compensation cost, performance based awards tied to the achievement of a company milestone account for approximately $4.8 million. The performance based awards will vest upon achievement of the performance milestone. The remaining unrecognized compensation cost is related to restricted stock units which vest over time.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(53,772)	$(49,555)
Denominator:
Weighted average common shares outstanding, basic and diluted	69,185,885	66,367,702
Net loss per share, basic and diluted	$(0.78)	$(0.75)
The 10,211,969 shares of the Company's common stock issuable upon exercise of pre-funded warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
The Company’s potentially dilutive securities, which include stock options, unvested restricted and performance stock units and warrants to purchase shares of common stock that resulted from the conversion of warrants to purchase shares of series seed preferred stock existing before the Company's IPO, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2024	2023
Options to purchase common stock	10,157,054	9,067,305
Unvested restricted and performance stock units	3,370,183	2,069,415
Warrants to purchase common stock	497,344	497,344
	14,024,581	11,634,064

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
13 Collaboration and other arrangements
Roche
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
The agreement with Roche is accounted for under ASC 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants and each party pays its own compound costs. The Company accounts for costs incurred as part of the study, including costs to supply compounds for use in the study, as research and development expenses within the consolidated statement of operations. The Company will recognize any amounts received from Roche in connection with this agreement as an offset to research and development expense within the consolidated statement of operations.
During the three months ended June 30, 2024 and 2023, the Company did not make any payments to Roche under the terms of the agreement. The Company recorded $0.0 million and $0.7 million as an offset to research and development expenses during the three months ended June 30, 2024, and 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company received payments under the terms of the agreement from Roche of $1.8 million and $0.2 million, respectively. As of June 30, 2024 and March 31, 2024, the Company recorded $0.0 million and $1.8 million as receivables from Roche in connection with this agreement, respectively.
Incyte

In July 2023, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, the Company will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. On July 30, 2024, Incyte announced it has discontinued further development of its oral small molecule PD-L1 inhibitor, which was the intended study drug in the Company's planned collaboration with Incyte. On August 1, 2024, the Company received notice of termination of the Clinical Trial Collaboration and Supply Agreement from Incyte. During the year ended March 31, 2024, the Company did not make any payments to, or receive any payments from,

Inctye under the terms of the agreement. Additionally, no costs were recorded to research and development expenses during the three months ended June 30, 2024 related to this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607
Interest on lease liabilities	534	544
Operating lease costs	281	280
Total lease cost	$1,422	$1,431
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,
	2024	2023
Finance Lease Costs
Research and development	$607	$607
Other income (expense)	534	544
Operating Lease Costs
Research and development	229	229
Selling, general and administrative	52	51
Total lease cost	$1,422	$1,431
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of June 30, 2024:

	June 30, 2024
	Operating leases	Financing lease	Total
2025 (remaining nine months)	$872	$2,050	$2,922
2026	1,171	2,799	3,970
2027	1,137	2,883	4,020
2028	1,086	2,969	4,055
2029	1,005	3,058	4,063
Thereafter	925	31,995	32,920
Total lease payments	6,196	45,754	51,950
Less: interest	1,432	19,760	21,192
Total lease liabilities	$4,764	$25,994	$30,758
The following table provides lease disclosure as of June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
Leases
Right-to-use operating lease asset	$4,475	$4,635
Right-to-use finance lease asset	36,629	37,237
Total lease assets	$41,104	$41,872

Operating lease liabilities, current	$1,164	$1,161
Finance lease liabilities, current	2,738	2,718
Operating lease liabilities, non-current	3,600	3,771
Finance lease liabilities, non-current	23,256	23,410
Total lease liabilities	$30,758	$31,060
The following table provides lease disclosure for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152		$263
Operating cash flows from finance leases	$534		$544
Financing cash flows from finance leases	$134		$104
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	5.6	years	6.3	years
Weighted-average remaining lease term - financing leases	15.3	years	16.1	years
Weighted-average discount rate - operating leases	10.3%		10.3%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three months ended June 30, 2024 and 2023.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2024 and March 31, 2024, the Company had committed to minimum payments under these arrangements totaling $0.9 million and $0.9 million, respectively.
Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 or March 31, 2024.
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
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	June 30, 2024	March 31, 2024
United States	$10,006	$8,992
United Kingdom	1,397	1,491
	$11,403	$10,483

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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

Our leading clinical trial of RP1 is our IGNYTE trial, a multi-cohort Phase 1/2 clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1. The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort enrolling patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. The anti-PD1 failed melanoma cohort from the IGNYTE clinical trial includes 140 patients who received RP1 plus nivolumab after confirmed progression while being treated with at least 8 weeks of prior anti-PD1 therapy (+/- anti-CTLA-4). The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. The topline results showed the overall response rate was 33.6% by modified RECIST 1.1 criteria, the primary endpoint as defined in the protocol, and 32.9% by RECIST 1.1 criteria, an additional analysis requested by the U.S. Food and Drug Administration, or FDA. Responses from baseline were highly durable, with all responses lasting more than 6 months and median duration of response exceeding 35 months. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 “on target” side effects, observed. The Company plans to submit the full primary analysis data from the anti-PD1 failed melanoma cohort including key secondary endpoint data and subgroups for presentation at an upcoming medical congress. Following a Type C meeting with the FDA, a confirmatory study design concept consisting of a 2-arm randomized trial with physician’s choice of treatment as a comparator arm in anti-PD1 failed melanoma patients was agreed. The FDA requested that the Phase 3 confirmatory trial be underway at the time of a BLA submission under the accelerated approval pathway. In May 2024, we reported completing a successful Type C meeting with the FDA that confirmed alignment on our Chemistry, Manufacturing and Controls, or CMC, plans to support an IGNYTE anti-PD1 failed melanoma BLA submission. A pre-BLA meeting with the FDA is planned for September 2024 and a BLA submission for RP1 in combination with nivolumab in anti-PD1 failed melanoma is planned for the second half of 2024.

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

Furthering development of our RP1 clinical candidate, we have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which is referred to herein as ARTACUS or the ARTACUS trial, which we believe to be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant recipients with skin cancers. In November 2023 we presented initial data from the ARTACUS clinical trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s (SITC) 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and Merkel cell carcinoma (n=3), demonstrating an overall response rate, or ORR of 34.5% and a complete response, or CR of 21%. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed. This data was also presented during oral presentation at the American Association of Cancer Research 2024 Annual Meeting in April 2024. We continue to enroll patients into this trial.

As previously reported, the CERPASS clinical trial of RP1 in patients with CSCC continues as planned to assess duration of response, or DOR, progression free survival and overall survival with greater maturity.

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

We continue the development of our clinical candidate RP2 with a focus on establishing a rare cancer franchise. Notably, as previously reported, from our Phase-1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD1 and in particular in patients with uveal melanoma. In November 2023, we presented updated data from a cohort of metastatic uveal melanoma patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, or 88.2%) in the study had progressed on or after immunotherapy with

12 of 17 patients (70.6%) having previously received both anti-PD1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of patients was 58.8%. We have finalized the protocol based on FDA input and begun trial initiation activities for a registration-directed study of RP2 in metastatic uveal melanoma in patients who are immune checkpoints inhibitor-naïve. The study is a randomized trial of RP2 in combination with nivolumab vs. ipilimumab and nivolumab, or nivolumab for those ineligible for ipilimumab.

The Company continues its signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma (HCC) in collaboration with Roche. This Phase 2 clinical trial is expected to dose its first patient in the second half of 2024.

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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $945.7 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $706.0 million was from four separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020 and December 2022, respectively, $96.7 million was from our private investment in a public entity in June 2024, and $41.9 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 20,430,480 shares of our common stock and pre-funded warrants to purchase 9,484,238 shares of common stock in the Public Offerings, 5,668,937 shares of our common stock and pre-funded warrants to purchase 5,669,578 shares of common stock through our private investment in a public entity in June 2024, and 2,313,997 shares of common stock through our at-the-market facilities.
Our net losses were $53.8 million and $49.6 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $755.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of June 30, 2024, we had cash and cash equivalents and short-term investments of $469.1 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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

Income taxes
During the three months ended June 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred in the United Kingdom in each period due to its uncertainty of realizing a benefit from those items.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended June 30, 2024 and 2023, the Company excluded the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2024 and March 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended June 30, 2024 and 2023
The following chart summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$42,972	$40,437	$2,535
Selling, general and administrative	14,395	15,211	(816)
Total operating expenses	57,367	55,648	1,719
Loss from operations	(57,367)	(55,648)	(1,719)
Other income (expense):
Research and development incentives	438	393	45
Investment income	4,711	6,186	(1,475)
Interest expense on finance lease liability	(534)	(544)	10
Interest expense on debt obligations	(1,426)	(1,115)	(311)
Other income	406	1,374	(968)
Total other income (expense), net	3,595	6,294	(2,699)
Loss before income taxes	$(53,772)	$(49,354)	$(4,418)
Income tax provision	$—	$201	$(201)
Net loss	$(53,772)	$(49,555)	$(4,217)
Research and development expenses
Research and development expenses for the three months ended June 30, 2024 were $43.0 million, compared to $40.4 million for the three months ended June 30, 2023. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program:
RP1	11,659	12,296	(637)
RP2	2,083	1,286	797
RP3	1,304	3,940	(2,636)
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	21,786	18,026	3,760
Other	6,140	4,889	1,251
Total research and development expenses	$42,972	$40,437	$2,535
The total increase of $2.5 million was driven by an increase of approximately $5.0 million in our unallocated expenses, including $3.8 million in personnel-related costs and $1.3 million in other costs. The increase in personnel-related costs is attributable to a $2.8 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.9 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. Personnel related costs for the three months ended June 30, 2024 and 2023 included stock-based compensation expense of $4.2 million and $3.3 million, respectively. Furthermore, other costs increased primarily as a result of increased facility costs, consultants and other variable costs.
The overall decrease of $2.5 million in direct research costs is a result of the Company's reprioritization spending during the first quarter of the fiscal year. The decrease of $2.6 million in costs related to RP3 is a reflection of the deprioritization of development efforts on this product candidate, which the Company began to taper in the second half of the prior fiscal year. Spending for RP1 and RP2 remained relatively consistent during the first quarter, as the Company continued preparations for the primary data analysis and readout for the anti-PD-1 failed melanoma cohort of the IGNYTE trial and preparations for a potential BLA submission for this cohort in the second half of 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses were $14.4 million for the three months ended June 30, 2024, compared to $15.2 million for the three months ended June 30, 2023. The decrease of $0.8 million is primarily the result of a decrease of $0.8 million in personnel related costs, including a decrease of $0.5 million in payroll and fringe benefits and $0.3 million in stock compensation. The decrease in personnel related costs during the quarter was driven by a slower hiring process as the Company was reprioritizing spending and managing the cash runway, coupled with lower stock prices decreasing stock-based compensation on a year over year basis.
Total other income (expense), net
Other income (expense), net was $3.6 million for the three months ended June 30, 2024, compared to a net income of $6.3 million for the three months ended June 30, 2023. The net change of $2.7 million is primarily attributable to an decrease in investment income of $1.5 million as a result of a lower investment balance year over year , as well as an increase in expense of $1.0 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions.
Income tax provision
The income tax provision for the three months ended June 30, 2024 and June 30, 2023, was $0.0 million and $0.2 million, respectively. There was no income tax provision booked during the three months ended June 30, 2024 as a result of a forecasted U.S. loss for the year. The income tax provision booked for the three months ended June 30, 2023 was primarily due to forecasted U.S. taxable income for the year that was not fully offset by available net operating loss carryforwards.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through June 30, 2024, we had received net proceeds of $945.7 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private investment in a public entity, and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of June 30, 2024, we had cash and cash equivalents and short-term investments of $469.1 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30,
	2024	2023
	(Amounts in thousands)
Net cash used in operating activities	$(49,167)	$(48,588)
Net cash provided by investing activities	29,766	7,361
Net cash provided by financing activities	96,637	1,105
Effect of exchange rate changes on cash and cash equivalents	(35)	13
Net decrease in cash and cash equivalents	$77,201	$(40,109)
Operating activities
During the three months ended June 30, 2024, net cash used in operating activities was $49.2 million, primarily resulting from our net loss of $53.8 million partially offset by non-cash charges of $7.4 million, which primarily consist of stock-based compensation expense of $9.5 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $2.8 million, and an increase in cash of $2.8 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the three months ended June 30, 2024 consisted primarily of a $3.2 million decrease in accrued expenses and other current liabilities, a $1.8 million increase in prepaid expenses and other current assets, a $1.6 million decrease in accounts payable, a net $0.6 million change in operating and financing right-of-use assets and lease liabilities, and a $0.4 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
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
Investing activities
During the three months ended June 30, 2024, net cash provided by investing activities was $29.8 million, consisting of $136.9 million in proceeds from sales and maturities of short-term investments, partially offset by $105.5 million in purchases of available for sale securities, and $1.7 million in purchases of property, plant and equipment and capitalized software.

During the three months ended June 30, 2023, net cash provided by investing activities was $7.4 million, consisting of $177.1 million in proceeds from sales and maturities of short-term investments, partially offset by $169.3 million in purchases of available for sale securities, and $0.4 million in purchases of property, plant and equipment.
Financing Activities
During the three months ended June 30, 2024, net cash provided by financing activities was $96.6 million, consisting primarily of $96.7 million in proceeds from the Company's private investment in a public entity in June 2024.
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

As of June 30, 2024, we had cash and cash equivalents and short-term investments of $469.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2024, will enable us to fund operations into the second half of 2026 which includes scale up for the commercialization of RP1 in skin cancers and for working capital and general corporate purposes. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 18, 2023.
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
Incyte

In July 2023, we entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, we will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. On July 30, 2024, Incyte announced it has discontinued further development of its oral small molecule PD-L1 inhibitor, which was the intended study drug in the Company's planned collaboration with Incyte. On August 1, 2024, the Company received notice of termination of the Clinical Trial Collaboration and Supply Agreement from Incyte.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are using cemiplimab in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Although we have entered into such collaboration and supply agreements, and may continue to do so, our partners may remain in control of the supply and other decisions relating to their products or product candidates and we rely on their adherence to the terms of such agreements for the proper execution of their obligations. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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
The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of RP1 or our other product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-

oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for our product candidates. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2024 and 2023, we reported a net loss of $53.8 million and $49.6 million, respectively. At June 30, 2024, we had an accumulated deficit of $755.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At June 30, 2024, our cash and cash equivalents and short-term investments were $469.1 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of June 30, 2024 will enable us to fund operations into the second half of 2026 which includes scale up for the commercialization of RP1 in skin cancers and for working capital and general corporate purposes. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
We have entered into arrangements with BMS and Regeneron as part of our clinical development for our product candidates where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1 and our Phase 1/2 clinical trial with RP2 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron agreed to provide cemiplimab, its anti-PD-1 therapy, for use in our CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future.

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
If we, our operations or in some instances our partners actions under clinical trials in which we are the sponsor, are found to be in violation of any federal or state healthcare law, or any other laws or regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
We may sell up to $100.0 million of shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023, as amended, with Leerink Partners LLC, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on June 13, 2024.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the three months ended June 30, 2024, each of the following officers or directors adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(3)
Philip Astley-Sparke Executive Chairman	4/2/2024(2)	240,000	January 15, 2026
Robert Coffin Director	4/3/2024(2)	480,000	December 31, 2026
Sushil Patel Chief Executive Officer and Director	4/3/2024(2)	25000	March 20, 2025

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

(3) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of bankruptcy, insolvency, death or mental incapacity of the adopting person.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2024.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1	Securities Purchase Agreement, dated June 12, 2024, by and among Replimune Group, Inc. and each of the investors as party thereto.	8-K	June 13, 2024	10.1
10.2	Form of Registration Rights Agreement, dated June 14, 2024, by and among Replimune Group Inc. and each of the investors as party thereto.	8-K	June 13, 2024	10.2
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: August 8, 2024	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2024	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)