Form 10-Q
period 2024-09-30
Replimune Group, Inc.
filed 2024-11-12
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 8, 2024 was 68,417,444.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$113,494	$74,457
Short-term investments	318,565	346,211
Research and development incentives receivable	2,049	4,922
Prepaid expenses and other current assets	8,527	8,077
Total current assets	442,635	433,667
Property, plant and equipment, net	12,591	10,483
Research and development incentives receivable, non-current	832	—
Restricted cash	1,705	1,700
Right-to-use asset - operating leases	4,417	4,635
Right-to-use asset - financing leases	36,022	37,237
Total assets	$498,202	$487,722

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,410	$2,578
Accrued expenses and other current liabilities	31,423	33,981
Operating lease liabilities, current	1,199	1,161
Financing lease liabilities, current	2,758	2,718
Total current liabilities	43,790	40,438
Operating lease liabilities, non-current	3,502	3,771
Financing lease liabilities, non-current	23,093	23,410
Long term debt, net of discount	45,572	44,809
Other liabilities, non-current	786	786
Total liabilities	$116,743	$113,214
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2024 and March 31, 2024; 68,394,588 and 61,415,105 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	68	61
Additional paid-in capital	1,185,866	1,070,874
Accumulated deficit	(808,109)	(701,282)
Accumulated other comprehensive income	3,634	4,855
Total stockholders' equity	381,459	374,508
Total liabilities and stockholders' equity	$498,202	$487,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$43,448	$49,101	$86,420	$89,538
Selling, general and administrative	15,468	14,730	29,863	29,941
Total operating expenses	58,916	63,831	116,283	119,479
Loss from operations	(58,916)	(63,831)	(116,283)	(119,479)
Other income (expense):
Research and development incentives	408	443	846	836
Investment income	5,394	6,049	10,106	12,235
Interest expense on finance lease liability	(531)	(542)	(1,065)	(1,086)
Interest expense on debt obligations	(1,438)	(955)	(2,864)	(2,070)
Other income (expense)	2,028	(1,409)	2,433	(35)
Total other income (expense), net	5,861	3,586	9,456	9,880
Loss before income taxes	$(53,055)	$(60,245)	$(106,827)	$(109,599)
Income tax provision	—	$(201)	$—	$—
Net loss	$(53,055)	$(60,044)	$(106,827)	$(109,599)
Net loss per common share, basic and diluted	$(0.68)	$(0.90)	$(1.45)	$(1.65)
Weighted average common shares outstanding, basic and diluted	78,570,135	66,582,280	73,903,650	66,475,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(53,055)	$(60,044)	$(106,827)	$(109,599)
Other comprehensive loss:
Foreign currency translation (loss) gain	(1,905)	1,308	(2,337)	3
Net unrealized gain (loss) on short-term investments, net of tax of $0	1,215	214	1,116	(244)
Comprehensive loss	$(53,745)	$(58,522)	$(108,048)	$(109,840)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,668,937	6	48,198	—	—	48,204
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Unrealized loss on short-term investments	—	—	—	—	(99)	(99)
Exercise of pre-funded warrants	739,225	1	—	—	—	1
Exercise of stock options	22,860	—	66	—	—	66
Vesting of RSUs	463,841	—	—	—	—	—
Stock-based compensation expense	—	—	9,475	—	—	9,475
Net loss	—	—	—	(53,772)	—	(53,772)
Balances as of June 30, 2024	68,309,968	68	1,177,113	(755,054)	4,324	426,451
Foreign currency translation adjustment	—	—	—	—	(1,905)	(1,905)
Unrealized gain on short-term investments	—	—	—	—	1,215	1,215
Exercise of stock options	34,284	—	103	—	—	103
Vesting of RSUs	50,336	—	—	—	—	—
Stock-based compensation expense	—	—	8,650	—	—	8,650
Net loss	—	—	—	(53,055)	—	(53,055)
Balances as of September 30, 2024	68,394,588	68	1,185,866	(808,109)	3,634	381,459

Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(1,305)	(1,305)
Unrealized loss on short-term investments	—	—	—	—	(458)	(458)
Exercise of pre-funded warrants	1,922,655	—	—	—	—	—
Exercise of stock options	96,146	—	1,209	—	—	1,209
Vesting of RSUs	281,211	—	—	—	—	—
Stock-based compensation expense	—	—	8,846	—	—	8,846
Net loss	—	—	—	(49,555)	—	(49,555)
Balances as of June 30, 2023	58,976,325	57	1,045,049	(535,043)	3,966	514,029
Foreign currency translation adjustment	—	—	—	—	1,308	1,308
Unrealized gain on short-term investments	—	—	—	—	214	214
Exercise of stock options	67,210	1	549	—	—	550
Vesting of RSUs	15,808	1	—	—	—	1
Stock-based compensation expense	—	—	9,114	—	—	9,114
Net loss	—	—	—	(60,044)	—	(60,044)
Balances as of September 30, 2023	59,059,343	59	1,054,712	(595,087)	5,488	465,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(106,827)	$(109,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,125	17,961
Depreciation and amortization	1,661	1,275
Net amortization of premiums and discounts on short-term investments	(5,215)	(6,459)
Noncash interest expense	758	513
Unrealized foreign currency transaction (gains) losses	(2,433)	37
Changes in operating assets and liabilities:
Research and development incentives receivable	2,241	(835)
Prepaid expenses and other current assets	(407)	(2,243)
Operating lease, right-of-use-asset	333	300
Finance lease, right-of-use-asset	1,214	1,214
Accounts payable	5,849	(1,029)
Accrued expenses and other current liabilities	(2,755)	6,977
Operating lease liabilities	(350)	(290)
Net cash used in operating activities	(87,806)	(92,178)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(3,753)	(2,203)
Purchase of short-term investments	(194,933)	(281,246)
Proceeds from sales and maturities of short-term investments	228,910	303,493
Net cash provided by investing activities	30,224	20,044
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	48,204	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of placement agent fees and offering costs	48,500	—
Principal payment of finance lease obligation	(277)	(217)
Proceeds from exercise of stock options and pre-funded warrants	171	1,760
Net cash provided by financing activities	96,598	1,543
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,042	(70,594)
Cash, cash equivalents and restricted cash at beginning of period	76,157	148,226
Cash, cash equivalents and restricted cash at end of period	$115,199	$77,632

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	2,864	1,343
Cash paid for income taxes, net	$—	$300

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	120	138
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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, third-party intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
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

Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $53.1 million and $60.0 million for the three months ended September 30, 2024 and 2023, and net losses of $106.8 million and $109.6 million for the six months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $808.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying consolidated balance sheet as of September 30, 2024, the consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and six months ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the six months ended September 30, 2024 and 2023 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and six months ended September 30, 2024 and 2023 and its cash flows for the six months ended September 30, 2024 and 2023. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2024 and 2023 are unaudited. The results for the three and six months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending March 31, 2025, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission on May 16, 2024 (the "Annual Report").
During the three and six months ended September 30, 2024, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
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

In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$23,549	$—	$23,549
Short-term investments
US Government Agency bonds	—	119,628	—	119,628
US Treasury bonds	—	198,937	—	198,937
	$—	$342,114	$—	$342,114

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$41,077	$—	$41,077
Short-term investments
US Government Agency bonds	—	199,821	—	199,821
US Treasury bonds	—	146,390	—	146,390
	$—	$387,288	$—	$387,288
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and six months ended September 30, 2024 and 2023, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2024 and money market funds at March 31, 2024.
4. Short-term investments
As of September 30, 2024 and March 31, 2024, the Company's available-for-sale investments by type consisted of the following:

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$119,416	$213	$(1)	$—	$119,628
US Treasury bonds	198,144	794	(1)	—	198,937
Total	$317,560	$1,007	$(2)	$—	$318,565

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	199,905	33	(117)	$—	199,821
US Treasury bonds	146,417	11	(38)	—	146,390
Total	$346,322	$44	$(155)	$—	$346,211

As of September 30, 2024 and March 31, 2024, available-for-sale securities consisted of investments that mature within one year.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2024	March 31, 2024
Office equipment	$1,487	$1,464
Computer equipment	2,108	1,975
Plant and laboratory equipment	10,747	10,423
Leasehold improvements	1,853	1,886
Capitalized software	6,441	3,515
Construction in progress	1,513	1,117
Total property, plant and equipment	24,149	20,380
Less: Accumulated depreciation	(11,558)	(9,897)
Property, plant and equipment, net	$12,591	$10,483
Depreciation and amortization expense was $0.9 million and $1.7 million for the three and six months ended September 30, 2024 and $0.7 million and $1.3 million for the three and six months ended September 30, 2023, respectively. Amortization on capitalized software for the three and six months ended September 30, 2024 was $0.1 million and $0.1 million, respectively. The Company did not incur any amortization on capitalized software in the prior year. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	March 31, 2024
Accrued research and development costs	$16,410	$16,376
Accrued compensation and benefits costs	9,684	13,906
Accrued professional fees	516	369
Other	4,813	3,330
Total accrued expenses and other current liabilities	$31,423	$33,981

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $0.8 million as of September 30, 2024 and $0.5 million as of March 31, 2024.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $1.1 million and $1.2 million were recorded in other assets as of September 30, 2024 and March 31, 2024, respectively, related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the three and six months ended September 30, 2024 was $1.4 million and $2.9 million, respectively, and $1.0 million and $2.1 million, respectively, for the three and six months ended September 30, 2023.

The summary of obligations under the term loan as of September 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Principal loan balance	$46,099	$45,749
Facility charge and diligence fee	(236)	(266)
Unamortized issuance costs	(1,058)	(1,191)
Accumulated end of term fee	767	517
Long term debt, net	$45,572	$44,809

The annual principal payments due under the Loan Agreement as of fiscal September 30, 2024 and March 31, 2024 were as follows:

	September 30, 2024	March 31, 2024
2025	—	—
2026	—	—
2027	20,145	20,145
2028	27,769	27,769
Total	$47,914	$47,914

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8 Stockholders’ equity
Common stock
As of September 30, 2024 and March 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	September 30, 2024	March 31, 2024
Stock options, issued and outstanding	10,232,085	8,652,256
Restricted and performance stock units	3,496,654	2,397,890
Stock options and restricted stock units, future issuance	1,841,705	2,284,141
Employee stock purchase plan, available for future grants	3,405,175	2,738,208
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	10,211,969	5,281,616
Total shares of common stock reserved for future issuance	29,684,932	21,851,455
Undesignated preferred stock
As of September 30, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2024.
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
During the three and six months ended September 30, 2024, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
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
During the six months ended September 30, 2024, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock in exchange thereof.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,078	$4,447	$8,304	$7,745
Selling, general and administrative	4,572	4,667	9,821	10,216
	$8,650	$9,114	$18,125	$17,961

     The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Stock options	$4,894	$5,688	$10,627	$11,302
Restricted and performance stock units	3,756	3,426	7,498	6,659
	$8,650	$9,114	$18,125	$17,961
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of September 30, 2024. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,281,616 shares issuable upon exercise of those pre-funded warrants as of March 31, 2024, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2024, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,667,868 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2024. As of September 30, 2024, 1,841,705 shares remained available for future grants under the 2018 Plan.

The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024 the Board of Directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company granted 246,110 PSUs under the 2018 Plan during the six months ended September 30, 2024. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested.
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

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the six months ended September 30, 2024 and 2023, the Company granted 75,000 and 125,000 nonqualified stock options to purchase shares of the Company's common stock, and 50,000 and 83,330 restricted stock units under employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.72%	4.34%	4.37%	3.69%
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	76.6%	72.7%	76.3%	73.9%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	8,652,256	$16.94	6.61	$5,748
Granted	1,929,871	$7.95
Exercised	(57,144)	$2.99
Cancelled	(292,898)	$18.66
Outstanding as of September 30, 2024	10,232,085	$15.27	6.64	$16,026
Options exercisable as of September 30, 2024	6,355,335	$16.46	5.29	$9,711
Options vested and expected to vest as of September 30, 2024	10,232,085	$15.27	6.64	$16,026
As of September 30, 2024, there was $31.7 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2024 and 2023 was $5.51 and $12.19, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2024 was $0.3 million.
Restricted and performance stock units

In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested upon the achievement of the approval of the Company’s first Biologics License Application (“BLA”) for RP1 by the Food and Drug Administration (“FDA”) no later than June 30, 2026. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of September 30, 2024, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company's RSUs and PSUs during the six months ended September 30, 2024 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	2,397,890	17.97
Granted	1,788,812	8.02
Vested	(514,177)	21.84
Cancelled	(175,871)	13.99
Outstanding as of September 30, 2024	3,496,654	$12.51
As of September 30, 2024, there was $32.6 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years. Of the $32.6 million of total unrecognized compensation cost, performance based awards tied to the achievement of a company milestone account for approximately $4.8 million. The performance based awards will vest upon achievement of the performance milestone. The remaining unrecognized compensation cost is related to restricted stock units which vest over time.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(53,055)	$(60,044)	$(106,827)	$(109,599)
Denominator:
Weighted average common shares outstanding, basic and diluted	78,570,135	66,582,280	73,903,650	66,475,577
Net loss per share, basic and diluted	$(0.68)	$(0.90)	$(1.45)	$(1.65)
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

	Three and Six Months Ended September 30,
	2024	2023
Options to purchase common stock	10,232,085	9,155,387
Unvested restricted and performance stock units	3,496,654	2,189,837
Warrants to purchase common stock	497,344	497,344
	14,226,083	11,842,568

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
During the three and six months ended September 30, 2024 and 2023, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any costs as an offset to research and development expenses during the three and six months ended September 30, 2024. The Company recorded $1.0 million and $1.7 million as an offset to research and development expenses during the three and six months ended September 30, 2023, respectively. During the six months ended September 30, 2024 and 2023, the Company received payments under the terms of the agreement from Roche of $1.8 million and $0.9 million, respectively. As of September 30, 2024 and March 31, 2024, the Company recorded $0.0 million and $1.8 million as receivables from Roche in connection with this agreement, respectively.
Incyte

In July 2023, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, the Company will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. On July 30, 2024, Incyte announced it has discontinued further development of its oral small molecule PD-L1 inhibitor, which was the intended study drug in the Company's planned collaboration with Incyte. On August 1, 2024, the Company received notice of termination of the Clinical Trial Collaboration and Supply Agreement from

Incyte. During the year ended March 31, 2024, the Company did not make any payments to, or receive any payments from, Inctye under the terms of the agreement. Additionally, no costs were recorded to research and development expenses during the three and six months ended September 30, 2024 related to this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,214	$1,214
Interest on lease liabilities	531	542	1,065	1,086
Operating lease costs	285	281	566	561
Total lease cost	$1,423	$1,430	$2,845	$2,861
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Finance Lease Costs
Research and development	$607	$607	$1,214	$1,214
Other income (expense)	531	542	1,065	1,086
Operating Lease Costs
Research and development	229	228	458	457
Selling, general and administrative	56	53	108	104
Total lease cost	$1,423	$1,430	$2,845	$2,861
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of September 30, 2024:

	September 30, 2024
	Operating leases	Financing lease	Total
2025 (remaining six months)	$599	$1,376	$1,975
2026	1,203	2,799	4,002
2027	1,167	2,883	4,050
2028	1,112	2,969	4,081
2029	1,025	3,058	4,083
Thereafter	966	31,995	32,961
Total lease payments	6,072	45,080	51,152
Less: interest	1,371	19,229	20,600
Total lease liabilities	$4,701	$25,851	$30,552
The following table provides lease disclosure as of September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
Leases
Right-to-use operating lease asset	$4,417	$4,635
Right-to-use finance lease asset	36,022	37,237
Total lease assets	$40,439	$41,872

Operating lease liabilities, current	$1,199	$1,161
Finance lease liabilities, current	2,758	2,718
Operating lease liabilities, non-current	3,502	3,771
Finance lease liabilities, non-current	23,093	23,410
Total lease liabilities	$30,552	$31,060
The following table provides lease disclosure for the three months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024		2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583		$528
Operating cash flows from finance leases	$1,065		$1,086
Financing cash flows from finance leases	$277		$217
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	5.2	years	6.1	years
Weighted-average remaining lease term - financing leases	14.8	years	15.8	years
Weighted-average discount rate - operating leases	10.4%		10.2%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and six months ended September 30, 2024 and 2023.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2024 and March 31, 2024, the Company had committed to minimum payments under these arrangements totaling $0.9 million and $0.9 million, respectively.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 or March 31, 2024.
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
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	September 30, 2024	March 31, 2024
United States	$11,555	$8,992
United Kingdom	1,036	1,491
	$12,591	$10,483

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
Overview
General
We are a clinical-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients through our novel oncolytic immunotherapies. Our proprietary oncolytic immunotherapy product candidates are intended to maximally activate the immune system against cancer.
Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms of action into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches to inducing anti-tumor immunity, including personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will increase clinical efficacy and simplify the development path of our product candidates, while also improving patient outcomes.
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

Our leading clinical trial of RP1 is our IGNYTE trial, a multi-cohort Phase 1/2 clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1. The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort enrolling patients with anti-PD-1 failed cutaneous melanoma who are being treated with RP1 in combination with nivolumab. The anti-PD1 failed melanoma cohort from the IGNYTE clinical trial includes 140 patients who received RP1 plus nivolumab after confirmed progression while being treated with at least 8 weeks of prior anti-PD1 therapy (+/- anti-CTLA-4). The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. The topline results showed the overall response rate, or ORR, was 33.6% by modified RECIST 1.1 criteria, the primary endpoint as defined in the protocol, and 32.9% by RECIST 1.1 criteria, an additional analysis requested by the U.S. Food and Drug Administration, or FDA. Responses from baseline were highly durable with 85% of responses lasting more than 12 months. The median duration of response from baseline was 27.6 months and the median duration of response from treatment initiation was 21.6 months. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 “on target” side effects, observed. In September 2024, we presented the independently reviewed data from the IGNYTE clinical trial, including key secondary endpoints and subgroup analyses as a late-breaking abstract during an oral session at the European Society for Medical Oncology, or ESMO. Data presented at ESMO showed activity across all subgroups, including patients who had prior anti-PD1 and anti-CTLA-4 treatment had an ORR of 27.7% and patients who had primary resistance to anti-PD1 had an ORR of 35.9% by modified RECIST v1.1.

Following a Type C meeting with the FDA, a confirmatory study design concept consisting of a 2-arm randomized trial with physician’s choice of treatment as a comparator arm in anti-PD1 failed melanoma patients, or the IGNYTE-3 trial, was agreed. The FDA requested that the Phase 3 confirmatory IGNYTE-3 trial be underway at the time of a BLA submission under the accelerated approval pathway. In May 2024, we reported completing a successful Type C meeting with the FDA that confirmed alignment on our Chemistry, Manufacturing and Controls, or CMC, plans to support an IGNYTE anti-PD1 failed melanoma BLA submission. In August 2024, we announced the dosing of the first patient in our IGNYTE-3 trial and in September 2024, we announced completion of a successful pre-BLA meeting with the FDA that supports our plans to submit a BLA for RP1 for the treatment of anti-PD1 failed melanoma under the accelerated approval pathway before the end of the year.

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

The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, or 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of patients was 58.8%. We are initiating our registration-directed study of RP2 in metastatic uveal melanoma in patients who are immune checkpoints inhibitor-naïve. The study is a randomized trial of RP2 in combination with nivolumab vs. ipilimumab and nivolumab, or nivolumab for those ineligible for ipilimumab and we anticipate dosing initiation in the first quarter of 2025.

The Company continues its signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma (HCC) in collaboration with Roche. This Phase 2 clinical trial is currently open for enrollment and is actively screening patients.

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
Our net losses were $53.1 million and $60.0 million for the three months ended September 30, 2024 and 2023, respectively and $106.8 million and $109.6 million for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $808.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of September 30, 2024, we had cash and cash equivalents and short-term investments of $432.1 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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
Income taxes
During the three and six months ended September 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred in the United Kingdom in each period due to its uncertainty of realizing a benefit from those items.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the six months ended September 30, 2024 and 2023, the Company excluded the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2024 and March 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended September 30, 2024 and 2023
The following chart summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$43,448	$49,101	$(5,653)
Selling, general and administrative	15,468	14,730	738
Total operating expenses	58,916	63,831	(4,915)
Loss from operations	(58,916)	(63,831)	4,915
Other income (expense):
Research and development incentives	408	443	(35)
Investment income	5,394	6,049	(655)
Interest expense on finance lease liability	(531)	(542)	11
Interest expense on debt obligations	(1,438)	(955)	(483)
Other income (expense)	2,028	(1,409)	3,437
Total other income (expense), net	5,861	3,586	2,275
Loss before income taxes	$(53,055)	$(60,245)	$7,190
Income tax provision	$—	$(201)	$201
Net loss	$(53,055)	$(60,044)	$6,989
Research and development expenses
Research and development expenses for the three months ended September 30, 2024 were $43.4 million, compared to $49.1 million for the three months ended September 30, 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program:
RP1	11,351	16,623	(5,272)
RP2	1,829	2,895	(1,066)
RP3	1,118	4,156	(3,038)
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	20,817	20,677	140
Other	8,333	4,750	3,583
Total research and development expenses	$43,448	$49,101	$(5,653)
The overall decrease of $5.7 million in total research and development expenses was driven by a decrease of $9.4 million in direct research costs as a result of the wind down of the CERPASS and IGNYTE phase II studies, as well as the Company's reprioritization spending during the first half of the fiscal year. More specifically, the decrease of $5.3 million in costs related to RP1 is the result of decreased enrollment as patients come off the CERPASS and IGNYTE phase II studies, whereas the Company has not yet ramped up costs for IGNYTE phase III. The decrease of $3.0 million in costs related to RP3 is a reflection of the deprioritization of development efforts on this product candidate, which the Company began to taper in the second half of the prior fiscal year. Spending for RP2 decreased by approximately $1.1 million primarily as a result of allocated costs which were focused on both RP1 and RP2 in the prior year that are not allocated directly to trials in the current year, as the manufacturing team was focused on pre-approval inspections and BLA preparedness.
Moreover, the increase of approximately $3.7 million in our unallocated expenses is driven by a $3.6 million increase in other costs attributable to increased facility costs, consultants and medical affairs, some of which were previously allocated to RP1 and RP2. As noted above, during the second quarter, these costs were not allocated directly to trials, as the manufacturing team was focused on pre-approval inspections and BLA preparedness.
Selling, general and administrative expenses
Selling, general and administrative expenses were $15.5 million for the three months ended September 30, 2024, compared to $14.7 million for the three months ended September 30, 2023. The increase of $0.7 million is primarily the result of an increase of $0.5 million in personnel related costs, including an increase of $0.6 million in payroll and fringe benefits, slightly offset by a $0.1 million decrease in stock compensation. The increase in personnel related costs during the quarter was driven by additional hiring in our selling, general and administrative functions, focusing on additional pre-launch planning and initial build of the Company's commercial infrastructure.
Total other income (expense), net
Other income (expense), net was $5.9 million for the three months ended September 30, 2024, compared to a net income of $3.6 million for the three months ended September 30, 2023. The net change of $2.3 million is primarily attributable to a decrease in expense of $3.4 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This is somewhat offset by a decrease in investment income of approximately $0.7 million as a result of a lower investment balance year over year.
Income tax provision
The income tax provision for the three months ended September 30, 2024 and September 30, 2023, was $0.0 million and $(0.2) million, respectively. There was no income tax provision booked during the three months ended September 30, 2024 as a result of a forecasted U.S. loss for the year. The income tax provision booked for the three months ended September 30, 2023 was primarily due to forecasted U.S. taxable income for the year that was not fully offset by available net operating loss carryforwards.
Comparison of the six months ended September 30, 2024 and 2023
The following chart summarizes our results of operations for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$86,420	$89,538	$(3,118)
Selling, general and administrative	29,863	$29,941	(78)
Total operating expenses	116,283	119,479	(3,196)
Loss from operations	(116,283)	(119,479)	3,196
Other income (expense):
Research and development incentives	846	836	10
Investment income	10,106	12,235	(2,129)
Interest expense on finance lease liability	(1,065)	(1,086)	21
Interest expense on debt obligations	(2,864)	(2,070)	(794)
Other income (expense)	2,433	(35)	2,468
Total other income (expense), net	9,456	9,880	(424)
Net loss	$(106,827)	$(109,599)	$2,772
Research and development expenses
Research and development expenses for the six months ended September 30, 2024 were $86,420, compared to $89.5 million for the six months ended September 30, 2023. The following table summarizes our research and development expenses for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program:
RP1	23,010	28,919	(5,909)
RP2	3,913	4,181	(268)
RP3	2,422	8,096	(5,674)
Unallocated research and development expenses:			—
Personnel related (including stock-based compensation)	42,603	38,704	3,899
Other	14,472	9,638	4,834
Total research and development expenses	$86,420	$89,538	$(3,118)
The total decrease of $3.1 million in research and development expenses was driven by a decrease of approximately $11.9 million in our direct research and development costs as a result of a decrease of $5.9 million in RP1 as a result of the wind down of the CERPASS and IGNYTE phase II studies, as a result of declining enrollment in the CERPASS and IGNYTE phase II studies as these studies wind down, whereas the Company has not yet ramped up costs for the IGNYTE phase III study. In addition, in the first half of the prior year, the Company incurred costs related to manufacturing batches for RP1, as well as significant costs in the areas of CROs, investigators and imaging costs in preparation of the primary data release and potential BLA filing, which did not recur in the current year. The decrease of $5.7 million in RP3 is a reflection of the deprioritization of development efforts on this product candidate, which the Company began to taper in the second half of the prior fiscal year.
The increase in unallocated expenses is $8.7 million, including $4.8 million in other costs and $3.9 million in other personnel-related costs. The increase in other costs is driven primarily by an increase in consulting costs, facility costs and medical affairs, combined with additional allocated expenses which were focused on both RP1 and RP2 in the prior year that are not allocated directly to trials in the current year as a result of manufacturing's focus on BLA preparedness and pre-approval inspections. The increase in personnel-related costs is attributable to a $3.3 million increase in payroll and fringe benefits and a stock-based compensation increase of $0.6 million. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications.

Selling, general and administrative expenses
Selling, general and administrative expenses were $29.9 million for the six months ended September 30, 2024, compared to $29.9 million for the six months ended September 30, 2023. Sales, general and administrative costs are relatively flat year over year with an overall decrease of $0.1 million. This overall decrease includes an increase of $1.8 million in sales and marketing and consulting costs, offset by a decrease of $1.4 million in facility, recruitment and other variable costs and a decrease of $0.3 million in personnel related costs, driven by lower stock prices decreasing stock-based compensation on a year over year basis.
Total other income (expense), net
Other income (expense), net was $9.5 million for the six months ended September 30, 2024, compared to a net income of $9.9 million for the six months ended September 30, 2023. The net change of $0.4 million is primarily attributable to a decrease in expense of $2.5 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions, offset by a decrease in investment income of $2.1 million as a result of a lower investment balance year over year, and an increase in interest expense on debt obligations in the amount of $0.8 million as a result of a higher debt balance during the current year vs. the first half of the prior year as the additional draw down occurred during the third quarter of the prior year.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through September 30, 2024, we had received net proceeds of $945.7 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private investment in a public entity, and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of September 30, 2024, we had cash and cash equivalents and short-term investments of $432.1 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30,
	2024	2023
	(Amounts in thousands)
Net cash used in operating activities	$(87,806)	$(92,178)
Net cash provided by investing activities	30,224	20,044
Net cash provided by financing activities	96,598	1,543
Effect of exchange rate changes on cash and cash equivalents	26	(3)
Net decrease in cash and cash equivalents	$39,042	$(70,594)
Operating activities
During the six months ended September 30, 2024, net cash used in operating activities was $87.8 million, primarily resulting from our net loss of $106.8 million partially offset by non-cash charges of $12.9 million, which primarily consist of stock-based compensation expense of $18.1 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $5.2 million, and an increase in cash of $6.1 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the six months ended September 30, 2024 consisted primarily of a $5.8 million increase in accounts payable, a $2.8 million decrease in accrued expenses and other current liabilities, a $2.2 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, and a net $1.2 million change in operating and financing right-of-use assets and lease liabilities.
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
Investing activities
During the six months ended September 30, 2024, net cash provided by investing activities was $30.2 million, consisting of $228.9 million in proceeds from sales and maturities of short-term investments, partially offset by $194.9 million in purchases of available for sale securities, and $3.8 million in purchases of property, plant and equipment and capitalized software.
During the six months ended September 30, 2023, net cash provided by investing activities was $20.0 million, consisting of $303.5 million in proceeds from sales and maturities of short-term investments, partially offset by $281.2 million in purchases of available for sale securities, and $2.2 million in purchases of property, plant and equipment and capitalized software.
Financing Activities
During the six months ended September 30, 2024, net cash provided by financing activities was $96.6 million, consisting primarily of $96.7 million in proceeds from the Company's private investment in a public entity in June 2024.
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

As of September 30, 2024, we had cash and cash equivalents and short-term investments of $432.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2024, will enable us to fund operations into the second half of 2026 which includes scale up for the commercialization of RP1 in skin cancers and for working capital and general corporate purposes. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the six months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 16, 2024.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to develop and advance any future product candidates based on our novel proprietary RPx platform and successfully complete clinical trials and prepare for and successfully complete inspections and submissions of licensing applications;
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
All of our product candidates are in research or development. We have not generated any revenues from the sale of products and do not expect to do so for at least the next several years. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory review prior to approval and commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
•the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing, testing, comparability or quality processes or our manufacturing facilities for clinical and future commercial supplies and may delay approval, refuse to approve or rescind approval of a product candidate;
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

We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA or comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:
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
We are not profitable and have incurred losses in each period since our inception. For the six months ended September 30, 2024 and 2023, we reported a net loss of $106.8 million and $109.6 million, respectively. At September 30, 2024, we had an accumulated deficit of $808.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At September 30, 2024, our cash and cash equivalents and short-term investments were $432.1 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of September 30, 2024 will enable us to fund operations into the second half of 2026 which includes scale up for the commercialization of RP1 in skin cancers and for working capital and general corporate purposes. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plan Trading Arrangements

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.
Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†*	Form of U.K. Inducement Stock Option Grant Agreement.
10.2†*	Form of U.K. Inducement Restricted Stock Unit Grant Agreement.
10.3†	Executive Severance Plan for Chief-Level Executives
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: November 12, 2024	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: November 12, 2024	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)