Form 10-Q
period 2024-12-31
Replimune Group, Inc.
filed 2025-02-12
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of February 7, 2025 was 77,014,781.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$172,245	$74,457
Short-term investments	364,294	346,211
Research and development incentives receivable	3,066	4,922
Prepaid expenses and other current assets	7,972	8,077
Total current assets	547,577	433,667
Property, plant and equipment, net	13,616	10,483
Restricted cash	1,700	1,700
Other non-current assets	1,200	—
Right-to-use asset - operating leases	4,120	4,635
Right-to-use asset - financing leases	35,415	37,237
Total assets	$603,628	$487,722

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,188	$2,578
Accrued expenses and other current liabilities	36,759	33,981
Operating lease liabilities, current	1,164	1,161
Financing lease liabilities, current	2,779	2,718
Total current liabilities	47,890	40,438
Operating lease liabilities, non-current	3,225	3,771
Financing lease liabilities, non-current	22,913	23,410
Long term debt, net of discount	45,960	44,809
Other liabilities, non-current	1,266	786
Total liabilities	$121,254	$113,214
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2024 and March 31, 2024; 77,009,058 and 61,415,105 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	77	61
Additional paid-in capital	1,350,587	1,070,874
Accumulated deficit	(874,449)	(701,282)
Accumulated other comprehensive income	6,159	4,855
Total stockholders' equity	482,374	374,508
Total liabilities and stockholders' equity	$603,628	$487,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$48,004	$42,847	$135,472	$132,384
Selling, general and administrative	18,015	13,693	46,827	43,633
Total operating expenses	66,019	56,540	182,299	176,017
Loss from operations	(66,019)	(56,540)	(182,299)	(176,017)
Other income (expense):
Research and development incentives	376	415	1,222	1,251
Investment income	5,137	5,686	15,243	17,922
Interest expense on finance lease liability	(528)	(540)	(1,594)	(1,626)
Interest expense on debt obligations	(1,450)	(1,012)	(4,314)	(3,083)
Other (expense) income	(3,281)	1,344	(850)	1,307
Total other income (expense), net	254	5,893	9,707	15,771
Loss before income taxes	$(65,765)	$(50,647)	$(172,592)	$(160,246)
Income tax provision	575	$473	$575	$473
Net loss	$(66,340)	$(51,120)	$(173,167)	$(160,719)
Net loss per common share, basic and diluted	$(0.79)	$(0.77)	$(2.25)	$(2.42)
Weighted average common shares outstanding, basic and diluted	83,498,892	66,645,691	77,113,695	66,532,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(66,340)	$(51,120)	$(173,167)	$(160,719)
Other comprehensive loss:
Foreign currency translation gain (loss)	3,110	(1,288)	773	(1,285)
Net unrealized (loss) gain on short-term investments, net of tax of $0	(585)	534	531	290
Comprehensive loss	$(63,815)	$(51,874)	$(171,863)	$(161,714)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,668,937	6	48,198	—	—	48,204
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Unrealized loss on short-term investments	—	—	—	—	(99)	(99)
Exercise of pre-funded warrants	739,225	1	—	—	—	1
Exercise of stock options	22,860	—	66	—	—	66
Vesting of RSUs	463,841	—	—	—	—	—
Stock-based compensation expense	—	—	9,475	—	—	9,475
Net loss	—	—	—	(53,772)	—	(53,772)
Balances as of June 30, 2024	68,309,968	68	1,177,113	(755,054)	4,324	426,451
Foreign currency translation adjustment	—	—	—	—	(1,905)	(1,905)
Unrealized gain on short-term investments	—	—	—	—	1,215	1,215
Exercise of stock options	34,284	—	103	—	—	103
Vesting of RSUs	50,336	—	—	—	—	—
Stock-based compensation expense	—	—	8,650	—	—	8,650
Net loss	—	—	—	(53,055)	—	(53,055)
Balances as of September 30, 2024	68,394,588	68	1,185,866	(808,109)	3,634	381,459
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock, net of issuance costs and underwriter fees	8,538,377	9	107,516	—	—	107,525
Foreign currency translation adjustment	—	—	—	—	3,110	3,110
Unrealized loss on short-term investments	—	—	—	—	(585)	(585)
Exercise of stock options	22,856	—	66	—	—	66
Vesting of RSUs	53,237	—	—	—	—	—
Stock-based compensation expense	—	—	8,639	—	—	8,639
Net loss	—	—	—	(66,340)	—	(66,340)
Balances as of December 31, 2024	77,009,058	$77	$1,350,587	$(874,449)	$6,159	$482,374

Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(1,305)	(1,305)
Unrealized loss on short-term investments	—	—	—	—	(458)	(458)
Exercise of pre-funded warrants	1,922,655	—	—	—	—	—
Exercise of stock options	96,146	—	1,209	—	—	1,209
Vesting of RSUs	281,211	—	—	—	—	—
Stock-based compensation expense	—	—	8,846	—	—	8,846
Net loss	—	—	—	(49,555)	—	(49,555)
Balances as of June 30, 2023	58,976,325	57	1,045,049	(535,043)	3,966	514,029
Foreign currency translation adjustment	—	—	—	—	1,308	1,308
Unrealized gain on short-term investments	—	—	—	—	214	214
Exercise of stock options	67,210	1	549	—	—	550
Vesting of RSUs	15,808	1	—	—	—	1
Stock-based compensation expense	—	—	9,114	—	—	9,114
Net loss	—	—	—	(60,044)	—	(60,044)
Balances as of September 30, 2023	59,059,343	59	1,054,712	(595,087)	5,488	465,172
Foreign currency translation adjustment	—	—	—	—	(1,288)	(1,288)
Unrealized gain on short-term investments	—	—	—	—	534	534
Exercise of pre-funded warrants	2,279,967	2	(4)	—	—	(2)
Vesting of RSUs	48,476	—	—	—	—	—
Stock-based compensation expense	—	—	8,241	—	—	8,241
Net loss	—	—	—	(51,120)	—	(51,120)
Balances as of December 31, 2023	61,387,786	$61	$1,062,949	$(646,207)	$4,734	$421,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(173,167)	$(160,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,764	26,201
Depreciation and amortization	2,654	1,950
Net amortization of premiums and discounts on short-term investments	(7,008)	(9,515)
Noncash interest expense	1,150	786
Unrealized foreign currency transaction losses (gains)	850	(1,307)
Changes in operating assets and liabilities:
Research and development incentives receivable	1,864	(1,249)
Prepaid expenses and other current assets	99	(2,211)
Operating lease, right-of-use-asset	506	437
Finance lease, right-of-use-asset	1,821	1,821
Other non-current assets	(1,200)	—
Accounts payable	4,700	(1,505)
Accrued expenses and other current liabilities	2,501	6,123
Operating lease liabilities	(533)	(433)
Other non-current liabilities	480	320
Net cash used in operating activities	(138,519)	(139,301)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(5,553)	(3,922)
Purchase of short-term investments	(331,953)	(381,115)
Proceeds from sales and maturities of short-term investments	321,410	459,037
Net cash (used in) provided by investing activities	(16,096)	74,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees and offering costs	155,729	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	97,000	—
Proceeds from long-term debt	—	15,000
Principal payment of finance lease obligation	(436)	(345)
Proceeds from exercise of stock options and pre-funded warrants	235	1,758
Net cash provided by financing activities	252,528	16,413
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(125)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	97,788	(48,918)
Cash, cash equivalents and restricted cash at beginning of period	76,157	148,226
Cash, cash equivalents and restricted cash at end of period	$173,945	$99,308

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	3,157	2,036
Cash paid for income taxes, net	$105	$300

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	309	127
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

Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $66.3 million and $51.1 million for the three months ended December 31, 2024 and 2023, and net losses of $173.2 million and $160.7 million for the nine months ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $874.4 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of December 31, 2024, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and consolidated statements of stockholders’ equity for the three and nine months ended December 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2024 and 2023 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2024 and the results of its operations for the three and nine months ended December 31, 2024 and 2023 and its cash flows for the nine months ended December 31, 2024 and 2023. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2024 and 2023 are unaudited. The results for the three and nine months ended December 31, 2024 are not necessarily indicative of results to be expected for the year ending March 31, 2025, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the Securities and Exchange Commission on May 16, 2024 (the "Annual Report").
During the three and nine months ended December 31, 2024, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures: The ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$73,639	$—	$73,639
US Government Agency bonds	—	9,725	—	9,725
US Treasury bonds	—	9,697	—	9,697
Short-term investments
US Government Agency bonds	—	99,289	—	99,289
US Treasury bonds	—	265,005	—	265,005
	$—	$457,355	$—	$457,355

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$41,077	$—	$41,077
Short-term investments
US Government Agency bonds	—	199,821	—	199,821
US Treasury bonds	—	146,390	—	146,390
	$—	$387,288	$—	$387,288
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and nine months ended December 31, 2024 and 2023, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds, U.S. Government Agency bonds and U.S. Treasury bonds at December 31, 2024 and money market funds at March 31, 2024.
4. Short-term investments
As of December 31, 2024 and March 31, 2024, the Company's available-for-sale investments by type consisted of the following:

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$99,235	$89	$(35)	$—	$99,289
US Treasury bonds	264,639	418	(52)	—	265,005
Total	$363,874	$507	$(87)	$—	$364,294

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	199,905	33	(117)	$—	199,821
US Treasury bonds	146,417	11	(38)	—	146,390
Total	$346,322	$44	$(155)	$—	$346,211

As of December 31, 2024 and March 31, 2024, available-for-sale securities consisted of investments that mature within one year.
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31, 2024	March 31, 2024
Office equipment	$1,627	$1,464
Computer equipment	2,127	1,975
Plant and laboratory equipment	10,788	10,423
Leasehold improvements	1,853	1,886
Capitalized software	7,493	3,515
Construction in progress	2,279	1,117
Total property, plant and equipment	26,167	20,380
Less: Accumulated depreciation	(12,551)	(9,897)
Property, plant and equipment, net	$13,616	$10,483
Depreciation and amortization expense was $1.0 million and $2.7 million for the three and nine months ended December 31, 2024 and $0.7 million and $2.0 million for the three and nine months ended December 31, 2023, respectively. Amortization on capitalized software for the three and nine months ended December 31, 2024 was $0.3 million and $0.4 million, respectively. The Company did not incur any amortization on capitalized software in the prior year. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	March 31, 2024
Accrued research and development costs	$17,219	$16,376
Accrued compensation and benefits costs	14,790	13,906
Accrued professional fees	438	369
Other	4,312	3,330
Total accrued expenses and other current liabilities	$36,759	$33,981

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $0.9 million as of December 31, 2024 and $0.5 million as of March 31, 2024.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $1.0 million and $1.2 million were recorded in other assets as of December 31, 2024 and March 31, 2024, respectively, related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the three and nine months ended December 31, 2024 was $1.5 million and $4.3 million, respectively, and $1.0 million and $3.1 million, respectively, for the three and nine months ended December 31, 2023.

The summary of obligations under the term loan as of December 31, 2024 and March 31, 2024 consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Principal loan balance	$46,276	$45,749
Facility charge and diligence fee	(221)	(266)
Unamortized issuance costs	(988)	(1,191)
Accumulated end of term fee	893	517
Long term debt, net of discount	$45,960	$44,809

The annual principal payments due under the Loan Agreement as of fiscal December 31, 2024 and March 31, 2024 were as follows:

	December 31, 2024	March 31, 2024
2025	—	—
2026	—	—
2027	20,145	20,145
2028	27,769	27,769
Total	$47,914	$47,914

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8 Stockholders’ equity
Common stock
As of December 31, 2024 and March 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	December 31, 2024	March 31, 2024
Stock options, issued and outstanding	10,213,861	8,652,256
Restricted and performance stock units	3,491,335	2,397,890
Stock options and restricted stock units, future issuance	1,921,800	2,284,141
Employee stock purchase plan, available for future grants	3,405,175	2,738,208
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	14,058,153	5,281,616
Total shares of common stock reserved for future issuance	33,587,668	21,851,455
Undesignated preferred stock
As of December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2024.
ATM program

On August 3, 2023, the Company and Leerink Partners LLC (the "Current Agent") entered into a sales agreement, which was subsequently amended on May 16, 2024, and on November 25, 2024 (as so amended, the "2023 Sales Agreement"). Under the 2023 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $89.0 million of share of the Company's common stock, $0.001 par value shares (the "Shares"), through the Current Agent, as the Company's sales agent.
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
During the three and nine months ended December 31, 2024, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
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
On November 25, 2024, the Company completed a public offering of (a) 8,538,377 shares of the Company’s common stock, inclusive of the Underwriters fully exercised 30-day option to purchase up to 1,615,377 additional shares of the Company's common stock at a public offering price of $13.00 per share, and (b) pre-funded warrants to purchase 3,846,184 shares of the Company’s common stock at a public offering price of $12.9999 per warrant. The company received aggregate net proceeds of approximately $156.0 million after deducting fees and expenses of approximately $5.0 million.
9 Pre-funded Warrants
The Company's pre-funded warrants are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant if such holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the June 2024 Pre-funded Warrants may increase or decrease this percentage to any other percentage not in excess of 9.99%, whereas a holder of the Company's other Pre-funded Warrants, may increase or decrease this percentage up to 19.99%, by providing at least 61 days’ prior notice to the Company.
The 14,058,153 shares of the Company's common stock underlying the pre-funded warrants issued by the Company are not included in the number of issued and outstanding shares of the Company’s common stock as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as described below in Note 11.
During the nine months ended December 31, 2024, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock in exchange thereof.
10 Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Research and development	$4,573	$3,784	$13,927	$11,529
Selling, general and administrative	4,066	4,457	12,837	14,672
	$8,639	$8,241	$26,764	$26,201

     The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Stock options	$4,839	$5,245	$15,466	$16,546
Restricted and performance stock units	3,800	2,996	11,298	9,655
	$8,639	$8,241	$26,764	$26,201
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of December 31, 2024. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 5,281,616 shares issuable upon exercise of those pre-funded warrants as of March 31, 2024, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2024, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,667,868 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2024. As of December 31, 2024, 1,921,800 shares remained available for future grants under the 2018 Plan.
The 2015 Plan, the 2017 Plan and the 2018 Plan are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024 the Board of Directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company granted 246,110 PSUs under the 2018 Plan during the nine months ended December 31, 2024. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested.
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

Out-of-Plan Inducement Grants

From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the nine months ended December 31, 2024 and 2023, the Company granted 124,065 and 125,000 nonqualified stock options to purchase shares of the Company's common stock, and 148,190 and 83,330 restricted stock units under employment inducement grants.
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions including the expected stock price volatility, the expected term of the option, the risk-free interest rate determined by reference to the U.S Treasury yield curve in effect at the time of grant of the award for a period that approximates the expected term of the option, and our expected dividend yield. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.
Forfeitures are accounted for as they occur. The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Risk-free interest rate	4.10%	4.55%	4.36%	3.72%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	76.5%	72.5%	76.3%	73.9%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	8,652,256	$16.94	6.61	$5,748
Granted	1,984,141	$8.07
Exercised	(80,000)	$2.97
Cancelled	(342,536)	$18.20
Outstanding as of December 31, 2024	10,213,861	$15.28	6.42	$20,715
Options exercisable as of December 31, 2024	6,559,867	$16.73	5.14	$11,982
Options vested and expected to vest as of December 31, 2024	10,213,861	$15.28	6.42	$20,715
As of December 31, 2024, there was $27.0 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.4 years.

The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2024 and 2023 was $5.60 and $12.08, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended December 31, 2024 was $0.5 million.
Restricted and performance stock units
In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested upon the achievement of the approval of the Company’s first Biologics License Application (“BLA”) for RP1 by the Food and Drug Administration (“FDA”) no later than June 30, 2026. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of December 31, 2024, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company's RSUs and PSUs during the nine months ended December 31, 2024 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	2,397,890	17.97
Granted	1,897,397	8.26
Vested	(567,414)	22.00
Cancelled	(236,538)	13.26
Outstanding as of December 31, 2024	3,491,335	$12.36
As of December 31, 2024, there was $29.5 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. Of the $29.5 million of total unrecognized compensation cost, performance based awards tied to the achievement of a company milestone account for approximately $4.8 million. The performance based awards will vest upon achievement of the performance milestone. The remaining unrecognized compensation cost is related to restricted stock units which vest over time.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(66,340)	$(51,120)	$(173,167)	$(160,719)
Denominator:
Weighted average common shares outstanding, basic and diluted	83,498,892	66,645,691	77,113,695	66,532,488
Net loss per share, basic and diluted	$(0.79)	$(0.77)	$(2.25)	$(2.42)
The 14,058,153 shares of the Company's common stock issuable upon exercise of pre-funded warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three and Nine Months Ended December 31,
	2024	2023
Options to purchase common stock	10,213,861	8,833,069
Unvested restricted and performance stock units	3,491,335	2,040,997
Warrants to purchase common stock	497,344	497,344
	14,202,540	11,371,410

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
During the three and nine months ended December 31, 2024 and 2023, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any costs as an offset to research and development expenses during the three and nine months ended December 31, 2024. The Company recorded $0.8 million and $2.6 million as an offset to research and development expenses during the three and nine months ended December 31, 2023, respectively. During the nine months ended December 31, 2024 and 2023, the Company received payments under the terms of the agreement from Roche of $1.8 million and $1.7 million, respectively. As of December 31, 2024 no receivables were recorded from Roche in connection with this agreement. As of March 31, 2024, the Company recorded $1.8 million as receivables from Roche in connection with this agreement.
Incyte

In July 2023, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Incyte Corporation, or Incyte. Under the agreement, the companies will collaborate in a signal finding study in which Incyte will initiate and sponsor a clinical trial of INCB99280 (oral PD-L1 inhibitor) and RP1 in approximately 40 patients with unresectable, high risk CSCC in the neoadjuvant setting. Under the terms of the agreement, the Company will supply Incyte with RP1 for the study and share costs of the study equally with Incyte. The agreement may be terminated by either party upon (i) a material breach not reasonably cured within thirty (30) days; (ii) the discontinuation of development of its clinical drug candidate; (iii) the unethical or illegal business practices of the other party; or (iv) if the parties have not agreed on the protocol or budget within ninety (90) days of the effective date of the agreement. In addition, the Company may terminate the agreement upon the inappropriate or unsafe use of the RP1 product candidate. On July 30, 2024, Incyte announced it has discontinued further development of its oral small molecule PD-L1 inhibitor, which was the intended study drug in the Company's planned collaboration with Incyte. On August 1, 2024, the Company received notice of termination of the Clinical Trial Collaboration and Supply Agreement from Incyte. During the year ended March 31, 2024, the Company did not make any payments to, or receive any payments from, Inctye under the terms of the agreement. Additionally, no costs were recorded to research and development expenses during the three and nine months ended December 31, 2024 related to this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$607	$607	$1,821	$1,821
Interest on lease liabilities	528	540	1,594	1,626
Operating lease costs	283	279	849	840
Total lease cost	$1,418	$1,426	$4,264	$4,287
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended December 31, 2024 and 2023 as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Finance Lease Costs
Research and development	$607	$607	$1,821	$1,821
Other income (expense)	528	540	1,594	1,626
Operating Lease Costs
Research and development	197	224	656	681
Selling, general and administrative	86	55	193	159
Total lease cost	$1,418	$1,426	$4,264	$4,287
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of December 31, 2024:

	December 31, 2024
	Operating leases	Financing lease	Total
2025 (remaining three months)	$289	$689	$978
2026	1,167	2,799	3,966
2027	1,133	2,883	4,016
2028	1,082	2,969	4,051
2029	1,002	3,058	4,060
Thereafter	918	31,995	32,913
Total lease payments	5,591	44,393	49,984
Less: interest	1,202	18,701	19,903
Total lease liabilities	$4,389	$25,692	$30,081
The following table provides lease disclosure as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
Leases
Right-to-use operating lease asset	$4,120	$4,635
Right-to-use finance lease asset	35,415	37,237
Total lease assets	$39,535	$41,872

Operating lease liabilities, current	$1,164	$1,161
Finance lease liabilities, current	2,779	2,718
Operating lease liabilities, non-current	3,225	3,771
Finance lease liabilities, non-current	22,913	23,410
Total lease liabilities	$30,081	$31,060
The following table provides lease disclosure for the three months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024		2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$876		$724
Operating cash flows from finance leases	$1,594		$1,626
Financing cash flows from finance leases	$436		$345
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	4.9	years	5.9	years
Weighted-average remaining lease term - financing leases	14.6	years	15.6	years
Weighted-average discount rate - operating leases	10.3%		10.3%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and nine months ended December 31, 2024 and 2023.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2024 and March 31, 2024, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.9 million, respectively.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or March 31, 2024.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
15 Income taxes

The Company’s income tax provision and effective tax rate for the three months ended December 31, 2024 was $0.6 million and 0.9%, respectively. The Company’s income tax provision and effective tax rate for the three months ended December 31, 2023 was $0.5 million and 0.9%, respectively. The income tax provision and effective tax rate for the three months ended December 31, 2024 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss and tax credit carryforwards as well as a provision to return adjustment. The income tax provision and effective tax rate for the three months ended December 31, 2023 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss carryforwards.

The Company's income tax provision and effective tax rate for the nine months ended December 31, 2024 was $0.6 million and 0.3%, respectively. The Company’s income tax provision and effective tax rate for the nine months ended December 31, 2023 was $0.5 million and 0.3%, respectively. The income tax provision and effective tax rate for the nine months ended December 31, 2024 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss and tax credit carryforwards as well as a provision to return adjustment. The income tax provision and effective tax rate for the nine months ended December 31, 2023 is primarily due to forecasted U.S. taxable income for the year that is not fully offset by available net operating loss carryforwards.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income and prudent feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2024 and March 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets.
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	December 31, 2024	March 31, 2024
United States	$13,058	$8,992
United Kingdom	558	1,491
	$13,616	$10,483

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

Our leading clinical trial of RP1 is our IGNYTE trial, a multi-cohort clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1. The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD1 failed melanoma cohort from the IGNYTE clinical trial includes 140 patients who received RP1 plus nivolumab. The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. The topline results showed the overall response rate, or ORR, was 33.6% by modified RECIST 1.1 criteria, the primary endpoint as defined in the protocol, and 32.9% by RECIST 1.1 criteria, an additional analysis requested by the U.S. Food and Drug Administration, or FDA. Responses from baseline were highly durable with 85% of responses lasting more than 12 months. The median duration of response from baseline was 27.6 months and the median duration of response from treatment initiation was 21.6 months. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 “on target” side effects, observed. In September 2024, we presented the independently reviewed data from the IGNYTE clinical trial, including key secondary endpoints and subgroup analyses as a late-breaking abstract during an oral session at the European Society for Medical Oncology, or ESMO. Data presented at ESMO showed activity across all subgroups, including patients who had prior anti-PD1 and anti-CTLA-4 treatment had an ORR of 27.7% and patients who had primary resistance to anti-PD1 had an ORR of 35.9% by modified RECIST v1.1. In November 2024, we announced submission of a biologics license application (BLA) to the FDA for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD1 containing regimen and that the FDA has granted Breakthrough Therapy designation to RP1 in combination with nivolumab in the same setting. The submission was made under the Accelerated Approval pathway. We recently announced the FDA accepted our BLA and granted priority review with a Prescription Drug User Fee Act goal date of July 22, 2025.

Following a Type C meeting with the FDA, a confirmatory study design concept consisting of a 2-arm randomized trial with physician’s choice of treatment as a comparator arm in anti-PD1 failed melanoma patients, or the IGNYTE-3 trial, was agreed. The FDA requested that the Phase 3 confirmatory IGNYTE-3 trial be underway at the time of a BLA submission under the accelerated approval pathway. In August 2024, we announced the dosing of the first patient in our IGNYTE-3 trial and enrollment in the IGNYTE-3 trial continues. This trial is planned to have over 100 sites globally and will assess RP1 in combination with nivolumab in patients with advanced melanoma who have progressed on anti-PD-1 and anti-CTLA-4 therapies or are ineligible for anti-CTLA-4 treatment.

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

We continue the development of our clinical candidate RP2 with a focus on establishing a rare cancer franchise. Notably, as previously reported, from our Phase-1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD1 and in particular in patients with metastatic uveal melanoma (MUM). In November 2023, we presented updated data from a cohort of MUM patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, or 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of MUM patients was 58.8%. We have initiated and are enrolling patients in a registration-directed study of RP2 in MUM patients who are immune checkpoints inhibitor-naïve. The study is a randomized trial of RP2 in combination with nivolumab vs. ipilimumab and nivolumab, or nivolumab for those ineligible for ipilimumab.

The Company continues its signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma (HCC) in collaboration with Roche. This Phase 2 clinical trial is currently open and enrollment has begun.

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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $1,101.8 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $862.0 million was from four separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, and November 2024, respectively, $96.7 million was from our private investment in a public entity in June 2024, and $41.9 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 28,968,857 shares of our common stock and pre-funded warrants to purchase 13,330,422 shares of common stock in the Public Offerings, 5,668,937 shares of our common stock and pre-funded warrants to purchase 5,669,578 shares of common stock through our private investment in a public entity in June 2024, and 2,313,997 shares of common stock through our at-the-market facilities.
Our net losses were $66.3 million and $51.1 million for the three months ended December 31, 2024 and 2023, respectively and $173.2 million and $160.7 million for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $874.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of December 31, 2024, we had cash and cash equivalents and short-term investments of $536.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”
Components of our results of operations
Revenue
To date, we have not generated any revenue from product sales as we do not have any approved products and we can not be certain we will generate any revenue from the sale of products in the future. If our development efforts for RP1 or any other product candidates that we may develop in the future are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaborations or license agreements.
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
Direct research and development costs, consisting of costs, such as fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development activities, are tracked by study. Additional costs, consisting primarily of our initial manufacturing costs, including materials, supplies, depreciation and facility costs, are allocated at a program level, based upon manufacturing runs, as the drug product can be utilized across multiple studies for any particular program. Additional costs to label, package and distribute the drug product is then directly allocated to the specific studies when incurred, as that drug product has then been assigned to a particular study. In the event our additional future or ongoing study costs become meaningful to investors, we will present those costs by study.
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
Income taxes
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the nine months ended December 31, 2024 and 2023, the Company excluded the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2024 and March 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended December 31, 2024 and 2023
The following chart summarizes our results of operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$48,004	$42,847	$5,157
Selling, general and administrative	18,015	13,693	4,322
Total operating expenses	66,019	56,540	9,479
Loss from operations	(66,019)	(56,540)	(9,479)
Other income (expense):
Research and development incentives	376	415	(39)
Investment income	5,137	5,686	(549)
Interest expense on finance lease liability	(528)	(540)	12
Interest expense on debt obligations	(1,450)	(1,012)	(438)
Other (expense) income	(3,281)	1,344	(4,625)
Total other income (expense), net	254	5,893	(5,639)
Loss before income taxes	$(65,765)	$(50,647)	$(15,118)
Income tax provision	$575	$473	$102
Net loss	$(66,340)	$(51,120)	$(15,220)
Research and development expenses

Research and development expenses for the three months ended December 31, 2024 were $48.0 million, compared to $42.8 million for the three months ended December 31, 2023. The following table summarizes our research and development expenses for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	3,226	3,490	(264)
ARTACUS	1,787	1,547	240
CERPASS	1,611	3,460	(1,849)
IGNYTE-3	2,375	1,483	892
Other RP1 study costs	1,590	2,545	(955)
Total RP1 costs	10,589	12,525	(1,936)
RP2	4,409	2,308	2,101
RP3	1,434	3,100	(1,666)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	23,653	19,994	3,659
Other	7,919	4,920	2,999
Total research and development expenses	$48,004	$42,847	$5,157
The overall increase of $5.2 million in total research and development expenses was driven by an increase of approximately $6.7 million in our unallocated expenses which is driven by a $3.7 million increase in personnel related costs, as well as a $3.0 million increase in other costs primarily attributable to increased consultants and facility costs.
The decrease of $1.5 million in direct research costs is primarily a result of the wind down of the CERPASS study and completion of enrollment in the IGNYTE advanced melanoma cohort, as well as the Company's reprioritization spending during the current fiscal year. More specifically, the decrease of $1.9 million in costs related to RP1 is the result of decreased enrollment as patients come off the CERPASS study and the IGNYTE advanced melanoma cohort. In addition, the decrease of $1.7 million in costs related to RP3 is a reflection of the deprioritization of development efforts on this product candidate, which the Company began to taper in the second half of the prior fiscal year. These decreases are partially offset by an increase in spending on RP2 of $2.1 million as the Company began to ramp up costs for the MUM study.
Selling, general and administrative expenses
Selling, general and administrative expenses were $18.0 million for the three months ended December 31, 2024, compared to $13.7 million for the three months ended December 31, 2023. The increase of $4.3 million is primarily the result of an increase of $3.0 million in sales and marketing costs as the Company prepares for its first potential commercial launch of RP1. In addition, there is an increase of $1.7 million in personnel related costs, including an increase of $2.1 million in payroll and fringe benefits, slightly offset by a $0.4 million decrease in stock-based compensation expense. The increase in personnel related costs during the quarter was driven by additional hiring in our selling, general and administrative functions, focusing on additional pre-launch planning and continued building of the Company's commercial infrastructure. Consulting costs during the quarter are down year over year by approximately $1.4 million in selling, general and administrative functions as a result of hiring more full time employees in the current year.
Total other income (expense), net
Other income (expense), net was $0.3 million for the three months ended December 31, 2024, compared to income of $5.9 million for the three months ended December 31, 2023. The net change of $5.6 million is primarily attributable to an increase in expense of $4.6 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. In addition, investment income decreased by approximately $0.5 million year over year and the interest expense on debt obligations increased by approximately $0.4 million, as the Company drew down an additional $15.0 million under the Loan Agreement at the end of December 2023.

Income tax provision
During the three and nine months ended December 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred in the United Kingdom in each period due to its uncertainty of realizing a benefit from those items. During the three and nine months ended December 31, 2024, the Company recorded $0.6 million of an income tax provision in the United States related to uncertain tax positions. During the three and nine months ended December 31, 2023, the Company recorded an income tax provision of $0.5 million, which was primarily due to forecasted United States taxable income for the year that was not fully offset by available net operating loss carryforwards.
Comparison of the nine months ended December 31, 2024 and 2023
The following chart summarizes our results of operations for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$135,472	$132,384	$3,088
Selling, general and administrative	46,827	$43,633	3,194
Total operating expenses	182,299	176,017	6,282
Loss from operations	(182,299)	(176,017)	(6,282)
Other income (expense):
Research and development incentives	1,222	1,251	(29)
Investment income	15,243	17,922	(2,679)
Interest expense on finance lease liability	(1,594)	(1,626)	32
Interest expense on debt obligations	(4,314)	(3,083)	(1,231)
Other (expense) income	(850)	1,307	(2,157)
Total other income (expense), net	9,707	15,771	(6,064)
Loss before income taxes	$(172,592)	$(160,246)	$(12,346)
Income tax provision	$575	$473	$102
Net loss	$(173,167)	$(160,719)	$(12,448)
Research and development expenses
Research and development expenses for the nine months ended December 31, 2024 were $135.5 million, compared to $132.4 million for the nine months ended December 31, 2023. The following table summarizes our research and development expenses for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	10,831	11,775	(944)
ARTACUS	5,211	4,433	778
CERPASS	5,573	13,530	(7,957)
IGNYTE-3	4,909	1,496	3,413
Other RP1 study costs	7,075	10,210	(3,135)
Total RP1 costs	33,599	41,444	(7,845)
RP2	8,322	6,489	1,833
RP3	3,856	11,196	(7,340)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	67,712	58,698	9,014
Other	21,983	14,557	7,426
Total research and development expenses	$135,472	$132,384	$3,088
The total increase of $3.1 million in research and development expenses was driven by an increase of $16.4 million in unallocated expenses, partially offset by a decrease of $13.4 million in our direct research and development costs. The increase in unallocated expenses includes $9.0 million in personnel-related costs and $7.4 million in other costs. The increase in personnel-related costs is attributable to a $5.6 million increase in payroll and fringe benefits as well as a $3.4 million increase in stock-based compensation expense. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions as we expand the development plan in multiple indications. The increase in other costs is driven primarily by an increase in consulting costs, medical affairs and facility costs.
The decrease of approximately $13.4 million in our direct research and development costs primarily relates to a decrease of $7.8 million in RP1 as a result of declining enrollment and the wind down of the CERPASS study and completion of enrollment in the IGNYTE advanced melanoma cohort, combined with a decrease of $7.3 million related to RP3 as a result of the deprioritization of development efforts on this product candidate, which the Company began to taper in the second half of the prior fiscal year. These decreases are slightly offset by an increase in setup costs and Clinical Research Organization ("CRO"), costs for RP2 as the Company began to ramp up costs for the MUM study. In addition, in the prior year, the Company incurred costs related to manufacturing batches for RP1, as well as significant costs related to the CERPASS trial in the areas of CROs, investigators and imaging costs in preparation of the primary data release, which did not recur in the current year.
Selling, general and administrative expenses
Selling, general and administrative expenses were $46.8 million for the nine months ended December 31, 2024, compared to $43.6 million for the nine months ended December 31, 2023. The increase of approximately $3.2 million in sales, general and administrative costs is driven by an increase of $4.3 million in sales and marketing costs related to promotional materials, market access and insights and analytics, as the Company prepares for a potential commercial launch of RP1.
Total other income (expense), net
Other income, net was $9.7 million for the nine months ended December 31, 2024, compared to income of $15.8 million for the nine months ended December 31, 2023. The net change of $6.1 million is primarily attributable to a decrease in investment income of $2.7 million as a result of the cash and investment balance being lower throughout the year as compared to the prior year due to normal cash burn, as well as an increase in expense of $2.2 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. Additionally, there is an increase in interest expense on debt obligations in the amount of $1.2 million as a result of a higher debt balance during the current year vs. the prior year as there was an additional draw under the Loan Agreement during the end of the third quarter of the prior year.
Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we can not predict when we may generate revenue from sales of any products, if at all.
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through December 31, 2024, we had received net proceeds of $1,101.8 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private investment in a public entity, and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of December 31, 2024, we had cash and cash equivalents and short-term investments of $536.5 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended December 31,
	2024	2023
	(Amounts in thousands)
Net cash used in operating activities	$(138,519)	$(139,301)
Net cash (used in) provided by investing activities	(16,096)	74,000
Net cash provided by financing activities	252,528	16,413
Effect of exchange rate changes on cash and cash equivalents	(125)	(30)
Net increase (decrease) in cash and cash equivalents	$97,788	$(48,918)
Operating activities
During the nine months ended December 31, 2024, net cash used in operating activities was $138.5 million, primarily resulting from our net loss of $173.2 million partially offset by non-cash charges of $24.4 million, which primarily consist of stock-based compensation expense of $26.8 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $7.0 million, and an increase in cash of $10.2 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2024 consisted primarily of a $4.7 million increase in accounts payable, a $2.5 million increase in accrued expenses and other current liabilities, a $1.9 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, and a net $1.8 million change in operating and financing right-of-use assets and lease liabilities.
During the nine months ended December 31, 2023, net cash used in operating activities was $139.3 million, primarily resulting from our net loss of $160.7 million, partially offset by non-cash charges of $18.1 million, which primarily consist of stock-based compensation expense of $26.2 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $9.5 million, and an increase in cash of $3.0 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2023 consisted primarily of a $6.1 million increase in accrued expenses and other current liabilities, a $2.2 million increase in prepaid expenses and other current assets, a net $1.8 million change in operating and financing right-of-use assets and lease liabilities, a $1.5 million decrease in accounts payable, and a $1.2 million increase in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
Investing activities
During the nine months ended December 31, 2024, net cash used in investing activities was $16.1 million, consisting of $332.0 million in purchases of available for sale securities and $5.6 million in purchases of property, plant and equipment and capitalized software, partially offset by $321.4 million in proceeds from sales and maturities of short-term investments.

During the nine months ended December 31, 2023, net cash provided by investing activities was $74.0 million, consisting of $459.0 million in proceeds from sales and maturities of short-term investments, partially offset by $381.1 million in purchases of available for sale securities, and $3.9 million in purchases of property, plant and equipment and capitalized software.
Financing Activities
During the nine months ended December 31, 2024, net cash provided by financing activities was $252.5 million, consisting primarily of $252.7 million in proceeds from the Company's private investment in a public entity in June 2024 as well as the Company's November 2024 public offering.
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

As of December 31, 2024, we had cash and cash equivalents and short-term investments of $536.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2024, will enable us to fund operations into the fourth quarter of 2026 which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Developing novel biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any products for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of therapies that we can not be certain will become commercially available. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.
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
Contractual obligations and commitments
During the nine months ended December 31, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 16, 2024.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the nine months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to develop and advance any future product candidates based on our novel proprietary RPx platform and successfully complete clinical trials and prepare for and successfully complete inspections, submissions and reviews of licensing applications;
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
•our history of losses, the likelihood that we will continue to incur substantial and increasing net losses in the future, and/or the likelihood that we will require additional financing to achieve our goals;
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
Risks related to product development
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.
All of our product candidates are in research or development. We have not generated any revenues from the sale of any product. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory review prior to approval and commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
Preliminary and final results from preclinical studies and early stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of a clinical trial, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage, the data is being reviewed or during the license application process.

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
•we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs. By example, the FDA may determine that larger trials, Phase 3 trials, randomized and controlled clinical trials, or clinical trials designed to replicate results found in our registrational or pivotal trials are required before we may file a BLA or before the FDA will approve or maintain a marketing application;
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
Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. We are using cemiplimab in the CERPASS trial, our first planned clinical trial under the Regeneron agreement. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Although we have entered into such collaboration and supply agreements, and may continue to do so, our partners may remain in control of the supply and other decisions relating to their products or product candidates and we rely on their adherence to the terms of such agreements for the proper execution of their obligations. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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
Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PD(L)-1 therapies, and may develop RP1 or our other product candidates for use with other therapies. Although we intend our IGNYTE anti-PD-1 failed melanoma cohort to be registration directed, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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
•if approved under the accelerated approval process, require a confirmatory trial and full approval to maintain the right to commercialize the product; or
•contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products.
We have not received marketing approval from the FDA or a comparable foreign regulatory authority for any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, or at all.
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
We are not profitable and have incurred losses in each period since our inception. For the nine months ended December 31, 2024 and 2023, we reported a net loss of $173.2 million and $160.7 million, respectively. At December 31, 2024, we had an accumulated deficit of $874.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.
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
Our operations have consumed substantial amounts of cash since inception. At December 31, 2024, our cash and cash equivalents and short-term investments were $536.5 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of December 31, 2024 will enable us to fund operations into the fourth quarter of 2026, which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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
We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
We may sell up to $89.0 million of shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023, as amended, with Leerink Partners LLC, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plan Trading Arrangements

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.
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

REPLIMUNE GROUP, INC.

Dated: February 12, 2025	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 12, 2025	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: February 12, 2025	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)