Form 10-K
period 2025-03-31
Replimune Group, Inc.
filed 2025-05-22
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $523.2 million, based on the closing price of the registrant’s Common Stock on September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 77,086,750 shares of Common Stock outstanding as of May 19, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2025

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
•the timing, scope or likelihood of regulatory filings and approvals, including timing of approval by the U.S. Food and Drug Administration, or the FDA, of, RP1 or any of our other product candidates;
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

Oncolytic immunotherapy is an emerging drug class. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches to inducing anti-tumor immunity. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will increase clinical efficacy and simplify the development path of our product candidates, while also improving patient outcomes.

Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added that are intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform is intended to have unique dual local and systemic activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. Our product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with the goal of establishing a major skin cancer treatment franchise.

Our leading clinical trial of RP1 is referred to as the IGNYTE trial, which is a multi-cohort clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1.

The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD-1 failed melanoma cohort from the IGNYTE trial includes 140 patients who received RP1 in combination with nivolumab. The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. The topline results showed the overall response rate, or ORR, was 33.6% by modified RECIST 1.1 criteria, the primary endpoint as defined in the protocol, and 32.9% by RECIST 1.1 criteria, an additional analysis requested by the FDA. Responses from baseline were highly durable with 85% of responses lasting more than 12 months. The median duration of response from baseline was 27.6 months and the median duration of response from treatment initiation was 21.6 months. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 "on target" side effects, observed. In September 2024, we presented the independently reviewed data from the IGNYTE trial, including key secondary endpoints and subgroup analysis as a late-breaking abstract during an oral session at the European Society for Medical Oncology, or ESMO. Data presented at ESMO showed activity across all subgroups, including patients who had prior anti-PD-1 and anti-CTLA-4 treatment had an ORR of 27.7% and patients who had primary resistance to anti-PD-1 had an ORR of 35.9% by modified RECIST v1.1. In November 2024, we presented a late-breaking abstract featuring the IGNYTE trial primary analysis that had been selected for oral presentation at the 39th Annual Meeting of the Society for Immunotherapy of Cancer (SITC 2024). The data presented at SITC 2024 included further clinical subgroup and initial biomarker data from the IGNYTE trial.

In November 2024, we announced submission of a biologics license application, or BLA, to the FDA for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen and that the FDA has granted Breakthrough Therapy designation to RP1 in combination with nivolumab in the same setting. The submission was made under the accelerated approval pathway. The FDA accepted our BLA and granted priority review with a Prescription Drug User Fee Act, or PDUFA, goal date of July

22, 2025. The FDA recently completed their late-cycle review meeting and all manufacturing inspections for the BLA and we believe we remain on track for the July 22, 2025 PDUFA date.

In August 2024, we announced the dosing of the first patient in the IGNYTE-3 trial, or the I-3 trial, a confirmatory study design concept consisting of a 2-arm randomized Phase 3 clinical trial with physician's choice of treatment as a comparator arm in anti-PD-1 failed melanoma patients. With over 100 sites planned globally and an expectation to enroll 400 patients, the I-3 trial will assess RP1 in combination with nivolumab in patients with advanced melanoma who have progressed on anti-PD-1 and anti-CTLA-4 therapies or are ineligible for anti-CTLA-4 treatment. We continue to enroll patients in the I-3 trial.

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. Enrollment remains open in this cohort.

Furthering development of RP1, we have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which we refer to as the ARTACUS trial. We believe that the ARTACUS trial will be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently enrolling up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. In November 2023 we presented initial data from the ARTACUS trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s, or SITC, 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and MCC (n=3), demonstrating an ORR of 34.5% and a complete response, or CR, of 21%. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed to result from RP1. This data was also presented during oral presentation at the American Association of Cancer Research 2024 Annual Meeting in April 2024. We continue to enroll patients into the ARTACUS trial.

As previously reported, our clinical trial of RP1 in patients with CSCC, which we refer to as the CERPASS trial, continues as planned to follow patients that were dosed in the trial.

We are also developing or are continuing to develop additional product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types, including traditionally less immune responsive tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF as in RP1, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3 has been engineered with the intent to further stimulate an anti-tumor immune response through activation of immune co-stimulatory pathways through the additional expression of the ligands for CD40 and 4-1BBL, as well as anti-CTLA-4 and GALV-GP R(-), but without the expression of GM-CSF.

We continue the development of our product candidate RP2 with the goal of moving beyond skin cancers and aiming to treat the more prevalent tumor types commonly found in liver and lung metastasis and including those involving primary liver cancer. Notably, as previously reported, from our Phase-1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD1 and in particular in patients with metastatic uveal melanoma, or mUM. In November 2023, we presented updated data from a cohort of mUM patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of mUM patients was 58.8%.

We have initiated and are enrolling patients in a registration-directed study, or the REVEAL study, of RP2 in mUM patients who are immune checkpoints inhibitor-naive. The REVEAL study is a randomized, phase 2/3 open label study to investigate the efficacy and safety of RP2 in combination with nivolunab vs. ipilimumab in combination with nivolunab in immune checkpoint inhibitor naive adult patients with metastatic uveal melanoma.

We continue our signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. This Phase 2 clinical trial is currently open and enrollment is underway.

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

Our product candidates are intended to act at several key points in the pathways involved in the initiation of an immune response. Following direct injection into tumors, our viruses are intended to replicate in cancer cells and then lyse, or break them open, releasing tumor antigens, including neo-antigens specific to the patient, which could otherwise be hidden from the immune system. This process of necrotic cell death releases intra-cellular markers of “danger,” the danger associated molecular patterns, or DAMPs, while the virus produces pathogen associated markers of danger, or PAMPs. These trigger various pathways of the innate immune system, including the STING pathway and pathways mediated through toll-like receptors, or TLRs, each resulting in the production of interferon. Innate immune activation would be expected to itself provide anti-tumor effects, as interferon activates natural killer cells which can destroy tumor cells. Innate immune activation would also be expected to help trigger adaptive anti-cancer immunity, in which antigen presenting cells, or APCs, are attracted to the injected tumor. APCs internalize cancer antigens, including neo-antigens, and traffic back to the draining lymph nodes where they present the antigens to T cells. Primed with the antigens, these T cells then proliferate and disperse systemically to seek and destroy cancer cells with the same antigen profile throughout the body, resulting in the potential destruction of distant tumor deposits.

To further augment these intended effects, our product candidates are genetically encoded with multiple strong, cell-killing and immune-stimulating proteins — in other words, our product candidates are “armed” with these therapeutic genes. The foundation of our oncolytic immunotherapy product candidates consists of a proprietary strain of HSV-1 that we have engineered to replicate selectively in tumors and to express a fusogenic glycoprotein, a protein that triggers the fusion of the membranes between cells. HSV-1 is both highly cell lytic and inflammatory, and also has a large carrying capacity, which makes it possible to incorporate multiple genes encoding therapeutic proteins. We believe our combination of HSV-1 with the expression of the fusogenic glycoprotein increases the natural ability of HSV-1 to kill tumor cells and to induce an anti-tumor immune response. The fusogenic functionality of our product candidates is intended not only to increase the number of tumor cells that are killed, but also to cause highly immunogenic death of tumor cells. We believe that these factors will increase the potency of the systemic anti-tumor immune response that is generated by our product candidates. With the intention of further amplifying the anti-tumor response, we have also engineered product candidates that express a range of additional potent, immune activating genes encoding therapeutic proteins in tumors.

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

We believe that our ability to incorporate multiple mechanisms of action into a practical “off-the-shelf”, or a pre-manufactured drug product, approach to initiating or enhancing an anti-tumor immune response, including to neo-antigens, will offer significant advantages over the various approaches to immune activation that are currently in development, including personalized vaccine treatments. Tumor neo-antigens are uniquely present in tumors, rather than normal tissue, because they result from the genetic changes that occur as cancer develops. Unlike the antigens present in normal tissue, the immune system identifies neo-antigens as foreign. As a result, the immune system is able to mount an immune response to tumor neo-antigens in the same way that it would to the antigens contained in disease-causing micro-organisms, which the immune system also identifies as foreign. Researchers believe immune responses to tumor neo-antigens are particularly important in the immune system’s ability to combat cancer, and as a consequence various “personalized vaccine” approaches to generating immune responses to tumor neo-antigens are in development. These approaches are generally both expensive and time consuming because a vaccine cannot be designed and manufactured until a tumor biopsy is taken and analyzed in the laboratory to identify the mutated tumor antigens that will be targeted by the treatment. We also believe that our “off-the-shelf” approach may offer significant advantages over other approaches to anti-cancer immune activation that only target a single pathway of the immune system, as is the case with most of the other immuno-oncology therapies currently under development. Importantly, our product candidates are intended to maximally activate an immune response against cancer, which we believe is the missing element needed to allow anti-PD-1 or anti-PD(L)-1 therapy to treat more patients and tumor types, unlike some other therapies that are intended to act by blocking additional defense mechanisms against an anti-tumor immune response once it has been initiated.

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

RP1 Leading Indications
Our lead indication for our lead product candidate, RP1, is the potential treatment of advanced melanoma, which is currently under BLA review with the FDA. Melanoma is a form of skin cancer characterized by the uncontrolled growth of pigment-producing cells (melanocytes) located in the skin. Metastatic melanoma is the deadliest form of the disease and occurs when cancer spreads beyond the surface of the skin to other organs. The incidence of melanoma has been increasing steadily for the last 30 years. Globally, the World Health Organization estimates that by 2035, melanoma incidence will reach 424,102, with 94,308 related deaths. We anticipate the commercial opportunity for RP1 to help improve the lives of patients with advanced melanoma is significant.
We estimate approximately 13,000 patients progress on or after PD-1 treatment annually in the U.S. with approximately 80% of these patients eligible for treatment with RP1 in combination with nivolumab, if approved. Importantly, we believe these treatments will take place in the outpatient setting, not require hospitalization and that nearly all of these patients are being treated in healthcare settings that have interventional radiology onsite or readily accessible, further supporting the anticipated rapid adoption of RP1.
Our following indications with our lead product candidate, RP1, include patients that develop skin cancers following a solid organ transplant. Individuals who receive an organ transplant face a significantly higher risk, greater than 50 times higher, of developing skin cancer following the transplant. These individuals are also on chronic immuno-suppressive treatments to reduce the risk of transplant rejection by their immune system. Adding to this risk for these individuals, anti-PD-1/L1 based cancer treatment options, which are approved and/or used in other skin cancer settings carry a high risk of transplant rejection, potentially leaving these patients without many treatment options.
We are also investigating RP1 as a potential product candidate for the treatment of non-melanoma skin cancers, or NMSC, which is a collection of common cancer types which occurs mainly in fair-skinned populations. About 80% of all NMSC are basal cell carcinomas, squamous cell carcinomas represent about 20%, with other diagnoses representing around 1% or less.

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

RP2 Leading Indication

Uveal melanoma, or mUM, represents the predominant primary intraocular malignancy among adults, comprising over 95% of cases. Globally, the estimated annual incidence of mUM is approximately 4,800 individuals, with an estimated 1,700 new diagnoses occurring in the U.S. each year. Risk factors for developing mUM include fair skin, light-colored eyes, congenital ocular melanocytosis, melanocytoma, and the BAP1-tumour predisposition syndrome. It is estimated that greater than about 90% of mUM cases develop metastatic liver tumors. Historically, one-year survival rate of patients with distant metastases (such as liver metastases) is 15%, while reported median survival time is less than 1 year ranging from four to fifteen months. RP2 is currently being investigated in a randomized , phase 2/3 open label study to investigate the efficacy and safety of RP2 in combination with nivolunab vs. ipilimumab in combination with nivolunab in immune checkpoint inhibitor naive adult patients with metastatic uveal melanoma.

We have another product candidate in the portfolio as well and have designed our RP3 product candidate to express further immune-activating proteins that stimulate T cells, in addition to anti-CTLA-4 and GALV-GP R(-). These immune activating proteins are the ligands for two immune co-stimulatory pathways responsible for T cell proliferation and/or activation, the CD40L and 4-1BBL pathways. Due to program prioritization we are currently not pursuing further development of RP3 at this time.
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
For the core technology in our RPx platform and each of our product candidates, we initially filed six patent applications under the Patent Cooperation Treaty, or PCT. All six of these PCT applications have entered the national phase and are in different stages of pending and/or issued in a range of countries. Patent examination has started and continues in these national phase applications. Six U.S. patents have been granted by the applicable authorities in the U.S. Four patents have been granted by the applicable authorities in each of the European Union and Japan. Three patents have been granted by the applicable authorities in Hong Kong, two patents have been granted by the applicable authorities in each of China and Israel and one patent has been granted by the applicable authorities in each of Singapore, India, Mexico and Australia. The granted U.S. patents include US patent numbers 10,570,377; 10,612,005; 10,626,377; 10,947,513; 11,427,810; 11,473,063; 12,024,724; 12,049,647; and 12,059,444 and include description and claims directed to oncolytic virus compositions of matter, pharmaceutical compositions encompassing an oncolytic virus and methods of use in treating cancer with oncolytic virus compositions. We have successfully defended all oppositions that have been brought by third-parties against our issued patents to-date and have maintained our proprietary position. We continue to vigorously pursue advancement and defense of our patents and patent applications through the respective patent offices in which they are granted or pending throughout the world. See "Risk factors - Risks Related to intellectual property."
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
•cancer vaccines including personalized vaccines and those targeting tumor neo-antigens; and

•cell-based therapies, such as TILs, CAR-T, T cell receptor-based, and natural killer cell therapies.
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
We do, however, expect to face direct and increasing competition from a number of companies that are also seeking to develop cancer therapies based on oncolytic viruses and other ways to prime the immune system, including neo-antigen vaccination, TILs or the like. We believe that our ability to successfully compete will depend, among other things, on our ability to:
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
Manufacturing and suppliers
We have established an operations leadership team that we believe has extensive experience in manufacturing biologics based on viruses, including oncolytic products and gene therapy products and we operate our own in-house, approximately 63,000 square foot, U.S. based manufacturing facility in Framingham, Massachusetts. We operate our in-house manufacturing facility in order to secure our product candidates for our ongoing and planned clinical studies and, if approved, commercial launch and supply. The facility has been designed to allow us to produce enough material to cover full global commercialization of all our product candidates that are currently in development. The facility is intended to give us control over key aspects of the supply chain for our products and product candidates.
By controlling our own manufacturing facility, we aim to minimize or eliminate reliance on contract manufacturing organizations, which typically have limited capacity at commercial scale and long-lead time to conduct manufacturing campaigns. We believe that having control over the whole manufacturing process, in the U.S., will allow us to reduce cycle times, cost of goods for commercial production, other potential political or territorial cost efficiencies, and to shorten overall timelines for new product candidates in our development pipeline, as well as help us to develop drug formulations or presentations to simplify distribution and/or administration of future oncolytic immunotherapies. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial-scale processes and to enhance security of supply to support market launch and commercialization of our product candidates, if approved. While we do control our own manufacturing facility, we rely on industry suppliers for raw materials and other process supplies, such as single-use manufacturing components, formulation components, sterile filters, bioreactors and other consumable components.
Sales and marketing

None of our product candidates have been approved for sale. If and when our product candidates advance closer to marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We may take different approaches to commercialization in different geographies. We continue to build our in-house sales, marketing and commercialization capabilities with the addition of sales, marketing, trade and distribution, as well as other related expertise. Clinical data, the size of the opportunity for our product candidates, and the size of the commercial infrastructure required will influence our commercialization plans and decision making.
Collaborations
BMS
In February 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with BMS. Pursuant to the agreement, BMS is providing to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our ongoing Phase 1/2 clinical trial. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at no cost to us, for use in the clinical trial. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, the agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma.
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
Roche
In December 2022, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following our re-prioritization of our product development portfolio in December 2023, we have agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has continued to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is not sharing costs following our re-prioritization. Under the terms of the initial agreement we retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
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
The process in the European Union and other countries with developed regulatory regimes is broadly comparable save that there is no dedicated BLA route in Europe as a Marketing Authorisation, or MAA, covers both small molecules, and biologics and cell and gene therapies.
Preclinical studies and IND submission

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of the FDA’s and other countries’ regulatory authorities’ pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with GLPs. Recently, however, in the U.S., new methods of non-animal preclinical testing are being explored. For instance, in 2025, FDA outlined a stepwise plan to reduce animal testing in preclinical safety studies with scientifically validated new approach methodologies, or NAMs, which may include organ-on-a-chip systems, computational modeling, and advanced in vitro assays, and other data.

Prior to commencing the first clinical trial at a United States or other country’s investigational site under and IND with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND (or equivalent in other countries). Additional preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.
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
Additional kinds of data may also help to support a BLA, such as patient experience data and real-world evidence. Real world evidence may also be used to assist in clinical trial design. For appropriate indications sought through supplemental BLAs, data summaries may provide marketing application support. For genetically targeted products and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application. More recently, a program was established whereby a platform technology that is incorporated within or utilized by an approved drug or biologic product may be designated as a platform technology, provided that certain conditions are met and provided that the technology is considered a platform technology under FDA's definition, in which case development and approval of subsequent products using such technology may be streamlined.
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
In relation to the clinical trial in the United Kingdom and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the Medicines and Healthcare products Regulatory Agency, or MHRA, and the European Medicines Agency, there are broadly equivalent GLP, GCP, cGMP and ethical approval requirements. In the European Union, these rules are memorialized in the form of Regulations, which are directly enforceable in all European Union member states or Directives, which must be implemented nationally. However, enforcement of such rules is conducted by the regulatory authority in which the trial is carried out, which is the MHRA in the United Kingdom. With the full departure of the United Kingdom from the European Union in January 2021, the United Kingdom is not covered by the European Union Clinical Trial Regulation, in force since January 2022, which inter alia introduced a portal to streamline cross-border trial applications, and is instead subject to rules equivalent to the previous 2001 EU Clinical Trials Directive.
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
Under the goals and policies agreed to by the FDA under PDUFA, the FDA has set the review goal of completing its review of 90% of all applications within ten months from the 60-day filing date for its initial review of a BLA. The FDA does not always meet its PDUFA goal dates for BLA submissions, and the review process may be extended if the FDA requests or the sponsor otherwise provides additional information or clarification regarding the submission.
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

In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. By way of example, measures have been proposed and implemented to facilitate product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. More recently, the U.S. President issued an Executive Order to require FDA to provide administrative and legislative recommendations to accelerate approval of biosimilar products.
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
The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are consistent with the FDA approved label. All promotional and advertising statements must further be truthful and non-misleading, adequately substantiated, and must contain a fair balance between product benefit and risk information. Recently, FDA has taken a few actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct to consumer advertising, and a guidance on communication of off-label scientific information about approved products. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners must be transferred electronically. FDA is also phasing in requirements with respect to the interoperable exchange of electronic product tracing at the package level. Manufacturers must further verify that purchasers of the manufacturers’ products are appropriately licensed. Additionally, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
Adverse event reporting and submission of periodic reports, including annual reports and deviation reports, are required following FDA approval of a BLA. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, civil penalties, criminal fines and imprisonment, and result in adverse publicity, among other adverse consequences.
The FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. In recent years, both the U.S. Congress and the President have taken actions to encourage the use of domestic pharmaceutical suppliers.
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

Other regulatory agencies may also regulate our use of biological materials, which may necessitate that we, our manufacturers, or other third parties with whom we work obtain permits and otherwise comply with regulatory requirements.
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
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, on the other, as well as to free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Health and Human Services, or HHS, recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Recent legislation has delayed implementation of the aforementioned regulation until January 1, 2032. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, failure to comply with cGMP requirements, and allegations as to misrepresentations with respect to products, contract requirements and services rendered. In addition, private payers have filed follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into hundreds of millions of dollars. For these reasons, since 2004, civil False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, judgment for violating the civil False Claims Act may result in exclusion from participation in federal health care programs, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.
The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent. Unlike the civil False Claims Act, the criminal False Claims Act requires proof of intent to submit a false claim.
The civil monetary penalties statute is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statute imposes penalties against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.
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
Under the federal Physician Payments Sunshine Act and its implementing regulations, manufacturers of biologics for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) must make annual reports to CMS regarding payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Certain research payments, including for clinical trials, are included within the ambit of this law. CMS makes the reported information publicly available.
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economics and Clinical Health Act, or HITECH Act, and its respective implementing regulations imposes requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, the HITECH Act, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. HIPAA imposes certain privacy requirements with respect to the use and disclosure of protected health information for research purposes, which will impact how we conduct our clinical trials. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. For example, certain states, such as Washington, Nevada and Connecticut, have enacted new privacy laws with respect to consumer health data that is not protected health information governed by HIPAA.
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
If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to penalties or other enforcement actions, including significant civil monetary penalties, damages, criminal fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, non- and deferred prosecution agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

The European Union General Data Protection Regulation, the United Kingdom General Data Protection Regulation and related data protection, cybersecurity and e-privacy laws in the European Union, European Economic Area, or the EEA, and the United Kingdom, (collectively referred to herein as the “GDPR, and equivalent Swiss laws may apply to some or all of the clinical or other personal data obtained, transmitted, stored or otherwise processed by us (or on our behalf) from those jurisdictions. The GDPR contains potentially strict requirements with respect to lawfully processing personal data in connection with clinical trials and other business activities in Europe (including with respect to obtaining consents, securing personal data, notifying personal data breaches to supervisory authorities and affected data subjects, and transferring personal data outside

Europe). The GDPR and Swiss law allow supervisory authorities to potentially impose high regulatory fines (among other enforcement tools) in the event of violations, for example, under the GDPR up to 4% of global annual group turnover or EUR 20 million (whichever is the higher amount). Supervisory authorities in the European Union and EEA, Switzerland and the United Kingdom may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company (so-called “undertaking”) of the non-compliant entity. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions). There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover.

Overall, the significant costs of GDPR and Swiss law compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by these laws as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, reputation, financial condition, and results of operations. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in Europe which may subject us to additional similar risks and impacts.
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
Healthcare reform measures
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as, but not limited to, the Inflation Reduction Act, or IRA, and the Bayh-Dole Act march-in rights expansion.
For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals would have been based on a price that reflected the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that was at least sixty percent of the U.S. GDP per capita. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. This rule has now been rescinded, but similar programs have been described in recent legislative proposals. Our results of operations could be adversely affected by current and future healthcare legislation and reforms.
Moreover, the ACA broadened access to health insurance, attempts to reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on the health care industry, and imposed additional health policy reforms. The law expanded the eligibility criteria and mandatory eligibility categories for Medicaid programs, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability. The law also expanded the 340B discount program that mandates discounts to certain hospitals, community centers, and other qualifying providers, by expanding the categories of entities eligible to purchase under the program. In addition, the ACA authorized civil monetary penalties for violating 340B pricing requirements, and regulations implementing this authority became effective on January 1, 2019. The ACA revised the definition of “average manufacturer price”, or AMP, for reporting purposes, which generally increased the amount of Medicaid rebates to states and created a separate AMP for certain categories of administered therapeutics provided in non-retail outpatient settings. The law additionally extended manufacturer’s Medicaid rebate liability to covered therapeutics dispensed to patients enrolled in Medicaid managed care organizations and increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate program. The revisions to the AMP definition and Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Further, the ACA required manufacturers of covered therapeutics to pay mandatory Medicare Part D coverage gap rebates, and the Bipartisan Budget Act of 2018, increased the required percentage to 70% of the pharmacy charge to Medicare Part D patients while they are in the coverage gap. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription therapeutic products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of therapeutic sample distribution, which may require us to modify our business practices with healthcare practitioners. Although the ACA was later amended to repeal the individual insurance mandate, and efforts to repeal and replace portions of the law may continue, it is likely that pressure on biopharmaceutical pricing, especially under the Medicare program, will continue, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

Most recently, on April 15, 2025, the U.S. Administration released Executive Order entitled Lowering Drug Prices by Once Again Putting Americans First. Amongst other agencies, it directs the Secretary of HHS to take wide-ranging steps aimed to lower U.S. drug prices, including prices for biologic products. Solely by example, the Executive Order requires the Secretary to propose and seek comment and guidance on the differential treatment of small and large molecule drug products under the IRA’s Medicare Drug Price Negotiation Program. Depending on the ultimate outcome of these steps, the pricing and reimbursement rates for any of our approved drug products, and our ultimate revenue realization could be adversely impacted.
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
Human capital
As of March 31, 2025, we employed 479 employees, all of which are full-time employees. Of the 479 employees, 347 are in research and development and 132 are in selling, general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
We believe that developing an inclusive culture with talent reflecting a diverse range of backgrounds, experiences, and perspectives is important to attracting and retaining the top talent necessary to deliver on our growth strategy. As such, we strive for, and are investing in, a work environment where our employees feel inspired and included.
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
•our ability to develop and advance any future product candidates based on our novel and proprietary RPx platform and successfully complete clinical trials and prepare for and successfully complete inspections, submissions and reviews of licensing applications;
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
•the potential increased costs associated with tariffs imposed or threatened by the new U.S. administration on pharmaceuticals and pharmaceutical ingredients where there is no available exception;
•
•the ongoing trade and military conflicts between Russia-Ukraine and Israel-Hamas and U.S.-China, including imposed and threatened tariffs, and other international hostilities and conflicts, and their impact on the global economy and related governmental imposed sanctions and potential material supplies and supply chain disruptions and global or national economic impacts such as inflation.
Risks related to product development
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.

All of our product candidates are in research or development. We have not generated any revenues from the sale of any product. Although the FDA recently accepted and granted priority review for our BLA for our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Furthermore, even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons, such as international trade policies and supply chain disruptions, including the imposition of tariffs;
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
•the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries or may find that such data is not sufficiently representative;
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
•the data collected from clinical trials of our product candidates, including our registration directed or registration intended trials may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•the FDA may decide that our intended pathways, including accelerated approval, are not appropriate for our product candidates, requiring that we conduct additional studies. For example, in recent years the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed. For instance, our confirmatory studies may not confirm a product’s clinical benefit, in which case, the FDA could withdraw the product from the market, we may choose to voluntarily withdraw the product from the market, or we may need to conduct further studies to determine whether the product has a clinical benefit. Even if accelerated approval is granted, payors, including governmental payors, may be less welling to provide sufficient reimbursement for products approved via accelerated approval;

•we may not be able to obtain or maintain any special designations that our product candidates have received, including breakthrough designation. For instance, the FDA may find that, following designation, our product candidates no longer qualify for the designation due to changed circumstances or study results. This may result in the FDA rescinding a designation that we previously received. Any such designation also may not expedite or otherwise facilitate product development;
•the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates or necessary inspections before an approval can be issued may be delayed;
•there may be events outside of our control, including, with respect to the budget, staffing, and funding of the U.S. Federal government, the FDA’s ability to hire and retain key personnel, the FDA’s ability to accept user fees, and other regulatory and policy changes. Disruptions at the FDA may slow the time to approval of a new drug or may otherwise impact our ability to obtain guidance from and interact with the agency. For instance, in recent years, the U.S. Federal government has experienced shutdowns. Should there be a prolonged government shutdown, it could significantly impact the ability of the FDA to review or slow the FDA in its review of any of our submissions or applications, which could have a materially adverse impact on our business; and
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
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
Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we have opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PD(L)-1 therapies and may develop RP1 or our other product candidates for use with other therapies. Although we intend for some of our trials to support registrational filings, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use or the FDA may pull back a previously granted marketing license if a confirmational trial does not result in data supporting an earlier approval. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Developments related to the other product may further impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.
In the event that BMS or Roche or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing an anti-PD-1 therapy. Additionally, should the supply of products from BMS or Roche or any of our other current or future collaborators or suppliers be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed, interrupted or halted. In the event we are unable to source a supply of an acceptable alternative anti-PD-1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

We previously submitted a BLA to the FDA for our lead product candidate, RP1. Earlier this year, the FDA accepted our BLA and granted priority review with a PDUFA action date of July 22, 2025. However, priority review for RP1 may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval. In addition, we have not previously submitted similar marketing application to comparable foreign regulatory authorities, for any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, or at all.
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
Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, penalties, injunctions, or other enforcement actions, including criminal actions, if we are determined to be promoting the use of our products for unapproved or “off label” uses, resulting in damage to our reputation and business.
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

In the United States, engaging in the impermissible promotion of our products, following approval, for off label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil penalties, and criminal fines and agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements and non- or deferred prosecution agreements and could lead to exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claims action, pay civil penalties, criminal fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.
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
•product seizure or detention;
•FDA debarment, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, corporate integrity agreements, or non- or deferred prosecution agreements; or
•injunctions, the imposition of civil penalties, criminal fines, or imprisonment.
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

We currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Even if the foregoing is complied with, there can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Obtaining and maintaining marketing approval for our product candidates in one jurisdiction would not mean that we will be successful in obtaining marketing approval of that product candidate in other jurisdictions, which could prevent us from marketing our products internationally.
Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of RP1 or any of our other product candidates, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, with the full departure of the United Kingdom from the European Union in January 2021, commonly referred to as Brexit, there is continuing regulatory uncertainty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, and the degree to which the United Kingdom and European Union regulatory regimes align or diverge could materially impact the execution of our clinical trials or approval of our product candidates in the United Kingdom or the European Union.
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
Risks related to commercialization
If we are unable to successfully commercialize RP1 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.
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
•achieving appropriate coverage and reimbursement for our product candidates;
•effectively competing with other therapies; and
•maintaining a continued acceptable safety and efficacy profile of our product candidates following launch.
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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authority approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Further, depending on the specific competing product, earlier approval of a competitor’s products could block us from receiving approval and could require that we change our development strategy. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions or third-party intellectual property rights that another may allege are violated by our product candidates.
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
If and when our product candidates receive marketing approval, we intend to commercialize our product candidates on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must continue to build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have incurred and we expect we will continue to incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA or comparable foreign regulatory authority requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Our sales force and marketing teams may not be successful in commercializing our product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building, managing, growing and operating a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop is, and will continue to be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We have and will continue to compete with other biopharmaceutical and biotechnology companies, including oncology-focused companies, to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.
In the event we are unable to develop an effective marketing and sales infrastructure, we may not be able to commercialize our product candidates in the United States or elsewhere in an effective manner, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize our product candidates include:
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

As we continue to evolve from a company primarily involved in research and development to a company also expected to be involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

We anticipate that, as our operations expand and, assuming that our development, testing, studies and trials are successful, we will need to expand our internal manufacturing, marketing and sales capabilities. Managing our future growth will impose significant added responsibilities on members of our management team and will be time consuming and costly. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; and improve managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.
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
In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies. Limited immunotherapies have received FDA approval to date. Any product candidates that are approved may be subject to extensive post approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements.
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

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the Inflation Reduction Act of 2022, or IRA, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases, inflation and non-compliance penalties, and subjecting an escalating number of drugs to annual maximum fair price negotiations with CMS. We cannot be sure whether additional legislation related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations. Similarly, several states have established prescription drug affordability boards that set upper payment limits (maximum prices that can be charged for specific drugs) for select high-cost drugs. We cannot be sure whether additional state legislation related to price caps will be enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

We are a clinical stage biopharmaceutical company with a limited operating history, and we are still relatively early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in public and private offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our proprietary RPx platform, including our lead product candidate, RP1, and our other product candidates. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.
We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2025 and 2024, we reported a net loss of $247.3 million and $215.8 million, respectively. At March 31, 2025, we had an accumulated deficit of $948.6 million. We expect to continue to incur significant losses for the foreseeable future, and, notwithstanding our discontinuation of certain development efforts, as previously announced, we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

Even if we succeed in receiving marketing approval for and commercialize RP1 or our other product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products, including if and when appropriate, sales and marketing costs associated with preparing for commercialization of RP1 or our other product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Our operations have consumed substantial amounts of cash since inception. At March 31, 2025, our cash and cash equivalents and short-term investments were $483.8 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2025 will enable us to fund operations into the fourth quarter of 2026 which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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
Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be filed and/or granted in the future. At times we may attempt to initiate litigation or other administrative procedures to invalidate or otherwise limit the scope of a third party’s intellectual property and these attempts may not be successful. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid, unenforceable or otherwise not infringed, we could be required to obtain a license from such third-

party to continue developing, manufacturing and commercializing RP1 and our other product candidates. Such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies and inventions licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing RP1 or our other product candidates or we could be found liable for significant monetary damages if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their know-how, confidential or proprietary information or trade secrets could have a similar material adverse effect on our business, financial condition, results of operations, stock price and prospects.
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
Risks related to manufacturing and our reliance on third parties

We have agreements with BMS and Regeneron, and in the future may have agreements with other companies, to obtain the supply of anti-PD-1 therapies for the development of our product candidates. If our relationships with BMS or any future collaborator or supplier are not successful, we may be delayed in completing the development of our product candidates.
We have entered into arrangements with BMS and Regeneron as part of our clinical development programs where nivolumab or cemiplimab, respectively, are intended to be used for these clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in the IGNYTE trial with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Regeneron provided cemiplimab, its anti-PD-1 therapy, for use in our CERPASS Phase 2 clinical trial and may potentially do so for other clinical trials in the future. We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies for use in the development of RP1 and our other product candidates, similar to our agreement with Roche. The outcome of these clinical trials is dependent, in part, both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials or may otherwise be delayed in the commercialization of RP1 or our other product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for RP1 or our other product candidates or may be otherwise delayed in the commercialization of RP1 or our other product candidates. Additionally, we are subject to specific risks associated with our collaboration partners, including possible discrepancies as to the timing, nature and the extent of development plans, contract interpretations, and the costs and allocation of costs related to the conduct of our clinical trials. If we and any collaboration partner are unable to agree or fail to perform our respective obligations or effectively manage our relationship, our clinical trials performed under such collaboration could incur additional costs, be delayed or could result in costly or time-consuming legal proceedings that could have an adverse effect on a collaboration or on our business.
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

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations or use of product that does not meet the applicable quality requirements in clinical trials may compromise the resulting trial data and may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We currently have only one in-house manufacturing site for use in our clinical trials. In addition, we do not have any long-term commitments from our suppliers of raw materials or clinical trial material or guaranteed prices for our product candidates or their components. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers of raw materials or our product candidates, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our raw materials or product candidates that meet the necessary quality standards may delay our development or commercialization.
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
In order to use our in-house Framingham manufacturing site or any third party manufacturing site for the production of product for commercialization, the sites must pass an FDA pre-approval inspection. FDA will not approve a BLA until such inspection demonstrates that product can be adequately and reliably produced. If the FDA or a comparable foreign regulatory authority does not approve these facilities for manufacturing or supply, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We must also receive FDA approval for the use of any new manufacturers for clinical or commercial supply, including our own manufacturing facility.

A failure to comply with the applicable regulatory requirements, including inspections or remote regulatory assessments, may result in regulatory enforcement actions against our manufacturers or us (including criminal fines, civil penalties, or imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, non- or deferred prosecution agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our or our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
Operating our own manufacturing facility may result in unanticipated delays or expenses and we may not experience the anticipated operating efficiencies we intended.
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is fully operational. The Framingham facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at our in-house facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for the facility, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable state and foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable state and foreign regulatory authority licensing requirements and inspections. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
As noted above, the significant costs of GDPR and Swiss law compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by these laws as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, reputation, financial condition, and results of operations. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in Europe which may subject us to additional similar risks and impacts.
If we or our operations are found to be in violation of any federal or state healthcare law, or any other laws or regulations that apply to us, we may be subject to sanctions, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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

Compliance with the Drug Supply Chain Security Act, or DSCSA requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, either in the present or future, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, GDPR contains potentially strict requirements with respect to lawfully processing personal data in connection with clinical trials and other business activities in Europe (including with respect to obtaining consents, securing personal data, notifying personal data breaches to supervisory authorities and affected data subjects, and transferring personal data outside Europe). The GDPR and Swiss law allow supervisory authorities to potentially impose high regulatory fines (among other enforcement tools) in the event of violations, for example, under the GDPR up to 4% of global annual group turnover or EUR 20 million (whichever is the higher amount). Supervisory authorities in the European Union and EEA, Switzerland and the United Kingdom may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company (so-called “undertaking”) of the non-compliant entity. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions). There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the European Union or in other jurisdictions outside of the United States). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the European Union GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. The SCCs, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. Other countries in Europe, such as the United Kingdom, similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our interim and annual consolidated financial statements, our ability to comply with applicable laws and regulations could be impaired which could harm our business and negatively impact the value of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the consolidated financial statements for this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting whereby we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

The material weaknesses described above did not result in a misstatement to our annual or interim consolidated financial statements. However, these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting in our efforts to ensure that appropriate controls are in place and appropriate evidence is maintained. We are continuing to implement comprehensive control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

The design and implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal control over financial reporting over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses described above is uncertain. We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that any additional material weaknesses will not be identified in the future. If the steps we take do not remediate the material weaknesses we have identified in a timely manner, or if our internal control over financial reporting is not effective, there could be a material misstatement in our interim or annual consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. If we are unable to remediate the material weaknesses we have identified in a timely manner, or if additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, results of operations and financial condition could suffer. For more information see “Item 9A. Controls and Procedures”

Our business and operations could suffer in the event of system failures or unauthorized or inappropriate use of or access to our systems.

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
•natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events, the possibility of an economic recession, international hostilities and trade disruptions, including, but not limited to, those resulting from the recent U.S. presidential election, ongoing military conflicts between Russia-Ukraine and Israel-

Hamas, the ongoing trade conflict between US-China, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, increased costs from tariffs, trade relationships and military and political alliances;
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

We may sell up to $89.0 million of shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023 as amended, with Leerink Partners LLC, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military and trade conflicts, including the ongoing military conflicts between Russia-Ukraine and Israel-Hamas and the ongoing trade conflict between U.S.-China, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. A weak or declining economy or political disruption, including any international trade disputes, economic instability, changes in tax laws and regulations and additional tariffs, including based on the recent U.S. presidential election, export controls, and increased interest rates could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Although we do not currently operate in Russia, Ukraine, Israel, or China, those conflicts may impact, and if any of those conflicts broaden it may further impact, the markets, countries or territories in which we do operate or intend to operate, which could have a negative impact on our ability to achieve our objectives or timelines.

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

On October 6, 2022 we and certain of our subsidiaries entered into a Loan and Security Agreement, or the Hercules Loan Agreement with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, which such agreement was subsequently amended in June 2023 and December 2023. The Hercules Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan Agreement also contains customary affirmative and negative covenants that, among other things, may limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Hercules Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.
Item 1B.    Unresolved staff comments
None.
Item 1C.    Cybersecurity
We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall risk management program. Such policies, procedures, and processes are designed to help protect our information assets and operations from internal and external cyber threats as well as secure our networks and systems. Such processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems and product applications, incident simulations, and routine review of our policies and procedures to identify risks and improve our practices. Our security incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

We engage certain external parties, including cybersecurity assessors, consultants and auditors, to enhance our cybersecurity processes and strategies. In addition, depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, we evaluate the security and risk posture with respect to our third party service providers according to the perceived level of risk and in accordance based on industry standard best practices.

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

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could materially affect us. See Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of cybersecurity risks.
Item 2.    Properties
Our corporate headquarters is located in Woburn, Massachusetts, where we occupy approximately 18,712 square feet pursuant to a lease expiring in 2029, with an option to extend by an additional five years. We also lease an approximately 12,000 square-foot facility in Oxfordshire, United Kingdom, containing research and development, laboratory and office space. This lease expires in April 2031 and we have the right to terminate it in April 2026. In October 2021 and March 2023, the Company entered into additional agreements to lease approximately 2,951 and 2,058 square feet, respectively, of research and development, office and laboratory space in Abingdon, Oxfordshire, United Kingdom. These lease agreements are both for five years and expire in October 2026 and March 2028, respectively, with no right to renewal.

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
Holders of common stock
As of the close of business on May 19, 2025, there were approximately 7 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
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
Purchases of equity securities by the Issuer and affiliated purchasers
None.
Performance Graph
Not required.
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

Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches of inducing anti-tumor immunity, including personalized vaccine approaches. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will increase clinical efficacy and simplify the development path of our product candidates, while also improving patient outcome.
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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $1,101.8 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $862.0 million was from five separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, and November 2024, respectively, $96.7 million was from our private placement transaction in June 2024, and $41.9 million was from at-the-market offerings.
Our net losses were $247.3 million and $215.8 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $948.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of March 31, 2025, we had cash and cash equivalents and short-term investments of $483.8 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
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
•expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs that manufacture our product candidates for use in our preclinical and clinical trials;
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
•the receipt of regulatory approvals from applicable regulatory authorities, if any, and our ability to maintain approval of any of our product candidates;
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

We expect that our selling, general and administrative expenses will continue to increase in the future as we increase our selling, general and administrative headcount to support our continued operations and pre-launch activities to prepare for potential commercialization of our product candidates. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.
Other income (expense), net
Research and development incentives
Research and development incentives consists of reimbursements of research and development expenditures. We participate, through our subsidiary in the United Kingdom, in the research and development program provided by the United Kingdom tax relief program, such that a percentage of up to 16.2% of our qualifying research and development expenditures are reimbursed by the United Kingdom government, and such incentives are reflected as other income.
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
Other (expense) income, net
Other (expense) income, net consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
During the year ended March 31, 2025 and 2024, the Company recorded an income tax provision of $0.5 million and $0.4 million, respectively, related to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income partially reduced by certain tax attributes and U.S. tax partially reduced by certain credits and U.S. tax partially reduced by certain credits.
Results of operations
Comparison of the years ended March 31, 2025 and 2024
The following table summarizes our results of operations for the years ended March 31, 2025 and 2024:

	Year Ended March 31,		Change
	2025	2024	$	%
	(Amounts in thousands)
Operating expenses:
Research and development	$189,447	$174,963	$14,484	8%
Selling, general and administrative	72,180	59,810	12,370	21%
Total operating expenses	261,627	234,773	26,854	11%
Loss from operations	(261,627)	(234,773)	(26,854)	11%
Other income (expense):
Research and development incentives	1,773	1,920	(147)	(8)%
Investment income	21,120	23,356	(2,236)	(10)%
Interest expense on finance lease liability	(2,118)	(2,163)	45	(2)%
Interest expense on debt obligations	(5,775)	(4,497)	(1,278)	28%
Other (expense) income	(202)	771	(973)	(126)%
Total other income (expense), net	14,798	19,387	(4,589)	(24)%
Loss before income taxes	$(246,829)	$(215,386)	$(31,443)	15%
Income tax provision	468	408	60	15%
Net loss	$(247,297)	$(215,794)	$(31,503)	15%
Research and development expenses
Research and development expenses for the year ended March 31, 2025 were $189.4 million, compared to $175.0 million for the year ended March 31, 2024. The following table summarizes our research and development expenses for the years ended March 31, 2025 and 2024:

	Year Ended March 31,		Change
	2025	2024	$	%
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	14,620	16,641	(2,021)	(12)%
ARTACUS	6,934	6,198	736	12%
CERPASS	7,276	16,165	(8,889)	(55)%
IGNYTE-3	7,183	2,042	5,141	252%
Other RP1 study costs	10,863	10,446	417	4%
Total RP1 costs	46,876	51,492	(4,616)	(9)%
RP2	12,043	10,701	1,342	13%
RP3	4,948	13,162	(8,214)	(62)%
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	91,578	80,395	11,183	14%
Other	34,002	19,213	14,789	77%
Total research and development expenses	$189,447	$174,963	$14,484	8%
The total increase of $14.5 million in research and development expenses was driven by an increase of $26.0 million in unallocated expenses, partially offset by a decrease of $11.5 million in our direct research and development costs. The increase in unallocated expenses includes $14.8 million in other costs and $11.2 million in personnel-related costs. The increase in other costs is driven primarily by an increase in consulting costs, medical affairs and facility costs. The increase in personnel-related costs largely reflected the hiring of additional personnel in our research and development functions, most specifically within the manufacturing departments, as we prepared and scaled operations for commercial launch.
The decrease of approximately $11.5 million in our direct research and development costs primarily relates to a decrease of $8.2 million related to RP3 as a result of the deprioritization of development efforts on this product candidate, which began in the second half of the prior fiscal year, as well as a decrease of $4.6 million in RP1 costs as a result of declining enrollment and the wind down of the CERPASS study and completion of enrollment in the IGNYTE advanced melanoma cohort. These decreases are slightly offset by an increase of approximately $1.3 million in RP2 costs as the Company began to ramp up costs for the MUM study, specifically with spending related to set up costs and Clinical Research Organization ("CRO") costs. In addition, in the prior year, the company incurred costs related to manufacturing batches for RP1, as well as significant costs related to the CERPASS trial in the areas of CROs, investigators and imaging costs in preparation of the primary data release, which did not recur in the current year.
Selling, general and administrative expenses
Selling, general and administrative expenses were $72.2 million for the year ended March 31, 2025, compared to $59.8 million for the year ended March 31, 2024. The increase of $12.4 million in sales, general and administrative costs is driven primarily by an increase of $9.3 million in sales and marketing costs related to promotional materials, market access and insights and analytics, as the Company prepares for a potential commercial launch of RP1. In addition, there is a year over year increase of $4.3 million in personnel related costs, comprised of an increase of $7.1 million in payroll and fringe benefits offset by a stock-based compensation decrease of $2.8 million. The increase in personnel related costs was driven by the continued hiring of additional personnel within our selling, general and administrative functions, specifically focusing on planning for a potential commercial launch. Personnel related costs for the year ended March 31, 2025 and 2024 included stock-based compensation expense of $16.6 million and $19.4 million, respectively.
Total other income (expense), net
Other income for the year ended March 31, 2025 was $14.8 million compared to $19.4 million for the year ended March 31, 2024. The net change of $4.6 million is primarily attributable to a decrease of $2.2 million in investment income in the current year as compared to the prior year as a result of the cash and investment balance being lower throughout the year as compared to the prior year due to normal cash burn, as well as an increase in interest expense on debt obligations in the amount of $1.3 million as a result of a higher debt balance during the current year vs. the prior year. In addition, there is a $1.0 million increase in expense due to the changes in foreign exchange rates of the Great British Pound to United States Dollar.
Income tax provision
Income tax provision for the year ended March 31, 2025 was $0.5 million compared to $0.4 million for the year ended March 31, 2024. The income tax provision for the current year is attributable to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income partially reduced by certain prior year available net operating losses and U.S. tax partially reduced by certain credits.
Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Until we are able to generate sufficient revenue from RP1 and our other product candidates that we develop, if at all, we anticipate that we will continue to incur significant operating losses and negative cash flows from our operations.
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through March 31, 2025, we had received net proceeds of $1,101.8 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private placement transaction, and at-the-market offerings, as well as our incurrence of debt under the Hercules Loan Agreement. As of March 31, 2025, we had cash and cash equivalents and short-term investments of $483.8 million.
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2025	2024
	(Amounts in thousands)
Net cash used in operating activities	$(192,250)	$(185,467)
Net cash (used in) provided by investing activities	(23,796)	97,201
Net cash provided by financing activities	252,396	16,283
Effect of exchange rate changes on cash and cash equivalents	315	(86)
Net increase (decrease) in cash and cash equivalents	$36,665	$(72,069)
Operating activities
During the year ended March 31, 2025, net cash used in operating activities was $192.3 million, primarily resulting from our net loss of $247.3 million, which was partially offset by non-cash charges of $31.0 million, consisting primarily of stock-based compensation expense of $35.0 million and depreciation expense of $3.5 million, somewhat offset by $8.9 million related to the net amortization of premiums and discounts on short-term investments. Additionally, there was an increase in cash of $24.1 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2025 consisted primarily of a $11.7 million increase in accrued expenses and other current liabilities, a $9.9 million increase in accounts payable, and a net $2.4 million change in operating and financing right-of-use assets and lease liabilities.
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
Investing activities
During the year ended March 31, 2025, net cash used in investing activities was $23.8 million, consisting of $403.6 million in purchases of available for sale securities and $6.7 million in purchases of property, plant and equipment, partially offset by $386.5 million in proceeds from sales and maturities of short-term investments.
During the year ended March 31, 2024, net cash provided by investing activities was $97.2 million, consisting of $592.4 million in proceeds from sales and maturities of short-term investments, partially offset by $489.5 million in purchases of available for sale securities and $5.7 million in purchases of property, plant and equipment.
Financing Activities
During the year ended March 31, 2025, net cash provided by financing activities was $252.4 million, consisting primarily of $252.7 million in proceeds from the Company's private placement transaction in June 2024 as well as the Company's November 2024 public offering.
During the year ended March 31, 2024, net cash provided by financing activities was $16.3 million, consisting primarily of $15.0 million in proceeds from the incurrence of debt under the Hercules Loan Agreement, as well as approximately $1.8 million in proceeds from the exercise of stock options.
Funding requirements
Our plan of operation is to continue implementing our business strategy, continue research and development of RP1 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and potential commercialization of RP1 and if and as we:
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
As of March 31, 2025, we had cash and cash equivalents and short-term investments of $483.8 million and $46.4 million in long term debt. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2025, will enable us to fund operations into the calendar fourth quarter of 2026 which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with the development of RP1 and other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development and potential commercialization of our product candidates. Our future capital requirements will depend on many factors, including those described in this section and above under “— Operating expenses — Research and development expenses.”
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
Lease Commitments
As of March 31, 2025, the aggregate amount of future lease payments is approximately $49.1 million, with $4.0 million due within one year. For additional information on our leases and timing of future payments, see Note 13 Commitments and contingencies, of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K.
Loan Agreement
Our commitments due for our term loan under our arrangement with Hercules include principal payments of $45.0 million as of March 31, 2025. Borrowings under the term loan agreement are repayable in monthly interest-only payments through September 2026, and the agreement has a maturity date of October 2027. Our remaining commitments, based on our current draws, are due through October 2027, and include principal and interest payments of $58.3 million, and an additional fee upon maturity of the loan of $2.2 million. See Note 7, Long term debt, of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules term loan.
Other Obligations
Manufacturing and research commitments include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of March 31, 2025, the aggregate amount of non-cancelable purchase obligations related to such manufacturing commitments are approximately $0.8 million and all of this balance is due within one year.
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
Roche
In December 2022, we entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to our RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following our re-prioritization of our product development portfolio in December 2023, we have agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has continued to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is not sharing costs following our re-prioritization. Under the terms of the initial agreement we retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of our product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, issued stock-based awards with service-based and performance-based vesting conditions. Expense for stock-based awards with service-based vesting conditions is recorded using the straight-line method and for PSUs with performance-based vesting conditions, the expense is recorded using the graded vesting method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for more information. Forfeitures are accounted for as they occur. The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date.
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
As of March 31, 2025, we had cash and cash equivalents and short-term investments of $483.8 million, which consisted of cash equivalents, U.S. Treasury securities and U.S. government agency securities. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations.
Foreign currency exchange risk
Our headquarters are located in the United States, where the majority of our selling, general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the year ended March 31, 2025, we recorded net foreign currency transaction gains of $0.2 million whereas for the year ended March 31, 2024, we recognized a net foreign currency transaction loss of $0.8 million. These gains and losses are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains and losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.
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
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A.    Controls and procedures
Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by

Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were ineffective due to material weaknesses in internal control over financial reporting as described below.

Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K,present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our Principal Executive Officer and Principal Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. Our management’s assessment was based on the framework in “Internal Control — Integrated Framework (2013)” (“2013 framework”), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that, as of March 31, 2025, our internal control over financial reporting was ineffective based on the criteria in the 2013 framework issued by the COSO due to the existence of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the consolidated financial statements for this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting whereby we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

The material weaknesses identified above did not result in any material misstatements in our interim or annual consolidated financial statements or disclosures; however, they could result in misstatements impacting substantially all accounts or disclosures in the annual or interim consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Management's Plan for Remediation of the Material Weakness

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weaknesses identified above, we have begun to develop remediation actions which include:

•Designing and implementing controls over program change management and the review and update of user access rights and privileges.
•Designing and implementing controls to formalize roles and review responsibilities in order to formalize and implement controls over segregation of duties across key financial systems.
•Designing and implementing computer operation and program development controls to ensure data integrity and that new software development is tested, authorized and implemented appropriately.
We believe that these actions, when fully designed and implemented, will remediate the material weaknesses. However, the material weaknesses will not be considered fully remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan Trading Arrangements

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
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
In addition, we have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities (the “Insider Trading Policy”) that applies to all directors, officers, and employees of the Company and its subsidiaries. With regard to the Company's trading in its own securities, it is the Company's policy to comply with the federal securities laws and the applicable exchange listing requirements. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities, as well as any listing standards, rules and regulations applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Information about our executive officers, directors, and all other remaining matters required to be disclosed in Item 10 “Directors, executive officers and corporate governance” appears under the “Executive Officers,” “Proposal No. 1 – Election of Directors,” “Board of Directors,” “Corporate Governance,” “Anti-Hedging and Pledging Policy,” and “Audit Committee Report” sections of our proxy statement for our 2025 annual meeting of stockholders, or our 2025 Proxy Statement, and is hereby incorporated by reference. We will file our 2025 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2025.
Item 11.    Executive compensation
Information about compensation of our named executive officers appears under the “Corporate Governance,” “Director Compensation,” “Executive Compensation,” and the “Pay versus Performance” sections of our 2025 Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under the "Director Compensation" section of our 2025 Proxy Statement and is hereby incorporated by reference. We will file our 2025 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2025.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
Securities authorized for issuance under equity compensation plans
The following table provides information as of March 31, 2025, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category:
Equity compensation plans approved by stockholders
2017 Plan	1,054,999	3.13	—
2018 Plan(1)	8,561,114	16.36	2,119,283
ESPP	—	—	3,405,175
Equity compensation plans not approved by stockholders	—	—	—
Total	9,616,113		5,524,458
_________________

(1)Includes 3,098,797 shares of common stock subject to outstanding restricted and performance stock units.

Information about security ownership of certain beneficial owners and management appears under the "Security Ownership of Certain Owners and Management" section of our 2025 Proxy Statement and is hereby incorporated by reference. We will file our 2025 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2025.
Item 13.    Certain relationships and related transactions, and director independence

Information about certain relationships and related transactions, and director independence appears under “Certain Relationships and Related Party Transactions” and “Corporate Governance” sections of our 2025 Proxy Statement and are hereby incorporated by reference. We will file our 2025 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2025.
Item 14.    Principal accountant fees and services
Information about the fees and services of our principal accountant, PricewaterhouseCoopers LLP, appears under the “Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm” section of our 2025 Proxy Statement and is hereby incorporated by reference. We will file our 2025 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2025.

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
For the Years Ended March 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Replimune Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

Accrued Research and Development Costs

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various research and development-related contracts with companies both inside and outside of the United States. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. The Company records accruals for estimated ongoing research costs. Within accrued expenses and other current liabilities, total accrued research and development costs amounted to $19.6 million as of March 31, 2025. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research organization or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made by management in determining the accrued balances at the end of any reporting period.

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
May 22, 2025
We have served as the Company’s auditor since 2018.

REPLIMUNE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2025	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$111,119	$74,457
Short-term investments	372,685	346,211
Research and development incentives receivable	3,725	4,922
Prepaid expenses and other current assets	8,351	8,077
Total current assets	495,880	433,667
Property, plant and equipment, net	13,739	10,483
Restricted cash	1,703	1,700
Other non-current assets	1,200	—
Right-to-use asset – operating leases	3,998	4,635
Right-to-use asset – financing leases	34,808	37,237
Total assets	$551,328	$487,722
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,463	$2,578
Accrued expenses and other current liabilities	45,916	33,981
Operating lease liabilities, current	1,184	1,161
Financing lease liabilities, current	2,799	2,718
Total current liabilities	62,362	40,438
Operating lease liabilities, non-current	3,076	3,771
Financing lease liabilities, non-current	22,729	23,410
Long term debt, net of discount	46,377	44,809
Other liabilities, non-current	941	786
Total liabilities	$135,485	$113,214
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2025 and March 31, 2024; 77,085,024 and 61,415,105 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	77	61
Additional paid-in capital	1,358,897	1,070,874
Accumulated deficit	(948,579)	(701,282)
Accumulated other comprehensive income	5,448	4,855
Total stockholders’ equity	415,843	374,508
Total liabilities and stockholders’ equity	$551,328	$487,722

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2025	2024
Operating expenses:
Research and development	$189,447	$174,963
Selling, general and administrative	72,180	59,810
Total operating expenses	261,627	234,773
Loss from operations	(261,627)	(234,773)
Other income (expense):
Research and development incentives	1,773	1,920
Investment income	21,120	23,356
Interest expense on finance lease liability	(2,118)	(2,163)
Interest expense on debt obligations	(5,775)	(4,497)
Other (expense) income	(202)	771
Total other income, net	14,798	19,387
Loss before income taxes	$(246,829)	$(215,386)
Income tax provision	468	408
Net loss	$(247,297)	$(215,794)
Net loss per common share, basic and diluted	$(3.07)	$(3.24)
Weighted average common shares outstanding, basic and diluted	80,564,147	66,569,894

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended March 31,
	2025	2024
Net loss	$(247,297)	$(215,794)
Other comprehensive loss:
Foreign currency translation gain (loss)	174	(826)
Net unrealized gain (loss) on short-term investments, net of tax of $0	419	(48)
Comprehensive loss	$(246,704)	$(216,668)
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2023	56,676,313	$57	$1,034,994	$(485,488)	$5,729	$555,292
Foreign currency translation adjustment	—	—	—	—	(826)	(826)
Unrealized gain on short-term investments	—	—	—	—	(48)	(48)
Exercise of pre-funded warrants	4,202,622	4	(4)	—	—	—
Exercise of stock options	164,221	—	1,759	—	—	1,759
Vesting of RSUs	371,949	—	—	—	—	—
Stock-based compensation expense	—	—	34,125	—	—	34,125
Net loss	—	—	—	(215,794)	—	(215,794)
Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	97,000	—	—	97,000
Issuance of common stock, net of issuance costs and underwriter fees	14,207,314	14	155,714	—	—	155,728
Foreign currency translation adjustment	—	—	—	—	174	174
Unrealized gain on short-term investments	—	—	—	—	419	419
Exercise of pre-funded warrants	739,225	1	(1)	—	—	—
Exercise of stock options	84,261	—	267	—	—	267
Vesting of RSUs	639,119	1	(1)	—	—	—
Stock-based compensation expense	—	—	35,044	—	—	35,044
Net loss	—	—	—	(247,297)	—	(247,297)
Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(247,297)	$(215,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,044	34,125
Depreciation and amortization	3,502	2,655
Net amortization of premiums and discounts on short-term investments	(8,947)	(12,326)
Noncash interest expense	1,568	1,161
Unrealized foreign currency transaction losses	(201)	(771)
Changes in operating assets and liabilities:
Research and development incentives receivable	1,303	(1,916)
Prepaid expenses and other current assets	(252)	(1,778)
Operating lease, right-of-use-asset	683	615
Finance lease, right-of-use-asset	2,428	2,428
Other non-current assets	(1,200)	—
Accounts payable	9,941	(2,794)
Accrued expenses and other current liabilities	11,743	9,234
Operating lease liabilities	(720)	(620)
Other non-current liabilities	155	314
Net cash used in operating activities	(192,250)	(185,467)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(6,687)	(5,662)
Purchase of short-term investments	(403,586)	(489,516)
Proceeds from sales and maturities of short-term investments	386,477	592,379
Net cash (used in) provided by investing activities	(23,796)	97,201
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting fees and offering costs	155,728	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	97,000	—
Proceeds from long-term debt	—	15,000
Principal payment of finance lease obligation	(599)	(476)
Proceeds from exercise of stock options	267	1,759
Net cash provided by financing activities	252,396	16,283
Effect of exchange rate changes on cash, cash equivalents and restricted cash	315	(86)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,665	(72,069)
Cash, cash equivalents and restricted cash at beginning of period	76,157	148,226
Cash, cash equivalents and restricted cash at end of period	$112,822	$76,157
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	4,198	$3,044
Cash paid for income taxes	105	300

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$171	$101

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
Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $247.3 million and $215.8 million for the years ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $948.6 million. The Company expects to continue to generate operating losses for the foreseeable future and to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, the amount of cash equivalents included in cash and cash equivalents totaled $89.9 million and $41.1 million, respectively.
Restricted cash
The Company holds restricted cash in segregated bank accounts in connection with a letter of credit. As of March 31, 2025 and 2024, restricted cash consisted of $1.7 million, respectively, held for the benefit of the landlords in connection with our leases and for the Company's credit card program in the United Kingdom. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.
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
No credit-related losses or impairments have been recognized on the Company's investments in available-for-sale debt securities during the years ended March 31, 2025 or 2024.
The Company’s short-term investments as of March 31, 2025 and 2024 had maturities of less than two years. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because they represent the investment of cash that is available for current operations.
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
Inventory
Prior to the regulatory approval of the Company’s product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. There were no capitalized inventory costs recorded as of March 31, 2025 and 2024.
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
The Company’s short-term investments and cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Furthermore, the carrying value of the Company’s long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.
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
Research and development incentives and receivable
The Company, through its subsidiary in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the program, a percentage of qualifying research and development expenses incurred by the Company’s subsidiary in the United Kingdom are reimbursed up to 16.2%.
Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.
The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income from research and development incentives of $1.8 million and $1.9 million during the years ended March 31, 2025 and 2024, respectively, in the consolidated statements of operations and a research and development incentives receivable of $3.7 million and $4.9 million as of March 31, 2025 and 2024, respectively, on the consolidated balance sheets.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2025, comprehensive loss included $0.4 million of unrealized gains on short-term investments, net of tax, as well as $0.2 million of foreign currency translation gains. For the year ended March 31, 2024, comprehensive loss included $0.8 million of foreign currency translation losses.
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
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands the disclosure requirements around significant expenses and other segment items, for entities with a single reportable segment, on an interim and annual basis. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended March 31, 2025. See Note 17 Segment Information in the accompanying notes to the consolidated financial statements for further detail.
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

In November 2024, the FASB issued ASU-2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the Consolidated Statements of Operations into specific categories. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Consolidated Financial Statement disclosures.
3.Fair value of financial assets and liabilities

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
3.    Fair value of financial assets and liabilities (Continued)
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$89,879	$—	$89,879
Short-term investments:
US Government Agency bonds	—	84,804	—	84,804
US Treasury bonds	—	287,881	—	287,881
	$—	$462,564	$—	$462,564

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$41,077	$—	$41,077
Short-term investments:
US Government Agency bonds	—	199,821	—	199,821
US Treasury bonds	—	146,390	—	146,390
	$—	$387,288	$—	$387,288
The underlying securities held in the money market funds held by the Company are all government backed securities. During the years ended March 31, 2025 and 2024, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Treasury bonds and U.S. Government Agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at March 31, 2025 and March 31, 2024.
4.Short-term investments
As of March 31, 2025 and 2024, the Company's available-for-sale investments by type, consisted of the following:

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$84,807	$15	$(18)	$—	$84,804
US Treasury bonds	287,570	334	(23)	$—	287,881
	$372,377	$349	$(41)	$—	$372,685

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$199,905	$33	$(117)	$—	$199,821
US Treasury bonds	146,417	11	(38)	—	146,390
	$346,322	$44	$(155)	$—	$346,211

As of March 31, 2025, available-for-sale securities consisted of investments that mature within one year, with the exception of certain U.S. Government agency bonds which had maturities between one and two years and an aggregate fair value of $24.8 million. As of March 31, 2024, available-for-sale securities consisted of investments that mature within one year.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

5.Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2025	March 31, 2024

Office equipment	$1,812	$1,464
Computer equipment	2,206	1,975
Plant and laboratory equipment	10,877	10,423
Leasehold improvements	2,504	1,886
Capitalized software	8,089	3,515
Construction in progress	1,650	1,117
	27,138	20,380
Less: Accumulated depreciation and amortization	(13,399)	(9,897)
	$13,739	$10,483
Depreciation and amortization expense was $3.5 million and $2.7 million for the years ended March 31, 2025 and 2024, respectively, and recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6.Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	March 31, 2024
Accrued research and development costs	$19,606	$16,376
Accrued compensation and benefits costs	20,080	13,906
Accrued professional fees	161	369
Other	6,069	3,330
	$45,916	$33,981

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
The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. As of March 31, 2025 and 2024, the amount accrued for the final payment was $1.0 million and $0.5 million, respectively.
Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.9 million and $1.2 million were recorded in other assets as of March 31, 2025 and 2024, respectively, related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the twelve months ended March 31, 2025 and 2024 was $5.8 million and $4.5 million, respectively.
The summary of obligations under the term loan as of March 31, 2025 and 2024 consisted of the following (in thousands):

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
7.    Long-term debt (Continued)

	March 31, 2025	March 31, 2024
Principal loan balance	$46,450	$45,749
Facility charge and diligence fee	(201)	(266)
Unamortized issuance costs	(901)	(1,191)
Accumulated end of term fee	1,029	517
Long term debt, net	$46,377	$44,809
The annual principal payments by fiscal year due under the Loan Agreement as of March 31, 2025 were as follows:

March 31, 2025
2026	—
2027	20,145
Thereafter	27,769
Total	$47,914
The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8.Stockholders’ Equity
Common stock
As of March 31, 2025 and 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	March 31, 2025	March 31, 2024
Stock options, issued and outstanding	10,214,878	8,652,256
Restricted and performance stock units	3,611,774	2,397,890
Stock options and restricted stock units, future issuance	2,119,283	2,284,141
Employee stock purchase plan, available for future grants	3,405,175	2,738,208
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	14,058,153	5,281,616
Total shares of common stock reserved for future issuance	33,906,607	21,851,455
Undesignated preferred stock
As of March 31, 2025 and 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2025 and 2024.
ATM program
On August 3, 2023, the the Company and Leerink Partners LLC (the "Current Agent") entered into a sales agreement, which was subsequently amended on May 16, 2024, and on November 25, 2024 (as so amended, the "2023 Sales Agreement").

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
During the years ended March 31, 2025 and 2024, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.
Equity offerings
On June 14, 2024, the Company completed a private placement transaction (the "Private Placement") pursuant to which the Company sold (a) 5,668,937 shares of the Company's common stock, at an offering price of $8.82, and (b) in lieu of common stock to certain investors, pre-funded warrants to purchase 5,669,578 shares of the Company's common stock at an offering price of $8.819 per warrant (the "June 2024 Pre-Funded Warrants"). The Company received aggregate net proceeds in the Private Placement of approximately $96.7 million after deducting placement agent fees and other offering expenses payable by the Company of approximately $3.3 million.
On November 25, 2024, the Company completed a public offering of (a) 8,538,377 shares of the Company’s common stock, inclusive of the Underwriters fully exercised 30-day option to purchase up to 1,615,377 additional shares of the Company's common stock at a public offering price of $13.00 per share, and (b) pre-funded warrants to purchase 3,846,184 shares of the Company’s common stock at a public offering price of $12.9999 per warrant (the "December 2024 Pre-Funded Warrants"). The Company received aggregate net proceeds of approximately $156.0 million after deducting fees and expenses of approximately $5.0 million.

9. Pre-funded Warrants
The Company's pre-funded warrants are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant (i) if such holder, together with its affiliates, would beneficially own more than 9.99% (or, in the case of the December 2024 Pre-Funded Warrants, 4.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise, or (ii) if the combined voting power of our securities beneficially owned by such holder, together with its affiliates, would exceed 9.99% (or, in the case of the December 2024 Pre-Funded Warrants, 4.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise of such pre-funded warrants, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants.. A holder of the June 2024 Pre-funded Warrants may increase or decrease this percentage to any other percentage not in excess of 9.99%, whereas a holder of the Company's other Pre-funded Warrants, may increase or decrease this percentage up to 19.99%, in each case, by providing at least 61 days’ prior notice to the Company.
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

During the year ended March 31, 2025, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.0001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock in exchange thereof.
10.Stock-based compensation
Stock-based compensation expense
The following table summarizes the classification of stock-based compensation expense in the consolidated statements of operations for the years ended March 31, 2025 and 2024 as follows:

	Year ended March 31,
	2025	2024
Research and development	$18,439	$14,745
Selling, general and administrative	16,605	19,380
	$35,044	$34,125
The following table summarizes stock-based compensation expense by award type for the years ended March 31, 2025 and 2024 as follows:

	Year ended March 31,
	2025	2024
Stock options	$19,885	$21,594
Restricted and performance stock units	15,159	12,531
	$35,044	$34,125
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
The Company’s 2017 Plan provides for the Company to grant incentive stock options or non-statutory stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. Incentive stock options were granted under the 2017 Plan only to the Company’s employees, including officers and directors who were also employees. Restricted stock awards and non-statutory stock options were granted under the 2017 Plan to employees, officers, members of the board of directors, advisors and consultants of the Company. The maximum number of common shares that may be issued under the 2017 Plan was 2,659,885, of which none remained available for future grants as of March 31, 2025. Shares with respect to which awards have expired, terminated, surrendered or cancelled under the 2017 Plan without having been fully exercised will be available for future awards under the 2018 Plan referenced below. In addition, shares of common stock that are tendered to

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.
2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2024, the number of shares reserved for issuance under the 2018 Plan automatically increased by 2,667,868 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2024. As of March 31, 2025, 2,119,283 shares remained available for future grants under the 2018 Plan.
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
In January 2024, the Board of Directors approved the award of PSUs, under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested upon the achievement of the approval of the Company's first Biologics Licnese Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense commences upon our determination that the related performance conditions are considered probable of being achieved. The Company granted 246,110 PSUs under the 2018 Plan during the year ended March 31, 2025. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is limited to 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2024, the number of shares reserved for issuance under the ESPP automatically increased by 666,967, for a total of 3,405,175 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.
Out-of-Plan Inducement Grant
From time to time, the Company grants equity awards to newly hired employees and executives as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and was issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the years ended March 31, 2025 and 2024, the Company granted 267,835 and 125,000 nonqualified stock options to purchase shares of the Company's common stock, respectively, and 404,030 and 83,330 restricted stock units, respectively, under employment inducement grants.
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions including the expected stock price volatility, the expected term of the option, the risk-free interest rate determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for a period that approximates the expected term of the option, and our expected dividend yield. The expected stock volatility is based on Replimune's historical share price volatility. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. For options with service-based vesting conditions, the expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options.
Forfeitures are accounted for as they occur. The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Year ended March 31,
	2025	2024
Risk-free interest rate	4.35%	3.75%
Expected term (in years)	6.0	6.0
Expected volatility	76.3%	74.2%
Expected dividend yield	0%	0%

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
Stock options
A summary of stock option activity under the Company’s equity incentive plans for the year ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	8,652,256	$16.94	6.61	$5,748
Granted	2,191,911	8.51
Exercised	(84,261)	3.17
Cancelled	(545,028)	17.33
Outstanding as of March 31, 2025	10,214,878	15.22	6.24	$10,652
Options exercisable as of March 31, 2025	6,704,895	$16.82	4.99	$7,059
Options vested and expected to vest as of March 31, 2025	10,214,878	$15.22	6.24	$10,652
As of March 31, 2025, there was $23.9 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the years ended March 31, 2025 and 2024 was $5.91 and $11.41, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2025 and 2024 was $0.5 million and $1.4 million, respectively.
Restricted and performance stock units
In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested upon the achievement of the approval of the Company’s first Biologics License Application (“BLA”) for RP1 by the Food and Drug Administration (“FDA”) no later than June 30, 2026. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of March 31, 2025, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company’s RSUs and PSUs during the year ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	2,397,890	$17.97
Granted	2,153,237	8.83
Vested	(639,119)	21.07
Cancelled	(300,234)	12.84
Outstanding as of March 31, 2025	3,611,774	$12.40
As of March 31, 2025, there was $28.3 million of total unrecognized compensation cost related to unvested restricted stock units which vest over time, which primarily will be recognized over a weighted-average period of 2.3 years. In addition, the Company has unrecognized expense of approximately $4.5 million related to performance based awards with vesting tied to the achievement of a company milestone.
11.Net loss per share

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
11.    Net loss per share (Continued)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year ended March 31,
	2025	2024
Numerator:
Net loss	$(247,297)	$(215,794)
Denominator:
Weighted average common shares outstanding, basic and diluted	80,564,147	66,569,894
Net loss per share, basic and diluted	$(3.07)	$(3.24)
The 14,058,153 shares of the Company's common stock issuable upon exercise of Pre-Funded Warrants described in Note 9 to these consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.

The Company’s potentially dilutive securities, which include stock options, unvested restricted and performance stock units and warrants to purchase shares of common stock that resulted from the conversion of warrants to purchase shares of seed preferred stock existing before the Company's IPO, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended March 31,
	2025	2024
Options to purchase common stock	10,214,878	8,652,256
Unvested restricted and performance stock units	3,611,774	2,397,890
Warrants to purchase common stock	497,344	497,344
	14,323,996	11,547,490

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
Roche
In December 2022, the Company entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to the Company's RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following the Company's re-prioritization of its product development portfolio in December 2023, the Company has agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has continued to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is not sharing costs following the Company's re-prioritization. Under the terms of the initial agreement the Company retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of its product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
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
During the years ended March 31, 2025 and 2024, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any offset to research and development expenses during the year ended March 31, 2025, and the Company recorded $2.7 million as an offset to research and development expenses during the years ended March 31, 2024. During the years ended March 31, 2025 and 2024, the Company received payments under the terms of the agreement from Roche of $1.8 million and $1.7 million, respectively. As of March 31, 2025, the Company had no receivables recorded from Roche in connection with this agreement. As of March 31, 2024, the Company had $1.8 million in receivables recorded from Roche.
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
The table below presents the lease-related costs which are included in the consolidated statements of operations for the years ended as of March 31, 2025 and 2024:

	Year ended March 31,
	2025	2024
Lease cost
Finance lease costs:
Amortization of right-to-use asset	$2,428	$2,428
Interest on lease liabilities	2,118	2,163
Operating lease costs	1,129	1,122
Total lease cost	$5,675	$5,713
The following table summarizes the classification of lease costs in the consolidated statement of operations for the years ended March 31, 2025 and 2024 as follows:

	Year ended March 31,
	2025	2024
Finance Lease Costs
Research and development	$2,428	$2,428
Other income, net	2,118	2,163
Operating Lease Costs
Research and development	877	911
Selling, general and administrative	252	211
Total lease cost	$5,675	$5,713

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and financing lease liabilities recognized on our balance sheet as of March 31, 2025:

	March 31, 2025
	Operating leases	Financing lease	Total
2026	$1,184	$2,799	$3,983
2027	1,149	2,883	4,032
2028	1,096	2,969	4,065
2029	1,013	3,058	4,071
2030	579	3,096	3,675
Thereafter	361	28,899	29,260
Total lease payments	5,382	43,704	49,086
Less: interest	1,122	18,176	19,298
Total lease liabilities	$4,260	$25,528	$29,788

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
13.    Commitments and contingencies (Continued)
The following table provides lease disclosure as of and for the year ended March 31, 2025:

	March 31, 2025	March 31, 2024
Leases
Right-to-use operating lease asset	$3,998	$4,635
Right-to-use finance lease asset	34,808	37,237
Total lease assets	$38,806	$41,872
Operating lease liabilities, current	$1,184	$1,161
Finance lease liabilities, current	2,799	2,718
Operating lease liabilities, non-current	3,076	3,771
Finance lease liabilities, non-current	22,729	23,410
Total lease liabilities	$29,788	$31,060
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,167	$1,059
Operating cash flows from finance leases	$2,118	$2,163
Financing cash flows from finance leases	$599	$476
Right-to-use asset obtained in exchange for new operating lease liabilities	$—	$0
Weighted-average remaining lease term – operating leases	4.7 years	5.6 years
Weighted-average remaining lease term – financing leases	14.3 years	15.3 years
Weighted-average discount rate – operating leases	10.4%	10.3%
Weighted-average discount rate – financing leases	8.3%	8.3%
The variable lease costs and short-term lease costs were insignificant for the years ended March 31, 2025 and 2024, respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2025 and 2024, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.9 million.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 or 2024.
Legal proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
14.    Benefit plans

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended March 31, 2025 and 2024, the Company made contributions totaling $2.4 million and $2.1 million, respectively, to the 401(k) Plan.
We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.
15.    Income taxes
Loss before income taxes for the years ended March 31, 2025 and 2024 were as follows:

	Year ended March 31,
	2025	2024
United States	(25,870)	(19,367)
United Kingdom	(220,959)	(196,019)
Total	$(246,829)	$(215,386)
During the year ended March 31, 2025 and 2024, the Company recorded an income tax provision of $0.5 million and $0.4 million, respectively, related to U.S. current taxes primarily due to the transfer pricing arrangement between the U.S. and the U.K., as well as unfavorable adjustments related to stock compensation, resulting in U.S. taxable income partially reduced by certain prior year available net operating losses and U.S. tax partially reduced by certain credits.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of March 31, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and, as such, the Company does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance was maintained as of March 31, 2025 and 2024.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended March 31, 2025 and 2024 is as follows:

	Year Ended March 31,
	2025	2024
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.5)%	(0.3)%
Research and development	(1.6)%	0.7%
Stock compensation	1.2%	3%
Foreign tax rate differential	(3.6)%	(3.6)%
Change in tax rates	0.4%	—%
Change in valuation allowance	24.3%	21.4%
Other	1.0%	0.0%
	0.2%	0.2%

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)
Components of the Company’s deferred tax assets as of March 31, 2025 and 2024 were as follows:

	Year Ended March 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$192,909	$141,911
Research and development credits	2,676	—
Property, plant and equipment	4,596	4,706
Capitalized start-up costs	1,014	1,199
Stock compensation	16,478	13,798
Accrued expenses	6,397	3,221
Lease liability	7,318	7,938
Other	—	39
Total deferred tax assets	231,388	172,812
Valuation allowance	(221,629)	(161,890)
Net deferred tax assets	9,759	10,922

Deferred tax liabilities:
Right of use asset	(9,698)	(10,922)
Other	(61)	—
Total deferred tax liabilities	(9,759)	(10,922)
Net deferred tax assets (liabilities)	$—	$—
As of March 31, 2025, the Company had U.S. federal operating loss carryforwards of approximately $15.9 million, which can be carried forward indefinitely subject to 80% limitation of taxable income when utilized. As of March 31, 2025, the Company had U.S. state net operating loss carryforwards of $54.4 million before gross unrecognized tax benefits from uncertain tax positions, which will begin to expire in 2040. As of March 31, 2025, the Company had U.K. net operating loss carryforwards of approximately $737.6 million, which can be carried forward indefinitely. Such U.S. federal and state, as well as U.K., net operating loss carryforwards are based on tax returns filed and does not reflect gross unrecognized tax benefits from uncertain tax positions in the U.S. and offsetting positions in the U.K. related to the transfer pricing arrangement between the U.S. and the U.K.
As of March 31, 2025, the Company had U.S. federal research and development credit carryforwards of approximately $5.4 million before gross unrecognized tax benefits from uncertain tax positions, which begin to expire in 2041. Additionally, the Company has state research and development credit carryforwards of approximately $1.5 million before gross unrecognized tax benefits from uncertain tax positions, which will begin to expire in 2036.
Utilization of the U.S. federal and state net operating loss as well as research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss as well as research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed a study through March 31, 2025 and determined that an ownership change occurred on July 19, 2018. Due to the ownership change, the utilization of certain net operating loss as well as research and development credit carryforwards to offset future taxable income and tax are limited; however, none of the net operating loss as well as research and development credits are expected to expire unutilized.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)
Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2025 and 2024 related primarily to the increase in net operating loss carryforwards were as follows:

	Year Ended March 31,
	2025	2024
Valuation allowance as of beginning of year	$161,890	$113,889
Increases recorded to income tax provision	59,848	45,941
(Decreases) increases recorded to equity	(109)	2,060
Valuation allowance as of end of year	$221,629	$161,890
Changes in the Company's gross unrecognized tax benefits from uncertain tax positions, excluding interest and penalties, consisted of the following:

	Year Ended March 31,
	2025	2024
Unrecognized tax benefits - beginning of year	$8,667	$8,757
Increases for tax positions taken during current years	921	—
Increases (decreases) for tax positions taken during prior years	855	(90)
Unrecognized tax benefits - end of year	$10,443	$8,667

The Company's unrecognized tax benefits primarily relate to the Company's transfer pricing arrangement between the U.S. and the U.K. and the impacts to the Company’s net operating loss as well as research and development credit carryforwards.

The Company's unrecognized tax benefits, if recognized, would not have a material impact to the Company's effective tax rate and income tax provision due to the Company's full valuation allowance.

As of March 31, 2025 and 2024, the Company had not accrued interest or penalties related to uncertain income tax positions.

The Company files U.S. federal and state as well as U.K. income tax returns. In the normal course of business, the Company is subject to examination by U.S. federal and state as well as U.K. jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to future U.S. federal income tax examination from 2021 to the present and in the U.K. from 2023 to the present. Although, carryforward attributes from earlier years may still be adjusted upon examination if they either have been used in an open year or will be used in a future period.
As of March 31, 2025 and 2024, income taxes on outside basis differences, primarily related to undistributed earnings, of the Company’s subsidiary have not been provided for as the Company intends to indefinitely reinvest its outside basis differences, and the undistributed earnings were in a cumulative and overall deficit.
16.    Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	March 31, 2025	March 31, 2024
United States	$12,820	$8,992
United Kingdom	919	1,491
	$13,739	$10,483

17. Segment Information

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
17.     Segment information (Continued)
The Company manages its operations as a single operating and reportable segment with a focus on developing and commercializing novel oncolytic immunotherapies in order to treat cancer. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed to analyze financial performance and make operating decisions. The Company’s Chief Operating Decision Maker ("CODM") is Sushil Patel, the Chief Executive Officer. The CODM reviews consolidated operating results, and uses the Company's consolidated net income (loss), in order to monitor actual results as compared to the budget, and to determine how best to allocate the Company's operating and capital resources, specifically as it relates to the Company's development programs.
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the years ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025	2024
Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	14,620	16,641
ARTACUS	6,934	6,198
CERPASS	7,276	16,165
IGNYTE-3	7,183	2,042
Other RP1 study costs	10,863	10,446
RP2	12,043	10,701
RP3	4,948	13,162
Unallocated research and development expenses¹:	125,580	99,608
Selling, general and administrative	72,180	59,810
Total operating expenses	261,627	234,773
Loss from operations	(261,627)	(234,773)
Other income (expense), net	14,798	$19,387
Loss before income taxes	$(246,829)	$(215,386)
Income tax provision	468	408
Net loss	(247,297)	(215,794)
1Includes personnel-related costs and other costs
1

Exhibit index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).	10-K	June 3, 2020	3.1
3.2	Amended and Restated By-laws of the Registrant.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4	Form of Pre-Funded Warrant (2019).	8-K	November 18, 2019	4.1
4.5	Form of Pre-Funded Warrant (2020).	8-K	June 10, 2020	4.1
4.6	Form of Pre-Funded Warrant (2022)	8-K	December 12, 2022	4.1
4.7	Form of Pre-Funded Warrant (June 2024)	8-K	June 13, 2024	4.1
4.8	Form of Pre-Funded Warrant (December 2024)	8-K/A	December 4, 2024	4.1
4.9	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 3, 2023	4.7
10.1†	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3†	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	10-K	May 19, 2022	10.3
10.4†	Form of Performance Stock Unit Award Agreement under 2018 Omnibus Incentive Compensation Plan for U.S. Employees.	10-K	May 16, 2024	10.4
10.5†	Form of Performance Stock Unit Award Agreement under 2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees.	10-K	May 16, 2024	10.5
10.6†	Form of Inducement Stock Option Grant Agreement.	10-K	May 16, 2024	10.6
10.7†	Form of Inducement Restricted Stock Unit Grant Agreement.	10-K	May 16, 2024	10.7
10.8†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.16	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.17	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.18	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	10-Q	August 7, 2020	10.3
10.19‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.20‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.21	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.22	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.24	Clinical Trial Collaboration and Supply Agreement (RP-2), dated as of April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.	10-K	June 3, 2020	10.22
10.25	Lease Agreement, dated as of October 29, 2021, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-Q	February 3, 2022	10.3
10.26*	Lease Agreement, dated as of March 23, 2023, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-K	May 18, 2023	10.34
10.28	Second Amendment to Loan and Security Agreement, dated as of December 22, 2023, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules	10-Q	February 8, 2024	10.1
10.29†	Employment Agreement, dated as of December 1, 2022, by and between Konstantinos Xynos and Replimune, Inc.	10-Q	February 9, 2023	10.2
10.30†	Amendment to Amended and Restated Employment Agreement, dated as of December 30, 2022, by and between Sushil Patel and Replimune, Inc.	10-Q	February 9, 2023	10.3
10.31†	Employment Agreement, dated as of December 30, 2022, by and between Christopher Sarchi and Replimune, Inc.	10-Q	February 9, 2023	10.4
10.32†	Employment Agreement, dated as of August 31, 2023, by and between Emily Hill and Replimune, Inc.	10-Q	November 7, 2023	10.1
10.33†	Second Amended and Restated Employment Agreement, dated as of March 25, 2024, by and between Replimune, Inc. and Sushil Patel.	10-K	May 16, 2024	10.33
10.34†	Second Amended and Restated Employment Agreement, dated as of March 25, 2024, by and between Replimune, Inc. and Philip Astley-Sparke.	10-K	May 16, 2024	10.34
10.35†	Separation and Transition Agreement, dated as of March 25, 2024, by and between Robert Coffin and Replimune, Inc.	10-K	May 16, 2024	10.35
10.36†	Consulting Agreement, dated as of March 25, 2024, by and between Robert Coffin and Replimune, Inc.	10-K	May 16, 2024	10.36
10.37†	Separation Agreement and Release, dated as of May 18, 2023 by and between Jean Franchi and Replimune, Inc.	10-Q	August 3, 2023	10.2
10.39†	Separation Agreement and Release, dated as of March 26, 2024, by and between Pamela Esposito and Replimune, Inc.	10-K	May 16, 2024	10.39
10.40†	Consulting Agreement, dated as of March 26, 2024, by and between Pamela Esposito and Replimune, Inc.	10-K	May 16, 2024	10.40
10.41†	Separation Agreement and Release, dated as of March 31, 2024, by and between Tanya Lewis and Replimune, Inc.	10-K	May 16, 2024	10.41
10.42†	Consulting Agreement, dated as of March 31, 2024, by and between Tanya Lewis and Replimune, Inc.	10-K	May 16, 2024	10.42
10.43†	Form of U.K. Inducement Stock Option Grant Agreement	10-Q	November 12, 2024	10.1
10.44†	Form of U.K. Inducement Restricted Stock Unit Grant Agreement	10-Q	November 12, 2024	10.2
10.45†	Executive Severance Plan for Chief-Level Executives	10-Q	November 12, 2024	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.46	Securities Purchase Agreement, dated June 12, 2024, by and among Replimune Group, Inc. and each of the investors as party thereto	8-K	June 13, 2024	10.1
10.47	Form of Registration Rights Agreement	8-K	June 13, 2024	10.2
10.48	Registration Rights Agreement, dated March 5, 2025, by and among Replimune Group, Inc. and 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	March 7, 2025	10.1
19.1*	Replimune Group, Inc. Amended and Restated Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
97*	Replimune Group, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

REPLIMUNE GROUP, INC.
Date: May 22, 2025	By:	/s/ SUSHIL PATEL
Sushil Patel Chief Executive Officer and Director

POWER OF ATTORNEY
Each person whose individual signature appears below hereby constitutes and appoints Sushil Patel and Emily Hill, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ SUSHIL PATEL	Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2025
Sushil Patel
/s/ EMILY HILL	Chief Financial Officer, (Principal Financial Officer)	May 22, 2025
Emily Hill
/s/ ANDREW SCHWENDENMAN	Chief Accounting Officer, (Principal Accounting Officer)	May 22, 2025
Andrew Schwendenman
/s/ PHILIP ASTLEY-SPARKE	Director	May 22, 2025
Philip Astley-Sparke
/s/ KAPIL DHINGRA	Director	May 22, 2025
Kapil Dhingra
/s/ MADHAVAN BALACHANDRAN	Director	May 22, 2025
Madhavan Balachandran
/s/ CHRISTY OLIGER	Director	May 22, 2025
Christy Oliger
/s/ PAOLO PUCCI	Director	May 22, 2025
Paolo Pucci
/s/ JOSEPH SLATTERY	Director	May 22, 2025
Joseph Slattery
/s/ VELEKA PEEPLES-DYER	Director	May 22, 2025
Veleka Peeples-Dyer
/s/ DIETER WEINAND	Director	May 22, 2025
Dieter Weinand
/s/ MICHAEL GOLLER	Director	May 22, 2025
Michael Goller