Form 10-Q
period 2025-06-30
Replimune Group, Inc.
filed 2025-08-07
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 4, 2025 was 78,055,846.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$97,373	$111,119
Short-term investments	305,967	372,685
Research and development incentives receivable	1,843	3,725
Prepaid expenses and other current assets	8,188	8,351
Total current assets	413,371	495,880
Property, plant and equipment, net	14,679	13,739
Research and development incentives receivable, non-current	431	—
Restricted cash	1,707	1,703
Other non-current assets	1,200	1,200
Right-of-use asset - operating leases	3,918	3,998
Right-of-use asset - financing leases	34,201	34,808
Total assets	$469,507	$551,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,483	$12,463
Accrued expenses and other current liabilities	40,041	45,916
Operating lease liabilities, current	1,220	1,184
Financing lease liabilities, current	2,820	2,799
Total current liabilities	59,564	62,362
Operating lease liabilities, non-current	2,953	3,076
Financing lease liabilities, non-current	22,542	22,729
Long term debt, net of discount	46,792	46,377
Other liabilities, non-current	941	941
Total liabilities	$132,792	$135,485
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2025 and March 31, 2025; 77,807,174 and 77,085,024 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	78	77
Additional paid-in capital	1,367,668	1,358,897
Accumulated deficit	(1,035,272)	(948,579)
Accumulated other comprehensive income	4,241	5,448
Total stockholders' equity	336,715	415,843
Total liabilities and stockholders' equity	$469,507	$551,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Operating expenses:
Research and development	$57,843	$42,972
Selling, general and administrative	32,579	14,395
Total operating expenses	90,422	57,367
Loss from operations	(90,422)	(57,367)
Other income (expense):
Research and development incentives	420	438
Investment income	4,714	4,711
Interest expense on finance lease liability	(521)	(534)
Interest expense on debt obligations	(1,475)	(1,426)
Other income (expense)	591	406
Total other income (expense), net	3,729	3,595
Net loss	$(86,693)	$(53,772)
Net loss per common share, basic and diluted	$(0.95)	$(0.78)
Weighted average common shares outstanding, basic and diluted	91,516,199	69,185,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net loss	$(86,693)	$(53,772)
Other comprehensive loss:
Foreign currency translation loss	(938)	(432)
Net unrealized loss on short-term investments, net of tax of $0	(269)	(99)
Comprehensive loss	$(87,900)	$(54,303)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843
Foreign currency translation adjustment	—	—	—	—	(938)	(938)
Unrealized loss on short-term investments	—	—	—	—	(269)	(269)
Exercise of stock options	966	—	8	—	—	8
Vesting of RSUs	721,184	1	1	—	—	2
Stock-based compensation expense	—	—	8,762	—	—	8,762
Net loss	—	—	—	(86,693)	—	(86,693)
Balances as of June 30, 2025	77,807,174	78	1,367,668	(1,035,272)	4,241	336,715

Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,668,937	6	48,198	—	—	48,204
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Unrealized loss on short-term investments	—	—	—	—	(99)	(99)
Exercise of pre-funded warrants	739,225	1	—	—	—	1
Exercise of stock options	22,860	—	66	—	—	66
Vesting of RSUs	463,841	—	—	—	—	—
Stock-based compensation expense	—	—	9,475	—	—	9,475
Net loss	—	—	—	(53,772)	—	(53,772)
Balances as of June 30, 2024	68,309,968	68	1,177,113	(755,054)	4,324	426,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,693)	$(53,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,762	9,475
Depreciation and amortization	873	736
Operating lease, right-of-use-asset amortization	185	164
Finance lease, right-of-use-asset amortization	607	607
Net amortization of premiums and discounts on short-term investments	(1,339)	(2,788)
Noncash interest expense	415	383
Unrealized foreign currency transaction losses (gains)	591	(406)
Changes in operating assets and liabilities:
Research and development incentives receivable	1,631	(437)
Prepaid expenses and other current assets	234	1,817
Accounts payable	3,765	(1,615)
Accrued expenses and other current liabilities	(5,536)	(3,160)
Operating lease liabilities	(195)	(171)
Other non-current liabilities	(316)	—
Net cash used in operating activities	(77,016)	(49,167)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,740)	(1,669)
Purchase of short-term investments	(37,581)	(105,475)
Proceeds from sales and maturities of short-term investments	105,369	136,910
Net cash provided by investing activities	65,048	29,766
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees and offering costs	—	48,204
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	—	48,500
Principal payment of finance lease obligation	(166)	(134)
Proceeds from exercise of stock options and pre-funded warrants	8	67
Net cash (used in) provided by financing activities	(158)	96,637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,616)	(35)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,742)	77,201
Cash, cash equivalents and restricted cash at beginning of period	112,822	76,157
Cash, cash equivalents and restricted cash at end of period	$99,080	$153,358

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	1,059	1,052

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	645	87
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business

Replimune Group, Inc. (the “Company”) is a clinical-stage biotechnology company with the mission to transform cancer treatment by pioneering the development of a novel portfolio of oncolytic immunotherapies. The Company's proprietary oncolytic immunotherapy product candidates are intended to maximally activate the immune system against cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned, direct and indirect subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); Replimune Securities Corporation; and Replimune (Ireland) Limited.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, third-party intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
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

Basis of presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $86.7 million and $53.8 million for the three months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $1,035.3 million. The Company expects to continue to generate operating losses for the foreseeable future and to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operations through at least 12 months from the issuance of these consolidated financial statements, which includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. These estimates are based on assumptions that may prove to be wrong, including the assumption that the development of RP1 will remain viable, and the Company could utilize its available capital resources sooner than expected.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and consolidated statements of stockholders’ equity for the three months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations for the three months ended June 30, 2025 and 2024 and its cash flows for the three months ended June 30, 2025 and 2024. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2025 and 2024 are unaudited. The results for the three months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending March 31, 2026, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the Securities and Exchange Commission on May 22, 2025 (the "Annual Report").
During the three months ended June 30, 2025, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. This ASU is effective for the Company's annual filing for the year ended March 31, 2026. As this accounting standard only impacts disclosures, it will not have a material impact on the Company's consolidated financial statements.
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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$90,758	$—	$90,758
Short-term investments
US Government Agency bonds	—	58,497	—	58,497
US Treasury bonds	—	247,470	—	247,470
	$—	$396,725	$—	$396,725

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$89,879	$—	$89,879
Short-term investments
US Government Agency bonds	—	84,804	—	84,804
US Treasury bonds	—	287,881	—	287,881
	$—	$462,564	$—	$462,564
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three months ended June 30, 2025 and 2024, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at June 30, 2025 and March 31, 2025.
4. Short-term investments
As of June 30, 2025 and March 31, 2025, the Company's available-for-sale investments by type consisted of the following:

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$58,523	$—	$(26)	$—	$58,497
US Treasury bonds	247,405	116	(51)	—	247,470
Total	$305,928	$116	$(77)	$—	$305,967

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	84,807	15	(18)	$—	84,804
US Treasury bonds	287,570	334	(23)	—	287,881
Total	$372,377	$349	$(41)	$—	$372,685

As of June 30, 2025 and March 31, 2025, available-for-sale securities consisted of investments that mature within one year.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2025	March 31, 2025
Office equipment	$1,882	$1,812
Computer equipment	2,441	2,206
Plant and laboratory equipment	11,956	10,877
Leasehold improvements	2,504	2,504
Capitalized software	9,302	8,089
Construction in progress	866	1,650
Total property, plant and equipment	28,951	27,138
Less: Accumulated depreciation	(14,272)	(13,399)
Property, plant and equipment, net	$14,679	$13,739
Depreciation and amortization expense was $0.9 million for the three months ended June 30, 2025 and $0.7 million for the three months ended June 30, 2024. Amortization on capitalized software for the three months ended June 30, 2025 was $0.3 million. Amortization of capitalized software for the three months ended June 30, 2024 was immaterial. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Accrued research and development costs	$22,202	$19,606
Accrued compensation and benefits costs	12,671	20,080
Accrued professional fees	298	161
Other	4,870	6,069
Total accrued expenses and other current liabilities	$40,041	$45,916

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

A second amendment was made to the Loan Agreement (the "Second Amendment") on December 22, 2023 (the "closing date") pursuant to which the Company agreed to draw a term loan advance in an aggregate principal amount not less than $15.0 million, provided that the aggregate amount of the term loan advances made under tranche 2 do not exceed $15.0 million on or prior to December 31, 2023. The Second Amendment re-allocated the total future consideration of the

Loan Agreement to the future tranches extending through September 2026, subject to the terms and conditions of the Loan Agreement. The Second Amendment did not change the total aggregate maximum principal amount to be drawn under the Loan Agreement, which remains as up to $200.0 million. Upon closing of the Second Amendment, the Company drew down the tranche 2 amount of $15.0 million.

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $1.2 million as of June 30, 2025 and $1.0 million as of March 31, 2025.

Unamortized debt issuance costs and deferred financing costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. Unamortized debt issuance costs and deferred financing costs of $1.0 million and $1.1 million were recorded in other assets as of June 30, 2025 and March 31, 2025, respectively. Interest expense for the three months ended June 30, 2025 was $1.5 million, and $1.4 million for the three months ended June 30, 2024.

The summary of obligations under the term loan as of June 30, 2025 and March 31, 2025 consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Principal loan balance	$46,626	$46,450
Facility charge and diligence fee	(182)	(201)
Unamortized issuance costs	(815)	(901)
Accumulated end of term fee	1,163	1,029
Long term debt, net of discount	$46,792	$46,377

The annual principal payments due under the Loan Agreement as of fiscal June 30, 2025 and March 31, 2025 were as follows:

	June 30, 2025	March 31, 2025
2026	—	—
2027	20,145	20,145
2028	27,769	27,769
Total	$47,914	$47,914

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8 Stockholders’ equity
Common stock
As of June 30, 2025 and March 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	June 30, 2025	March 31, 2025
Stock options, issued and outstanding	12,273,997	10,214,878
Restricted and performance stock units	5,231,911	3,611,774
Stock options and restricted stock units, future issuance	1,733,799	2,119,283
Employee stock purchase plan, available for future grants	4,102,399	3,405,175
Pre-IPO warrants to purchase common stock	497,344	497,344
Pre-funded warrants	14,058,153	14,058,153
Total shares of common stock reserved for future issuance	37,897,603	33,906,607
Undesignated preferred stock
As of June 30, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2025.
ATM program
On August 3, 2023, the Company and Leerink Partners LLC (the "Agent") entered into a sales agreement, which was subsequently amended on May 16, 2024, November 25, 2024 and May 22, 2025 (as so amended, the "2023 Sales Agreement"). Under the 2023 Sales Agreement, the Company may sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of the Company's common stock, $0.001 par value shares (the "Shares"), through the Agent, as the Company's sales agent.
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on May 22, 2025, as may be amended from time to time, for an offering of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
Subject to the terms of the 2023 Sales Agreement, the Agent will use reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of the Shares. The Company has also agreed to provide the Agent with customary indemnification rights.

During the three months ended June 30, 2025, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any Shares pursuant to the 2023 Sales Agreement.
Equity offerings
On June 14, 2024, the Company completed a private placement transaction (the "Private Placement") pursuant to which the Company sold (a) 5,668,937 shares of the Company's common stock, at an offering price of $8.82, and (b) in lieu of common stock to certain investors, pre-funded warrants to purchase 5,669,578 shares of the Company's common stock at an offering price of $8.819 per pre-funded warrant (the "June 2024 Pre-funded Warrants"). The Company received aggregate net proceeds in the Private Placement of approximately $96.7 million after deducting placement agent fees and other offering expenses payable by the Company of approximately $3.3 million.
On November 25, 2024, the Company completed a public offering of (a) 8,538,377 shares of the Company’s common stock, inclusive of the underwriters fully exercised 30-day option to purchase up to 1,615,377 additional shares of the Company's common stock at a public offering price of $13.00 per share, and (b) pre-funded warrants to purchase 3,846,184 shares of the Company’s common stock at a public offering price of $12.9999 per pre-funded warrant (the "December 2024 Pre-Funded Warrants"). The company received aggregate net proceeds of approximately $156.0 million after deducting fees and expenses of approximately $5.0 million.
9 Pre-funded Warrants
The Company's pre-funded warrants are exercisable at any time after the date of issuance. Unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant (i) if such holder, together with its affiliates, would beneficially own more than 9.99% (or, in the case of the December 2024 Pre-Funded Warrants, 4.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, or (ii) if the combined voting power of our securities beneficially owned by such holder, together with its affiliates, would exceed 9.99% (or, in the case of the December 2024 Pre-Funded Warrants, 4.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise of such pre-funded warrants, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. A holder of the June 2024 Pre-funded Warrants may increase or decrease this percentage to any other percentage not in excess of 9.99%, whereas a holder of the Company's other Pre-funded Warrants, may increase or decrease this percentage up to 19.99%, in all cases, by providing at least 61 days’ prior notice to the Company.
The 14,058,153 shares of the Company's common stock underlying the pre-funded warrants issued by the Company are not included in the number of issued and outstanding shares of the Company’s common stock as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as described in Note 10, as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as described below in Note 11.
During the three months ended June 30, 2025, there were no exercises of pre-funded warrants. During the year ended March 31, 2025, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock in exchange thereof.
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,
	2025	2024
Research and development	$4,689	$4,226
Selling, general and administrative	4,073	5,249
	$8,762	$9,475

     The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Stock options	$4,137	$5,733
Restricted and performance stock units	4,625	3,742
	$8,762	$9,475
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants as of March 31, 2025, as described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2025, the number of shares reserved for issuance under the 2018 Plan automatically increased by 3,645,727 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2025. As of June 30, 2025, 1,733,799 shares remained available for future grants under the 2018 Plan.
The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plan is determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024 the Board of Directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested, if at all, upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company granted 246,110 PSUs under the 2018 Plan during the three months ended June 30, 2024. As more fully described in Note 18, the Company has received a CRL from the FDA with respect to the Company's first BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. If the Company does not achieve the approval of the Company's first BLA for RP1 before June 30, 2026 then no PSU will be earned or vested.
Employee Stock Purchase Plan

On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2025, the number of shares reserved for issuance under the ESPP automatically increased by 697,224, for a total of 4,102,399 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and have been issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the three months ended June 30, 2025 and 2024, the Company granted 156,895 and 75,000 nonqualified stock options to purchase shares of the Company's common stock, and 240,960 and 50,000 restricted stock units under employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2025	2024
Risk-free interest rate	3.97%	4.43%
Expected term (in years)	6.0	6.0
Expected volatility	76.3%	76.3%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	10,214,878	$15.22	6.24	$10,652
Granted	2,104,259	$8.40
Exercised	(966)	$8.42
Cancelled	(44,174)	$15.24
Outstanding as of June 30, 2025	12,273,997	$14.05	6.61	$11,170
Options exercisable as of June 30, 2025	7,574,723	$16.17	5.13	$7,511
Options vested and expected to vest as of June 30, 2025	12,273,997	$14.05	6.61	$11,170
As of June 30, 2025, there was $31.7 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.8 years.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2025 and 2024 was $5.80 and $5.37, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2025 was immaterial. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2024 was $0.1 million.
Restricted and performance stock units
The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date.
In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested, if at all, upon the achievement of the approval of the Company’s first BLA for RP1 by the FDA no later than June 30, 2026. As more fully described in Note 18, the Company has received a CRL from the FDA with respect to the Company’s first BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. If the Company does not achieve the approval of the Company's first BLA for RP1 before June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of June 30, 2025, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company's RSUs and PSUs during the three months ended June 30, 2025 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	3,611,774	12.40
Granted	2,399,669	8.39
Vested	(721,184)	16.16
Cancelled	(58,348)	10.26
Outstanding as of June 30, 2025	5,231,911	$10.07
As of June 30, 2025, there was $43.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.9 years. In addition, unrecognized compensation costs related to performance based awards tied to the achievement of a company milestone account for approximately $4.4 million. The performance based awards will vest upon achievement of the performance milestone.
11 Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(86,693)	$(53,772)
Denominator:
Weighted average common shares outstanding, basic and diluted	91,516,199	69,185,885
Net loss per share, basic and diluted	$(0.95)	$(0.78)
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

	Three Months Ended June 30,
	2025	2024
Options to purchase common stock	12,273,997	10,157,054
Unvested restricted and performance stock units	5,231,911	3,370,183
Warrants to purchase common stock	497,344	497,344
	18,003,252	14,024,581

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
In December 2022, the Company entered into a Master Clinical Trial Collaboration and Supply Agreement with Roche in relation to the Company's RP2 and RP3 programs in colorectal cancer, or CRC, and hepatocellular carcinoma, or HCC. Under the agreement, the companies intended to collaborate in 30 patient cohort signal finding studies in third-line, or 3L, CRC and in first- and second-line, or 1L and 2L, respectively, HCC. Following the Company's re-prioritization of its product development portfolio in December 2023, the Company agreed with Roche to terminate the CRC collaboration and pursue the 2L cohort in HCC with RP2 only. Roche has continued to supply its currently approved drugs, atezolizumab and bevacizumab for the 2L cohort in HCC but is not sharing costs following the Company's re-prioritization. Under the terms of the agreement the Company retained the responsibility of operating the clinical trials as well as retaining all the rights to the development and commercialization of its product candidates. The agreement may be terminated by either party upon sixty days prior written notice to the other party.
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
During the three months ended June 30, 2025 and 2024, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any costs as an offset to research and development expenses during the three months ended June 30, 2025 and 2024. During the three months ended June 30, 2025 and 2024, the Company received payments under the terms of the agreement from Roche of $0.0 million and $1.8 million, respectively. As of June 30, 2025 and March 31, 2025, no receivables were recorded from Roche in connection with this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$607	$607
Interest on lease liabilities	521	534
Operating lease costs	288	281
Total lease cost	$1,416	$1,422
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,
	2025	2024
Finance Lease Costs
Research and development	$607	$607
Other income (expense)	521	534
Operating Lease Costs
Research and development	223	229
Selling, general and administrative	65	52
Total lease cost	$1,416	$1,422
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of June 30, 2025:

	June 30, 2025
	Operating leases	Financing lease	Total
2026 (remaining nine months)	$915	$2,111	$3,026
2027	1,180	2,883	4,063
2028	1,124	2,969	4,093
2029	1,034	3,058	4,092
2030	601	3,096	3,697
Thereafter	382	28,899	29,281
Total lease payments	5,236	43,016	48,252
Less: interest	1,063	17,654	18,717
Total lease liabilities	$4,173	$25,362	$29,535
The following table provides lease disclosure as of June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Leases
Right-of-use operating lease asset	$3,918	$3,998
Right-of-use finance lease asset	34,201	34,808
Total lease assets	$38,119	$38,806

Operating lease liabilities, current	$1,220	$1,184
Finance lease liabilities, current	2,820	2,799
Operating lease liabilities, non-current	2,953	3,076
Finance lease liabilities, non-current	22,542	22,729
Total lease liabilities	$29,535	$29,788
The following table provides lease disclosure for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$299		$152
Operating cash flows from finance leases	$521		$534
Financing cash flows from finance leases	$166		$134
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	4.5	years	5.6	years
Weighted-average remaining lease term - financing leases	14.1	years	15.3	years
Weighted-average discount rate - operating leases	10.5%		10.3%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three months ended June 30, 2025 and 2024.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2025 and March 31, 2025, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.8 million, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 or March 31, 2025.
Legal proceedings
On July 24, 2025 a class action complaint alleging violations of the federal securities laws was filed against the Company in the United States District Court for the District of Massachusetts. The complaint was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025. The Company denies any wrongdoing and will vigorously defend this action.

15 Income taxes

The Company did not record an income tax provision for the three months ended June 30, 2025 or 2024 as a result of a forecasted United States and United Kingdom losses for the respective years.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income and prudent feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2025 and March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	June 30, 2025	March 31, 2025
United States	$13,535	$12,820
United Kingdom	1,144	919
	$14,679	$13,739

17 Segment information
The Company manages its operations as a single operating and reportable segment with a focus on developing and commercializing novel oncolytic immunotherapies in order to treat cancer. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed to analyze financial performance and make operating decisions. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM reviews consolidated operating results, and uses the Company's loss from operations and consolidated net income (loss), in order to monitor actual results as compared to the budget, and to determine how best to allocate the Company's operating and capital resources, specifically as it relates to the Company's development programs.
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	3,452	3,904
ARTACUS	1,619	1,438
CERPASS	1,208	1,953
IGNYTE-3	4,861	862
Other RP1 study costs	4,422	3,502
RP2	3,875	2,083
RP3	857	1,304
Unallocated research and development expenses¹:	37,549	27,926
Selling, general and administrative	32,579	14,395
Total operating expenses	90,422	57,367
Loss from operations	(90,422)	(57,367)
Other income (expense), net	3,729	$3,595
Net loss	(86,693)	(53,772)
1Includes personnel-related costs and other costs
1

18 Subsequent Events
On July 22, 2025, the Company announced that the FDA issued a Complete Response Letter ("CRL") regarding the BLA for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of advanced melanoma. The FDA stated in the CRL that it is unable to approve the application in its present form and that the IGNYTE trial is not considered to be an adequate and well-controlled clinical investigation that provides substantial evidence of effectiveness, including contribution of components. Furthermore, the FDA said the trial cannot be adequately interpreted due to the heterogeneity of the patient population. The CRL also states that there are items related to the confirmatory trial study design which need to be addressed, including contribution of components. No safety issues were raised.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with added payloads intended to maximize immunogenic cell death and induce a systemic anti-tumor immune response. The RPx platform is intended to ignite local activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to then activate a strong and durable systemic response. Our product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

We are conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with a focus on establishing a major skin cancer franchise, assuming approval of our product candidates by the U.S. Food and Drug Administration, or the FDA, and similar applicable foreign regulatory agencies.

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

In November 2024, we announced submission of a biologics license application, or BLA, to the FDA for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen and that the FDA has granted Breakthrough Therapy designation to RP1 in combination with nivolumab in the same setting. The submission was made under the accelerated approval pathway. The FDA accepted our BLA and granted priority review with a Prescription Drug User Fee Act, or PDUFA, goal date of July 22, 2025. On July 21, 2025 the FDA issued a complete response letter, or CRL, for the RP1 BLA for the treatment of advanced melanoma. The FDA states in the CRL that it is unable to approve the application in its present form and that the IGNYTE trial is not considered to be an adequate and well-controlled clinical investigation that provides substantial evidence of effectiveness, including contribution of components. Furthermore, the FDA said the trial cannot be adequately interpreted due to the heterogeneity of the patient population.

We plan to interact with the FDA in an attempt to find a path forward, including potentially pursuing a Type A meeting with the FDA, for the timely accelerated approval of RP1 in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen. If we are unable to reach a timely and mutually agreeable path forward with the FDA with respect to the scope, design, implementation and timing for the potential approval for RP1 in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen, we might not be able to continue the development of RP1 for this indication, if at all, and it may require us to implement a restructuring plan and review the priorities across the RPx portfolio.

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

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, or BCC, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. Enrollment remains open in this cohort.

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

We continue our signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. This Phase 2 clinical trial is currently open and enrollment is underway. We anticipate releasing preliminary HCC data in the first half of 2026.

We are also planning to open a cohort in our RP2 study to enroll patients with biliary tract cancer, or BTC, and dose RP2 in combination with durvalumab. This cohort is expected to enroll the first patient in the second half of 2025.

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
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have incurred significant operating losses and we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent, proceeds from borrowing under secured loan facilities. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.
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
Our net losses were $86.7 million and $53.8 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,035.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will fluctuate from period to period depending upon the Company's development programs and priorities. We expect to continue to incur costs and expenses in the future and our expenses may increase if and as we:
•continue to conduct our current and future clinical trials;
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
As of June 30, 2025, we had cash and cash equivalents and short-term investments of $403.3 million. Based on our current operating plan including the commercialization of RP1 in the near term, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements included in this Quarterly Report.
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
•expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture raw materials and supplies for our product candidates and their manufacturing, packaging and labeling;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment in, and the initiation of, additional clinical trials, as well as the continued discovery and development of additional product candidates. However, if we determine that the continued development of RP1 is not viable, our outlook and plans may be uncertain and the impact on our research and development expenses will also be uncertain. At this time the ability to fund and successfully develop, and commercialize, if approved, our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•to what extent we are able to reach a mutually agreeable path forward with the FDA with respect to the scope, design, implementation and timing of an approval for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen the scope, rate of progress, expense and results of our ongoing clinical trials, as well as future clinical trials or other product candidates and other research and development activities that we may conduct;
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
•the commercialization of our product candidates, if and when approved and the timing of such approval;
•the acceptance of our product candidates, if approved, by patients, the medical community, and third-party payors;
•our ability to successfully develop our product candidates for use in combination with third-party products or product candidates;
•negative developments in the field of immuno-oncology;
•competition with other products; and

•significant and changing government regulation and regulatory guidance and the views and implementation of such regulation and guidance from the leadership of the applicable regulatory agencies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, to modify the clinical design of any of our clinical trials as contemplated in the CRL or otherwise, if we experience significant trial delays due to patient enrollment or other reasons, we could be required to expend significant additional financial resources and time on the completion of clinical development. We may never succeed in obtaining regulatory approval for any of our product candidates.
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

We expect that our selling, general and administrative expenses will continue to increase in the future as we increase our selling, general and administrative headcount to support our continued research and development and pre-launch activities to prepare for potential commercialization of our product candidates. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs. If we determine that the continued development of RP1 is not viable, we expect that our selling, general and administrative expenses will decrease but to what extent we are uncertain.
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
Other income (expense)
Other income (expense) consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended June 30, 2025 and 2024, the Company excluded the United States and the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2025 and March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended June 30, 2025 and 2024
The following chart summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$57,843	$42,972	$14,871
Selling, general and administrative	32,579	14,395	18,184
Total operating expenses	90,422	57,367	33,055
Loss from operations	(90,422)	(57,367)	(33,055)
Other income (expense):
Research and development incentives	420	438	(18)
Investment income	4,714	4,711	3
Interest expense on finance lease liability	(521)	(534)	13
Interest expense on debt obligations	(1,475)	(1,426)	(49)
Other income (expense)	591	406	185
Total other income (expense), net	3,729	3,595	134
Net loss	$(86,693)	$(53,772)	$(32,921)
Research and development expenses
Research and development expenses for the three months ended June 30, 2025 were $57.8 million, compared to $43.0 million for the three months ended June 30, 2024. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	3,452	3,904	(452)
ARTACUS	1,619	1,438	181
CERPASS	1,208	1,953	(745)
IGNYTE-3	4,861	862	3,999
Other RP1 study costs	4,422	3,502	920
Total RP1 costs	15,562	11,659	3,903
RP2	3,875	2,083	1,792
RP3	857	1,304	(447)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	27,324	21,786	5,538
Other	10,225	6,140	4,085
Total research and development expenses	$57,843	$42,972	$14,871
The overall increase of $14.9 million in total research and development expenses was driven by an increase of approximately $9.6 million in our unallocated expenses which is comprised of a $5.5 million increase in personnel related costs, as well as a $4.1 million increase in other costs primarily attributable to increased medical affairs and consulting costs.
The increase of $5.2 million in direct research costs is primarily driven by an increase of $4.0 million in costs related to the IGNYTE-3 confirmatory study, which ramped up activity in the second half of fiscal 2025. In addition, the increase of $1.8 million in spending on RP2 is primarily attributable to an increase of approximately $1.6 million in costs related to the REVEAL study which began enrollment in the prior fiscal year.

Selling, general and administrative expenses
Selling, general and administrative expenses were $32.6 million for the three months ended June 30, 2025, compared to $14.4 million for the three months ended June 30, 2024. The increase of $18.2 million is primarily the result of an increase of $9.0 million in sales and marketing costs as the Company prepares for its first potential commercial launch of RP1. In addition, there is an increase of $7.2 million in personnel related costs, including an increase of $8.4 million in payroll and fringe benefits, slightly offset by a $1.2 million decrease in stock-based compensation expense. The increase in personnel related costs during the quarter was driven by continued hiring in our selling, general and administrative functions, focusing on additional pre-launch planning and continued building of the Company's commercial infrastructure.
Total other income (expense), net
Other income (expense), net was $3.7 million for the three months ended June 30, 2025, compared to income of $3.6 million for the three months ended June 30, 2024. Total other income (expense), net is relatively consistent year over year, with a net change of $0.1 million. The change is primarily attributable to a decrease in expense of $0.2 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. This was somewhat offset by an increase in interest expense on debt obligations.
Income tax provision
During the three months ended June 30, 2025 and 2024, the Company did not record an income tax provision for the three months ended June 30, 2025 or 2024 as a result of a forecasted United States and United Kingdom losses for the respective years.

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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through June 30, 2025, we had received net proceeds of $1,101.8 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private investment in a public entity, and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of June 30, 2025, we had cash and cash equivalents and short-term investments of $403.3 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30,
	2025	2024
	(Amounts in thousands)
Net cash used in operating activities	$(77,016)	$(49,167)
Net cash provided by investing activities	65,048	29,766
Net cash (used in) provided by financing activities	(158)	96,637
Effect of exchange rate changes on cash and cash equivalents	(1,616)	(35)
Net (decrease) increase in cash and cash equivalents	$(13,742)	$77,201
Operating activities

During the three months ended June 30, 2025, net cash used in operating activities was $77.0 million, primarily resulting from our net loss of $86.7 million partially offset by non-cash charges of $10.1 million, which primarily consist of stock-based compensation expense of $8.8 million and depreciation and amortization of $1.7 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $1.3 million, and a decrease in cash of $0.4 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the three months ended June 30, 2025 consisted primarily of a $5.5 million decrease in accrued expenses and other current liabilities, offset by a $3.8 million increase in accounts payable, and a $1.6 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
During the three months ended June 30, 2024, net cash used in operating activities was $49.2 million, primarily resulting from our net loss of $53.8 million partially offset by non-cash charges of $7.4 million, which primarily consist of stock-based compensation expense of $9.5 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $2.8 million, and an increase in cash of $2.8 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the three months ended June 30, 2024 consisted primarily of a $3.2 million decrease in accrued expenses and other current liabilities, a $1.8 million increase in prepaid expenses and other current assets, a $1.6 million decrease in accounts payable, and a $0.4 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
Investing activities
During the three months ended June 30, 2025, net cash provided by investing activities was $65.0 million, consisting of $105.4 million in proceeds from sales and maturities of short-term investments, partially offset by $37.6 million in purchases of available for sale securities and $2.7 million in purchases of property, plant and equipment and capitalized software.
During the three months ended June 30, 2024, net cash provided by investing activities was $29.8 million, consisting of $136.9 million in proceeds from sales and maturities of short-term investments, partially offset by $105.5 million in purchases of available for sale securities, and $1.7 million in purchases of property, plant and equipment and capitalized software.
Financing Activities
During the three months ended June 30, 2025, net cash used in financing activities was $0.2 million, relating to principal payments of the Company's financing lease obligation.
During the three months ended June 30, 2024, net cash provided by financing activities was $96.6 million, consisting primarily of $96.7 million from the sale of securities from the Company's private investment in a public entity in June 2024.
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

Following discussions with the FDA related to the CRL, we may determine that the continued development of RP1 is not viable. If we determine that the continued development of RP1 is not viable, our outlook and plans may be uncertain and the impact on our research and development expenses will also be uncertain.

As of June 30, 2025, we had cash and cash equivalents and short-term investments of $403.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2025, will enable us to fund operations into the fourth quarter of 2026 which includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, including the assumption that the development of RP1 will remain viable, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 22, 2025.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were ineffective due to material weaknesses in internal control over financial reporting as described below.
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
Material Weakness
During the audit of our consolidated financial statements as of and for the year ended March 31, 2025, we identified material weaknesses in our internal control over financial reporting whereby we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
The material weaknesses identified did not result in any material misstatements in our interim or annual consolidated financial statements or disclosures; however, they could result in misstatements impacting substantially all accounts or disclosures in the annual or interim consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Our management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.
Remediation activities
Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weaknesses noted above, we continue to develop remediation actions which include:

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
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

•the potential increased costs associated with tariffs imposed or threatened by the new U.S. administration on pharmaceuticals and pharmaceutical ingredients where there is no available exception; and

•the ongoing trade and military conflicts between Russia-Ukraine and Israel-Hamas and U.S.-China, including imposed and threatened tariffs, and other international hostilities and conflicts, and their impact on the global economy and related governmental imposed sanctions and potential material supplies and supply chain disruptions and global or national economic impacts such as inflation.
Risks related to product development
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.
All of our product candidates are in research or development. We have not generated any revenues from the sale of any product. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory review prior to approval and commercial use. Following our receipt of the CRL from the FDA, our lead product candidate may not continue to be the leading product candidate and we may determine that the development of RP1 is no longer viable. Our research and development efforts may not be successful. Furthermore, even if our clinical development efforts result in what we believe to be positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
•regulators, IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;
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
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain them on favorable terms due to reasons such as international trade policies and supply chain disruptions, including the imposition of tariffs;
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
Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing IGNYTE Phase 1/2 trials with RP1, our Phase 1/2 clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. Additionally, our signal finding study in HCC is being developed in combination with atezolizumab and bevacizumb under a supply and clinical collaboration agreement with Roche. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Although we have entered into such collaboration and supply agreements, and may continue to do so, our partners may remain in control of the supply and other decisions relating to their products or product candidates and we rely on their adherence to the terms of such agreements for the proper execution of their obligations. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab, atezolizumab, bevacizumab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.
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
In the event that BMS or Roche or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing an anti-PD-1 therapy. Additionally, should the supply of products from BMS or Roche or any of our current or future collaborators or suppliers be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed, interrupted or halted. In the event we are unable to source a supply of an acceptable alternative anti-PD-1 therapy, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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

We previously submitted a BLA to the FDA for our lead product candidate, RP1. Earlier this year, the FDA accepted our BLA and granted priority review with a PDUFA action date of July 22, 2025. On July 21, 2025 the FDA issued a CRL stating it was not able to approve the BLA for RP1 in its present form.

We will need to resolve the items identified by the FDA in the CRL and obtain approval of our BLA before we can commercialize and begin to generate revenue from sales of RP1, if any. We can offer no assurances that we will be able to resolve all items raised in the CRL to the satisfaction of the FDA and in a manner satisfactory to us. As a result, our ability to market, sell, distribute, obtain acceptable reimbursement for, set pricing for, and continue to operate and develop RP1 may be further delayed, adversely affected or prevented altogether. If we are unable to agree to a mutually satisfactory path forward with the FDA with respect to the items identified in the CRL, we may determine that is no longer in the best interests of the company and our stockholders to continue to develop RP1. If we discontinue the development of RP1 we may be forced to implement a restructuring plan, which could have an adverse impact on our ability to efficiently commercialize our other product candidates, if and when approved, and it could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected. We may ultimately be prevented from or significantly delayed in achieving profitability and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Even if the outstanding items identified in the CRL are resolved to the satisfaction of the FDA, the agency retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of RP1, which could further delay or prevent its approval or limit the approved commercial use. The FDA could also require post-market commitments or requirements following an approval that are onerous, costly or may not be feasible in the time require by the FDA that ultimately limit or inhibit the continued development or commercialization of RP1. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on our efforts to obtain marketing authorization for RP1 from other regulatory authorities.
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
We have concentrated all of our research and development efforts on product candidates based on our proprietary RPx platform, and our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience, whether arising from our past work, now or in the future, will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA and foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies. Limited immunotherapies, particularly oncolytic immunotherapies, have received FDA approval to date. Any product candidates that are approved may be subject to extensive post approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements.
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
The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are co-administered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDA-approved oncolytic immunotherapy, T-Vec (also referred to as Imlygic), which has yet to enjoy broad market acceptance. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and surveys of clinics. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2025 and 2024, we reported a net loss of $86.7 million and $53.8 million, respectively. At June 30, 2025, we had an accumulated deficit of $1,035.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

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
Our operations have consumed substantial amounts of cash since inception. At June 30, 2025, our cash and cash equivalents and short-term investments were $403.3 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of June 30, 2025 will enable us to fund operations into the fourth quarter of 2026, which includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.

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

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938, or the ‘938 Patent, held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. In November 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the United States Patent and Trademark Office, or the USPTO, seeking to invalidate certain claims of the ‘938 Patent. In August 2023 we entered into a Settlement Agreement with Amgen and mutually agreed to terminate our challenges to their patents. In connection with the Settlement Agreement, we entered into a License and Covenant Agreement with Amgen in which we agreed to pay Amgen low single-digit royalty payments on net sales of our products that, but for the license, could be found to infringe a valid Amgen patent on a country-by-country and product-by-product basis.
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
In addition, we are developing certain of our product candidates in combination with products, which are or may be covered by patents or licenses held by third parties, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with RP1 or our other product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which license may not be available on commercially reasonable terms, or at all.
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
These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to conduct intellectual property related litigation(s) or proceedings than we can. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. An adverse result in any litigation or other intellectual property related proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation in the United States, there is a risk that some of our trade secrets, know-how, or proprietary or confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in any such proceedings. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.
Risks related to manufacturing and our reliance on third parties
We have agreements with third party collaborators, and in the future may have agreements with other companies, to obtain the supply of co-delivery therapies for the development of our product candidates. If our relationships with these third party collaborators, or any future collaborator or supplier are not successful, we may be delayed or unable to complete the development of our product candidates.

We have entered into arrangements with BMS as part of our clinical development programs where nivolumab is intended to be used for these clinical programs and with Roche where atezolizumab and bevacizumab are intended to be used for certain of our other clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our ongoing IGNYTE Phase 1/2 trials with RP1 and our Phase 1/2 clinical trial with RP2 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Roche has agreed to provide atezolizumab and bevacizumab for use in our RP2 study of hepatocellular cancer, or HCC.

We may also enter into agreements with additional companies for the supply of anti-PD-1 therapies or other co-delivery agents for use in the development of our other product candidates, similar to our agreement with BMS and Roche. The outcome of these clinical trials is dependent, in part, both on the performance of our partners’ products and product candidates and also on our partners’ ability to deliver sufficient quantities of adequately produced product. Should any of our partners’ products or product candidates fail to produce the results that we anticipate, we may have to re-run clinical trials for our product candidates or may otherwise be delayed in the commercialization of our product candidates. Similarly, should any partner fail to provide us with a product or product candidate that suits our requirements, we may have to re-run clinical trials for our product candidates or may be otherwise delayed in the commercialization of our product candidates. Additionally, we are subject to specific risks associated with our collaboration partners, including possible discrepancies as to the timing, nature and the extent of development plans, contract interpretations, and the costs and allocation of costs related to the conduct of our clinical trials. If we and any collaboration partner are unable to agree or fail to perform our respective obligations or effectively manage our relationship, our clinical trials performed under such collaboration could incur additional costs, be delayed or could result in costly or time-consuming legal proceedings that could have an adverse effect on a collaboration or on our business.
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
If the manufacturers upon which we rely fail to produce our raw materials, process consumables or product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
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
A failure to comply with the applicable regulatory requirements, including periodic or remote regulatory inspections or assessments, may result in regulatory enforcement actions against our manufacturing or us (including criminal fines and civil penalties, including imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, non- or deferred prosecution agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our manufacturing failures to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
Operating and maintaining our own manufacturing facility may result in unanticipated delays or expenses and we may not experience the anticipated operating efficiencies we intended.
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is fully operational. The Framingham facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at our in-house facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval for our in-house facility, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable state and foreign regulatory authorities’

cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable state and foreign regulatory authority licensing requirements, inspections and assessments. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
If we or our operations are found to be in violation of any federal or state healthcare law, or any other laws or regulations that apply to us, we may be subject to sanctions, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
Compliance with the Drug Supply Chain Security Act, or DSCSA, requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, either in the present or future, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.
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

Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. If we are unable to remediate the material weaknesses we have identified in a timely manner, or if additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, results of operations and financial condition could suffer. For more information see “Item 9A. Controls and Procedures".

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

The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed. or additional information, see the Risk Factor captioned “We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.”
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
•political and economic instability, the possibility of an economic recession, international hostilities, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances; and
•the other factors described in this “Risk factors” section.
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
•natural disasters, public health crises, political and economic crises, negative global climate patterns, or other catastrophic events, the possibility of an economic recession, international hostilities and trade disruptions, including, but not limited to those resulting from the recent U.S. presidential election, ongoing military conflicts, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances;
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military and trade conflicts, including the ongoing military conflicts between Russia-Ukraine and Israel-Hamas and the ongoing trade conflict between U.S. and China, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. A weak or declining economy or political disruption, including any international trade disputes, economic instability, changes in tax laws and regulations and additional tariffs, including based on the recent U.S. presidential election, export controls, and increased interest rates could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Although we do not currently operate in Russia, Ukraine, Israel or China, those conflicts may impact, and if any of those conflicts broaden it may further impact, the markets, countries or territories in which we do operate or intend to operate, which could have a negative impact on our ability to achieve our objectives or timelines.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plan Trading Arrangements

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.
Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†	Amendment to Consulting Agreement, dated as of May 30, 2025, by and between Robert Coffin and Replimune, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: August 7, 2025	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2025	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)