Form 10-Q
period 2025-09-30
Replimune Group, Inc.
filed 2025-11-06
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 3, 2025 was 78,443,334.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$102,298	$111,119
Short-term investments	221,346	372,685
Research and development incentives receivable	1,806	3,725
Prepaid expenses and other current assets	8,299	8,351
Total current assets	333,749	495,880
Property, plant and equipment, net	14,711	13,739
Research and development incentives receivable, non-current	799	—
Restricted cash	1,705	1,703
Other non-current assets	1,200	1,200
Right-of-use asset - operating leases	3,692	3,998
Right-of-use asset - financing leases	33,594	34,808
Total assets	$389,450	$551,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,404	$12,463
Accrued expenses and other current liabilities	42,445	45,916
Operating lease liabilities, current	1,210	1,184
Financing lease liabilities, current	2,841	2,799
Total current liabilities	52,900	62,362
Operating lease liabilities, non-current	2,723	3,076
Financing lease liabilities, non-current	22,344	22,729
Long term debt, net of discount	47,206	46,377
Other liabilities, non-current	941	941
Total liabilities	$126,114	$135,485
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2025 and March 31, 2025; 78,403,255 and 77,085,024 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	78	77
Additional paid-in capital	1,376,507	1,358,897
Accumulated deficit	(1,118,372)	(948,579)
Accumulated other comprehensive income	5,123	5,448
Total stockholders' equity	263,336	415,843
Total liabilities and stockholders' equity	$389,450	$551,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$57,877	$43,448	$115,721	$86,420
Selling, general and administrative	26,414	15,468	58,994	29,863
Total operating expenses	84,291	58,916	174,715	116,283
Loss from operations	(84,291)	(58,916)	(174,715)	(116,283)
Other income (expense):
Research and development incentives	377	408	797	846
Investment income	3,696	5,394	8,411	10,106
Interest expense on finance lease liability	(518)	(531)	(1,039)	(1,065)
Interest expense on debt obligations	(1,488)	(1,438)	(2,963)	(2,864)
Other (expense) income, net	(876)	2,028	(284)	2,433
Total other income (expense), net	1,191	5,861	4,922	9,456
Net loss	$(83,100)	$(53,055)	$(169,793)	$(106,827)
Net loss per common share, basic and diluted	$(0.90)	$(0.68)	$(1.85)	$(1.45)
Weighted average common shares outstanding, basic and diluted	91,915,769	78,570,135	91,717,076	73,903,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(83,100)	$(53,055)	$(169,793)	$(106,827)
Other comprehensive loss:
Foreign currency translation gain (loss)	751	(1,905)	(187)	(2,337)
Net unrealized gain (loss) on short-term investments	131	1,215	(138)	1,116
Comprehensive loss	$(82,218)	$(53,745)	$(170,118)	$(108,048)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843
Foreign currency translation adjustment	—	—	—	—	(938)	(938)
Unrealized loss on short-term investments	—	—	—	—	(269)	(269)
Exercise of stock options	966	—	8	—	—	8
Vesting of RSUs	721,184	1	1	—	—	2
Stock-based compensation expense	—	—	8,762	—	—	8,762
Net loss	—	—	—	(86,693)	—	(86,693)
Balances as of June 30, 2025	77,807,174	78	1,367,668	(1,035,272)	4,241	336,715
Foreign currency translation adjustment	—	—	—	—	751	751
Unrealized gain on short-term investments	—	—	—	—	131	131
Exercise of pre-funded warrants	497,344	—	501	—	—	501
Vesting of RSUs	98,737	—	—	—	—	—
Stock-based compensation expense	—	—	8,338	—	—	8,338
Net loss	—	—	—	(83,100)	—	(83,100)
Balances as of September 30, 2025	78,403,255	78	1,376,507	(1,118,372)	5,123	263,336

Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,668,937	6	48,198	—	—	48,204
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Unrealized loss on short-term investments	—	—	—	—	(99)	(99)
Exercise of pre-funded warrants	739,225	1	—	—	—	1
Exercise of stock options	22,860	—	66	—	—	66
Vesting of RSUs	463,841	—	—	—	—	—
Stock-based compensation expense	—	—	9,475	—	—	9,475
Net loss	—	—	—	(53,772)	—	(53,772)
Balances as of June 30, 2024	68,309,968	68	1,177,113	(755,054)	4,324	426,451
Foreign currency translation adjustment	—	—	—	—	(1,905)	(1,905)
Unrealized gain on short-term investments	—	—	—	—	1,215	1,215
Exercise of stock options	34,284	—	103	—	—	103
Vesting of RSUs	50,336	—	—	—	—	—
Stock-based compensation expense	—	—	8,650	—	—	8,650
Net loss	—	—	—	(53,055)	—	(53,055)
Balances as of September 30, 2024	68,394,588	68	1,185,866	(808,109)	3,634	381,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(169,793)	$(106,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,100	18,125
Depreciation and amortization	1,715	1,661
Operating lease, right-of-use-asset amortization	376	333
Finance lease, right-of-use-asset amortization	1,214	1,214
Net amortization of premiums and discounts on short-term investments	(2,098)	(5,215)
Noncash interest expense	829	758
Unrealized foreign currency transaction (gains)	(284)	(2,433)
Changes in operating assets and liabilities:
Research and development incentives receivable	1,264	2,241
Prepaid expenses and other current assets	94	(407)
Accounts payable	(5,165)	5,849
Accrued expenses and other current liabilities	(2,766)	(2,755)
Operating lease liabilities	(398)	(350)
Other non-current liabilities	(316)	—
Net cash used in operating activities	(158,228)	(87,806)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,083)	(3,753)
Purchase of short-term investments	(47,430)	(194,933)
Proceeds from sales and maturities of short-term investments	200,730	228,910
Net cash provided by investing activities	149,217	30,224
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees and offering costs	—	48,204
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	—	48,500
Principal payment of finance lease obligation	(343)	(277)
Proceeds from exercise of stock options and pre-funded warrants	509	171
Net cash provided by financing activities	166	96,598
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	26
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,819)	39,042
Cash, cash equivalents and restricted cash at beginning of period	112,822	76,157
Cash, cash equivalents and restricted cash at end of period	$104,003	$115,199

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	2,134	2,864

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	177	120
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

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the progress and outcomes of preclinical and clinical development, the requirements and views of regulators, the development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, third-party intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory review and approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
The Company's proprietary oncolytic immunotherapy product candidates, the RPx product candidates, are based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with added payloads intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The Company currently has three RPx product candidates, RP1, RP2 and RP3. RP1 is currently under development in multiple clinical trials, the most advanced being the anti-PD-1 failed melanoma cohort of the IGNYTE clinical trial.
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $83.1 million and $53.1 million for the three months ended September 30, 2025 and 2024, and net losses of $169.8 million and $106.8 million for the six months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $1,118.4 million. The Company expects to continue to generate operating losses for the foreseeable future and will need to finance its future cash needs through any or a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operations through at least 12 months from the issuance of these condensed consolidated financial statements, which includes the potential commercialization of RP1 in advanced melanoma and for working capital and general corporate purposes and excludes any potential revenue. These estimates are based on assumptions that may prove to be wrong, including the assumption of a potential commercialization of RP1 in advanced melanoma, that the development of RP1 will even remain viable, and the Company could utilize its available capital resources sooner than expected.
2. Summary of significant accounting policies
Principles of consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Replimune UK, Replimune US, Replimune Securities Corporation and Replimune (Ireland) Limited after elimination of all intercompany accounts and transactions.
Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and consolidated statements of stockholders’ equity for the three and six months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations for the three and six months ended September 30, 2025 and 2024 and its cash flows for the six months ended September 30, 2025 and 2024. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2025 and 2024 are unaudited. The results for the three and six months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending March 31, 2026, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the Securities and Exchange Commission on May 22, 2025 (the "Annual Report").
During the three and six months ended September 30, 2025, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures". The ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$89,239	$—	$89,239
Short-term investments
US Government Agency bonds	—	30,610	—	30,610
US Treasury bonds	—	190,736	—	190,736
	$—	$310,585	$—	$310,585

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$89,879	$—	$89,879
Short-term investments
US Government Agency bonds	—	84,804	—	84,804
US Treasury bonds	—	287,881	—	287,881
	$—	$462,564	$—	$462,564
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and six months ended September 30, 2025 and 2024, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at September 30, 2025 and March 31, 2025.
4. Short-term investments
As of September 30, 2025 and March 31, 2025, the Company's available-for-sale investments by type consisted of the following:

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$30,602	$8	$—	$—	$30,610
US Treasury bonds	190,574	165	(3)	—	190,736
Total	$221,176	$173	$(3)	$—	$221,346

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	84,807	15	(18)	$—	84,804
US Treasury bonds	287,570	334	(23)	—	287,881
Total	$372,377	$349	$(41)	$—	$372,685

As of September 30, 2025 and March 31, 2025, available-for-sale securities consisted of investments that mature within one year.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2025	March 31, 2025
Office equipment	$1,897	$1,812
Computer equipment	2,441	2,206
Plant and laboratory equipment	12,019	10,877
Leasehold improvements	2,504	2,504
Capitalized software	9,734	8,089
Construction in progress	1,230	1,650
Total property, plant and equipment	29,825	27,138
Less: Accumulated depreciation	(15,114)	(13,399)
Property, plant and equipment, net	$14,711	$13,739
Depreciation and amortization expense was $0.8 million and $1.7 million for the three and six months ended September 30, 2025 and $0.9 million and $1.7 million for the three and six months ended September 30, 2024. Amortization on capitalized software for the three and six months ended September 30, 2025 was $0.3 million and $0.6 million, respectively. Amortization of capitalized software for the three and six months ended September 30, 2024 was immaterial. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	March 31, 2025
Accrued research and development costs	$23,436	$19,606
Accrued compensation and benefits costs	16,228	20,080
Accrued professional fees	756	161
Other	2,025	6,069
Total accrued expenses and other current liabilities	$42,445	$45,916

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

The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain unrestricted cash in an amount not less than 35% of the aggregate outstanding secured obligations under the Loan Agreement in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times which commenced on January 1, 2024. In addition, the Loan Agreement also contains a financial covenant that beginning on the later of (i) July 1, 2024 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility. During the three months ended September 30, 2025, the unrestricted cash amount, in accounts subject to a control agreement, fell below the 35% threshold for the Company, as defined in the Loan Agreement, for one monthly reporting period. The unrestricted cash amount was immediately rectified in the following month as a result of a cash transfer between accounts. The Company has obtained a waiver for the debt covenant violation that occurred on that date.

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $1.3 million as of September 30, 2025 and $1.0 million as of March 31, 2025.

Unamortized debt issuance costs and deferred financing costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. Unamortized debt issuance costs and deferred financing costs of $0.9 million and $1.1 million were recorded in other assets as of September 30, 2025 and March 31, 2025, respectively. Interest expense for the three and six months ended September 30, 2025 was $1.5 million and $3.0 million, and $1.4 million and $2.9 million for the three and six months ended September 30, 2024.

The summary of obligations under the term loan as of September 30, 2025 and March 31, 2025 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Principal loan balance	$46,805	$46,450
Facility charge and diligence fee	(163)	(201)
Unamortized issuance costs	(732)	(901)
Accumulated end of term fee	1,296	1,029
Long term debt, net of discount	$47,206	$46,377

The annual principal payments due under the Loan Agreement as of fiscal September 30, 2025 and March 31, 2025 were as follows:

	September 30, 2025	March 31, 2025
2026	—	—
2027	20,145	20,145
2028	27,769	27,769
Total	$47,914	$47,914

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8 Stockholders’ equity
Common stock
As of September 30, 2025 and March 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	September 30, 2025	March 31, 2025
Stock options, issued and outstanding	12,232,757	10,214,878
Restricted and performance stock units	5,107,447	3,611,774
Stock options and restricted stock units, future issuance	1,897,696	2,119,283
Employee stock purchase plan, available for future grants	4,102,399	3,405,175
Pre-IPO warrants to purchase common stock	—	497,344
Pre-funded warrants	14,058,153	14,058,153
Total shares of common stock reserved for future issuance	37,398,452	33,906,607
Undesignated preferred stock
As of September 30, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2025.
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
During the three and six months ended September 30, 2025, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any Shares pursuant to the 2023 Sales Agreement.
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
During the three and six months ended September 30, 2025, one pre-IPO warrant holder exercised 248,672 of the Company's pre-funded warrants for an exercise price of $1.01 per pre-funded warrant. In addition, a second holder of the Company's pre-IPO warrants exercised 248,672 of the Company's pre-funded warrants for an exercise price of $1.01 per pre-funded warrant. As a result of the exercises, the Company issued 497,344 shares of Common Stock in exchange thereof. During the year ended March 31, 2025, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock.
10 Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4,379	$4,078	$9,068	$8,304
Selling, general and administrative	3,959	4,572	8,032	9,821
	$8,338	$8,650	$17,100	$18,125

     The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Stock options	$4,161	$4,894	$8,298	$10,627
Restricted and performance stock units	4,177	3,756	8,802	7,498
	$8,338	$8,650	$17,100	$18,125
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants as of March 31, 2025, as described in Note 9 to these condensed consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2025, the number of shares reserved for issuance under the 2018 Plan automatically increased by 3,645,727 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2025. As of September 30, 2025, 1,897,696 shares remained available for future grants under the 2018 Plan.
The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plan is determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024 the Board of Directors approved the award of performance stock units ("PSUs"), under the

2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested, if at all, upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company did not grant any PSUs under the 2018 Plan during the six months ended September 30, 2025 and the Company granted 246,110 PSUs under the 2018 Plan during the six months ended September 30, 2024. As more fully described within this Quarterly Report on Form 10-Q, the FDA has accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. If the Company does not receive FDA approval of the Company's first BLA for RP1 on or before June 30, 2026 then no PSU will be earned or vested.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these condensed consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2025, the number of shares reserved for issuance under the ESPP automatically increased by 697,224, for a total of 4,102,399 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and have been issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the six months ended September 30, 2025 and 2024, the Company granted 202,945 and 75,000 nonqualified stock options to purchase shares of the Company's common stock, and 333,130 and 50,000 restricted stock units under employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	4.00%	3.72%	3.97%	4.37%
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	83.9%	76.6%	76.5%	76.3%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	10,214,878	$15.22	6.24	$10,652
Granted	2,150,309	$8.40
Exercised	(966)	$8.42
Cancelled	(131,464)	$13.45
Outstanding as of September 30, 2025	12,232,757	$14.04	6.34	$1,116
Options exercisable as of September 30, 2025	7,892,224	$16.05	4.98	$1,116
Options vested and expected to vest as of September 30, 2025	12,232,757	$14.04	6.34	$1,116
As of September 30, 2025, there was $27.6 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2025 and 2024 was $5.81 and $5.51, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2025 was immaterial. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2024 was $0.3 million.
Restricted and performance stock units

The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date.
In January 2024, the Board approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested, if at all, upon the achievement of the approval of the Company’s first BLA for RP1 by the FDA no later than June 30, 2026. As more fully described within this Quarterly Report on Form 10-Q, the FDA has accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. If the Company does not receive approval from the FDA of the Company's first BLA for RP1 on or before June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of September 30, 2025, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company's RSUs and PSUs during the six months ended September 30, 2025 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	3,611,774	12.40
Granted	2,491,839	8.40
Vested	(819,921)	16.01
Cancelled	(176,245)	9.95
Outstanding as of September 30, 2025	5,107,447	$9.96
As of September 30, 2025, there was $38.8 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.63 years. In addition, unrecognized compensation costs related to performance based awards tied to the achievement of a company milestone account for approximately $4.3 million. The performance based awards will vest upon achievement of the performance milestone.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(83,100)	$(53,055)	$(169,793)	$(106,827)
Denominator:
Weighted average common shares outstanding, basic and diluted	91,915,769	78,570,135	91,717,076	73,903,650
Net loss per share, basic and diluted	$(0.90)	$(0.68)	$(1.85)	$(1.45)
The 14,058,153 shares of the Company's common stock issuable upon exercise of pre-funded warrants described in Note 9 to these condensed consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three and Six Months Ended September 30,
	2025	2024
Options to purchase common stock	12,232,757	10,232,085
Unvested restricted and performance stock units	5,107,447	3,496,654
Warrants to purchase common stock	—	497,344
	17,340,204	14,226,083

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
During the three and six months ended September 30, 2025 and 2024, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any costs as an offset to research and development expenses during the three and six months ended September 30, 2025 and 2024. During the six months ended September 30, 2025 and 2024, the Company received payments under the terms of the agreement from Roche of $0.0 million and $1.8 million, respectively. As of September 30, 2025 and March 31, 2025, no receivables were recorded from Roche in connection with this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$607	$607	$1,214	$1,214
Interest on lease liabilities	518	531	1,039	1,065
Operating lease costs	290	285	577	566
Total lease cost	$1,415	$1,423	$2,830	$2,845
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three and six months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Finance Lease Costs
Research and development	$607	$607	$1,214	$1,214
Other expenses (income)	518	531	1,039	1,065
Operating Lease Costs
Research and development	225	229	448	458
Selling, general and administrative	65	56	129	108
Total lease cost	$1,415	$1,423	$2,830	$2,845
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of September 30, 2025:

	September 30, 2025
	Operating leases	Financing lease	Total
2026 (remaining six months)	$604	$1,417	$2,021
2027	1,169	2,883	4,052
2028	1,114	2,969	4,083
2029	1,027	3,058	4,085
2030	593	3,096	3,689
Thereafter	375	28,899	29,274
Total lease payments	4,882	42,322	47,204
Less: interest	949	17,137	18,086
Total lease liabilities	$3,933	$25,185	$29,118
The following table provides lease disclosure as of September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Leases
Right-of-use operating lease asset	$3,692	$3,998
Right-of-use finance lease asset	33,594	34,808
Total lease assets	$37,286	$38,806

Operating lease liabilities, current	$1,210	$1,184
Finance lease liabilities, current	2,841	2,799
Operating lease liabilities, non-current	2,723	3,076
Finance lease liabilities, non-current	22,344	22,729
Total lease liabilities	$29,118	$29,788
The following table provides lease disclosure for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025		2024
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$601		$583
Operating cash flows from finance leases	$1,039		$1,065
Financing cash flows from finance leases	$343		$277
Right-to-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	4.3	years	5.2	years
Weighted-average remaining lease term - financing leases	13.8	years	14.8	years
Weighted-average discount rate - operating leases	10.4%		10.4%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and six months ended September 30, 2025 and 2024.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2025 and March 31, 2025, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.8 million, respectively.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 or March 31, 2025.
Legal proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On July 24, 2025 a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court is in the process of appointing a lead plaintiff. The Company and the other defendants deny any wrongdoing and will vigorously defend this action.

Following the class action complaint, three shareholders filed separate derivative actions on behalf of the Company in the District of Massachusetts captioned Chea v. Patel et al., Case No. 1:25-cv-12316-JEK, Wright v. Patel et al., Case No. 1:25-cv-12401-WGY, and Vochten v. Patel et al., Case No. 1:25-cv-12484-JEK. The plaintiffs allege substantially similar facts as the class action complaint and assert that the Company’s directors and officers breached their fiduciary duties. The parties are in the process of consolidating the derivative actions and negotiating a stay pending further developments in the class action.

On September 10, 2025, the Company received a letter from a shareholder demanding that the Board of Directors take action to address alleged wrongdoing by certain directors and officers. The demand letter alleged substantially similar facts as the class action and derivative action complaints. The Board determined to defer action on the demand pending further developments in the class action.

On September 29, 2025, the U.S. Securities and Exchange Commission, or the SEC, informed the Company that it is conducting an investigation and requested that the Company produce certain documents and communications connected with the RP1 BLA. The investigation is reviewing essentially the same subject matter raised in the litigation following the CRL. The Company intends to cooperate with the SEC’s investigation and provide the requested materials.

As the matters noted above are preliminary, the Company is unable to determine whether any loss will ultimately occur and cannot reasonably estimate the range of expected exposure. Therefore, the Company has not recorded any liability in the condensed consolidated financial statements as of and for the three and six months ended September 30, 2025.
15 Income taxes

The Company did not record an income tax provision for the three and six months ended September 30, 2025 or 2024 as a result of forecasted United States and United Kingdom losses for the respective years.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income and prudent feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2025 and March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes, including the deductibility of domestic research and development expenses, deductibility of certain property additions and limitations on interest expense deduction. The Company has evaluated the enactment of the OBBBA and continues to assess the detailed impacts of its provision. Based on its current analysis, the Company does not expect the legislation to have a material impact on the Company’s consolidated financial statements while the Company maintains a full valuation allowance on all domestic net deferred tax assets.
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	September 30, 2025	March 31, 2025
United States	$13,694	$12,820
United Kingdom	1,017	919
	$14,711	$13,739

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
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	2,562	3,700	6,014	7,604
ARTACUS	1,616	1,985	3,235	3,423
CERPASS	1,433	2,009	2,640	3,962
IGNYTE-3	6,474	1,672	11,335	2,534
Other RP1 study costs	5,539	1,985	9,963	5,487
RP2	5,253	1,829	9,128	3,913
RP3	580	1,118	1,437	2,422
Unallocated research and development expenses¹:	34,420	29,150	71,969	57,075
Selling, general and administrative	26,414	15,468	58,994	29,863
Total operating expenses	84,291	58,916	174,715	116,283
Loss from operations	(84,291)	(58,916)	(174,715)	(116,283)
Other income (expense), net	1,191	$5,861	$4,922	$9,456
Net loss	(83,100)	(53,055)	(169,793)	(106,827)
1Includes personnel-related costs and other costs
1

18 Subsequent Events
On October 20, 2025, the Company announced that the FDA had accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma in patients who progress on anti-PD-1 containing regimen. The PDUFA date set by the FDA is April 10, 2026 based on a Class II resubmission timeline.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with added payloads intended to maximize immunogenic cell death and induce a systemic anti-tumor immune response. The RPx platform is intended to ignite local activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to then activate a strong and durable systemic response. Our product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and with an attractive safety profile, the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have three RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate, RP2 and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

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

The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD-1 failed melanoma cohort from the IGNYTE trial includes 140 patients who received RP1 in combination with nivolumab. The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. As reported in the Journal of Clinical Oncology, July 8, 2025 (https://doi.org/10.1200/JCO-25-01346), of the 140 patients enrolled, 48.6% had stage IVM1b/c/d disease, 65.7% had primary anti–PD-1 resistance, 56.4% were PD-L1 negative, and 46.4% received prior anti–PD-1 and anti–cytotoxic T-lymphocyte antigen-4, or anti-CTLA-4, therapy. The confirmed ORR was 32.9% (15.0% complete response) and the responses occurred with similar frequency, depth, duration, and kinetics for injected and non-injected lesions, including visceral lesions. The median duration of response was 33.7 months and overall survival rates at 1 and 2 years were 75.3% and 63.3% , respectively. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 "on target" side effects, observed.

In November 2024, we announced submission of a biologics license application, or BLA, to the FDA for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen, and that the FDA has granted Breakthrough Therapy designation for RP1 in combination with nivolumab in the same setting. The submission was made under the accelerated approval pathway. The FDA accepted our BLA and granted priority review with a Prescription Drug User Fee Act, or PDUFA, goal date of July 22, 2025. On July 21, 2025 the FDA issued a complete response letter, or CRL, for the RP1 BLA for the treatment of advanced melanoma. The FDA stated in the CRL that it was unable to approve the application in its present form and that the IGNYTE trial was not considered to be an adequate and well-controlled clinical investigation that provided substantial evidence of effectiveness, including contribution of components. Furthermore, the FDA said the trial could not be adequately interpreted due to the heterogeneity of the patient population. On September 2, 2025 we announced a type A meeting with the FDA had been scheduled to discuss the CRL following our submission of a briefing book addressing the points raised in the CRL, highlighting prior agreements related to the patient population, criteria for PD-1 resistance, and use of literature to support contribution of components. The briefing book also included an additional analysis of data from the BLA and addressed comments about the phase 3 confirmatory trial design raised by the FDA in the CRL. On September 18, 2025 we announced that, following the type A meeting with the FDA to discuss the CRL, which was conducted on September 16, 2025, we were evaluating feedback received during the meeting to determine our next steps and that, at that time, a path forward under the accelerated approval pathway had not been determined. Following the evaluation of FDA feedback and minutes from the type A meeting, we resubmitted the BLA on October 9, 2025. On October 20, 2025 we announced that the FDA had accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma in patients who progress on an anti-PD-1 containing regimen. The resubmission included additional information, data and analyses that will be part of the BLA review. The FDA indicated that the resubmission is considered to be a complete response to the CRL and set a PDUFA date of April 10, 2026 based on a Class II resubmission timeline.

We plan to interact with the FDA during the review of the resubmitted BLA and, if approved, intend to bring RP1 to adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen who otherwise have limited treatment options. Without an approval of RP1 from this resubmitted BLA we might not be able to continue the development of RP1 for this indication, if at all, and we may be required to implement a restructuring plan and review our priorities across the RPx portfolio.

In August 2024, we announced the dosing of the first patient in the IGNYTE-3 trial, or the I-3 trial, a confirmatory study design concept consisting of a 2-arm randomized Phase 3 clinical trial with physician's choice of treatment as a comparator arm in anti-PD-1 failed melanoma patients. With over 100 sites planned globally and an expectation to enroll 400 patients, the I-3 trial will assess RP1 in combination with nivolumab in patients with advanced melanoma who have progressed on anti-PD-1 and anti-CTLA-4 therapies or are ineligible for anti-CTLA-4 treatment. In the type A meeting minutes following the CRL, the FDA stated a control arm of nivolumab in combination with relatlimab (OpdualagTM) may be an acceptable comparator for the I-3 randomized controlled trial. We continue to enroll patients in the I-3 trial.

On October 19, 2025 we announced data from a new ad hoc analysis from the IGNYTE phase 2 cohort of RP1 plus nivolumab, which was released at the European Society for Medical Oncology (ESMO) Congress 2025 held in Berlin. This ad hoc analysis focused on acral melanoma data from patients in the IGNYTE anti-PD-1 failed melanoma cohort and showed treatment with RP1 combined with nivolumab resulted in an objective response rate of 44% (8/18) with a median duration of response of 11.9 months. The safety profile was favorable with generally transient grade 1 and 2 treatment related adverse events, similar to those of the full IGNYTE patient population previously reported. Acral melanoma is a rare and aggressive type of cutaneous melanoma (2-3% of all melanoma cases) that frequently occurs on the palms of the hands, soles of the feet, and nailbeds, and often has poor outcomes with many patients presenting with in-transit metastases. Acral melanoma does not typically respond well to available therapies, such as immune checkpoint inhibitors. Following progression on first-line therapy, aside from targeted therapy for a subset of patients with BRAF mutation-positive tumors, few viable treatment options exist for these patients.

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, or BCC, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. We provided updated data from the NMSC cohort in our June 2025 Investor Day and in October 2025 at ESMO. Responses to RP1 plus nivolumab occurred across the NMSC tumor types enrolled, with confirmed responses seen in patients with both anti–PD-1 naïve and anti-PD-1 failed disease, as well as both in locally advanced and metastatic disease. The ORR by NMSC tumor type for anti-PD-1 naïve patients was 100.0% (n=4) in MCC, 33.3% (n=3) in BCC, 66.7% (n=6) in angiosarcoma, and 56.3% (n=16) in CSCC. The ORR by NMSC tumor type for anti-PD-1 failed patients was 26.3% (n=19) in MCC, 30.0% (n=10) in BCC, 37.5% (n=8) in angiosarcoma, and 15.2% (n=33) in CSCC. We are planning on closing enrollment in this cohort in the fourth quarter of 2025.

Furthering development of RP1, we have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which we refer to as the ARTACUS trial. We believe that the ARTACUS trial may be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently planning to enroll up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. In November 2023 we presented initial data from the ARTACUS trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s, or SITC, 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and MCC (n=3), demonstrating an ORR of 34.5% and a complete response, or CR, of 21%. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed to result from RP1. This data was also presented during oral presentation at the American Association of Cancer Research 2024 Annual Meeting in April 2024. More recently, Dr. Michael R. Migden presented updated data from the ARTACUS trial at the Society for Melanoma Research 22nd International Congress in October 2025. We continue to enroll patients into the ARTACUS trial and are planning a publication of the ARTACUS data in 2026.

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

We continue the development of our product candidate RP2 with the goal of moving beyond skin cancers and aiming to treat the more prevalent tumor types commonly found in liver and lung metastasis and including those involving primary liver cancer. Notably, as previously reported, from our Phase-1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD-1 and in particular in patients with metastatic uveal melanoma, or mUM. In November 2023, we presented updated data from a cohort of mUM patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD-1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of mUM patients was 58.8%.

We have initiated and are enrolling patients in a registration-directed study, or the REVEAL study, of RP2 in mUM patients who are immune checkpoints inhibitor-naïve. The REVEAL study is a randomized, phase 2/3 open label study expected to enroll approximately 280 patients to investigate the efficacy and safety of RP2 in combination with nivolumab vs. ipilimumab in combination with nivolumab in immune checkpoint inhibitor naïve adult patients with metastatic uveal melanoma. The primary endpoints of the trial are overall survival and progression free survival, and key secondary endpoints are overall response rate and disease control rate.

We continue our signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. This Phase 2 clinical trial is currently open and enrollment is underway. The protocol is currently being amended to include RP2 as monotherapy and we plan to release preliminary HCC data by the end of 2026.

We are also planning to open a cohort in our RP2 study to enroll patients with biliary tract cancer, or BTC, and dose RP2 in combination with durvalumab. This cohort is expected to enroll the first patient in the fourth quarter of 2025.

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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $1,101.8 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $862.0 million was from four separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, and November 2024, respectively, $96.7 million was from our private investment in public equity offering in June 2024, and $41.9 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 28,968,857 shares of our common stock and pre-funded warrants to purchase 13,330,422 shares of common stock in the Public Offerings, 5,668,937 shares of our common stock and pre-funded warrants to purchase 5,669,578 shares of common stock through our private investment in public equity in June 2024, and 2,313,997 shares of common stock through our at-the-market facilities.
Our net losses were $83.1 million and $53.1 million for the three months ended September 30, 2025 and 2024, respectively, and $169.8 million and $106.8 million for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,118.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
As of September 30, 2025, we had cash and cash equivalents and short-term investments of $323.6 million. Based on our current operating plan including the commercialization of RP1 in the near term, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report.
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
Other (expense) income
Other (expense) income consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and six months ended September 30, 2025 and 2024, the Company excluded the United States and the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2025 and March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended September 30, 2025 and 2024
The following chart summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$57,877	$43,448	$14,429
Selling, general and administrative	26,414	15,468	10,946
Total operating expenses	84,291	58,916	25,375
Loss from operations	(84,291)	(58,916)	(25,375)
Other income (expense):
Research and development incentives	377	408	(31)
Investment income	3,696	5,394	(1,698)
Interest expense on finance lease liability	(518)	(531)	13
Interest expense on debt obligations	(1,488)	(1,438)	(50)
Other (expense) income, net	(876)	2,028	(2,904)
Total other income (expense), net	1,191	5,861	(4,670)
Net loss	$(83,100)	$(53,055)	$(30,045)
Research and development expenses

Research and development expenses for the three months ended September 30, 2025 were $57.9 million, compared to $43.4 million for the three months ended September 30, 2024. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	2,562	3,700	(1,138)
ARTACUS	1,616	1,985	(369)
CERPASS	1,433	2,009	(576)
IGNYTE-3	6,474	1,672	4,802
Other RP1 study costs	5,539	1,985	3,554
Total RP1 costs	17,624	11,351	6,273
RP2	5,253	1,829	3,424
RP3	580	1,118	(538)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	26,642	20,817	5,825
Other	7,778	8,333	(555)
Total research and development expenses	$57,877	$43,448	$14,429
The overall increase of $14.4 million in total research and development expenses was driven by an increase of approximately $9.2 million in direct research costs, which includes an increase of $6.3 million in RP1 costs consisting primarily of $4.8 million in costs related to the IGNYTE-3 confirmatory study, which ramped up activity and enrollment in this current fiscal year. The increase in RP1 also includes $3.6 million of other study costs including lab and operating supplies to support the Company's anticipated commercial and clinical demand. In addition to the increases in RP1, there was an increase of $3.4 million in spending on RP2 as a result of increased enrollment as compared to the same quarter prior year.
The increase in spend of $5.3 million in our unallocated expenses is comprised of a $5.8 million increase in personnel related costs as a result of higher headcount year over year, slightly offset by a $0.6 million decrease in other costs. The increase in personnel related costs during the quarter was driven by the additional headcount that the Company hired in preparation for the potential launch of RP1 in advanced melanoma.
Selling, general and administrative expenses
Selling, general and administrative expenses were $26.4 million for the three months ended September 30, 2025, compared to $15.5 million for the three months ended September 30, 2024. The increase of $10.9 million is primarily the result of an increase of $9.5 million in sales and marketing costs, driven by personnel costs, as the Company continues preparation for its first potential commercial launch of RP1. Personnel related costs increased by approximately $7.2 million, including an increase of $7.9 million in payroll and fringe benefits, offset slightly by a decrease of $0.6 million in stock-based compensation expense. The increase in personnel related costs during the quarter was driven by continued focus on additional pre-launch planning and continued building of the Company's commercial infrastructure.
Total other income (expense), net
Other income (expense), net was $1.2 million for the three months ended September 30, 2025, compared to income of $5.9 million for the three months ended September 30, 2024. The net change of $4.7 million is primarily attributable to an increase in expense of $2.9 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. In addition, there was a decrease in investment income of $1.7 million as a result of a lower investment balance year over year.
Comparison of the six months ended September 30, 2025 and 2024
The following chart summarizes our results of operations for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$115,721	$86,420	$29,301
Selling, general and administrative	58,994	$29,863	29,131
Total operating expenses	174,715	116,283	58,432
Loss from operations	(174,715)	(116,283)	(58,432)
Other income (expense):
Research and development incentives	797	846	(49)
Investment income	8,411	10,106	(1,695)
Interest expense on finance lease liability	(1,039)	(1,065)	26
Interest expense on debt obligations	(2,963)	(2,864)	(99)
Other (expense) income, net	(284)	2,433	(2,717)
Total other income (expense), net	4,922	9,456	(4,534)
Net loss	$(169,793)	$(106,827)	$(62,966)
Research and development expenses
Research and development expenses for the six months ended September 30, 2025 were $115.7 million, compared to $86.4 million for the six months ended September 30, 2024. The following table summarizes our research and development expenses for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	6,014	7,604	(1,590)
ARTACUS	3,235	3,423	(188)
CERPASS	2,640	3,962	(1,322)
IGNYTE-3	11,335	2,534	8,801
Other RP1 study costs	9,963	5,487	4,476
Total RP1 costs	33,187	23,010	10,177
RP2	9,128	3,913	5,215
RP3	1,437	2,422	(985)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	53,966	42,603	11,363
Other	18,003	14,472	3,531
Total research and development expenses	$115,721	$86,420	$29,301
The total increase of $29.3 million in research and development expenses was attributable to an increase of $14.9 million in unallocated expenses, as well as an increase of $14.4 million in our direct research and development costs. The increase in unallocated expenses includes $11.4 million in personnel-related costs and $3.5 million in other costs. The increase in personnel-related costs is primarily attributable to a $10.6 million increase in payroll and fringe benefits as well as a $0.8 million increase in stock-based compensation expense. The increase in personnel-related costs largely reflected the increase in personnel in our research and development functions year over year as we expanded the development plan in multiple indications. The increase in other costs is driven primarily by an increase in consulting costs, medical affairs and facility costs.

The increase of approximately $14.4 million in our direct research and development costs primarily relates to an increase of $10.2 million in RP1 as a result of an increase of $8.8 million in spending related to the confirmatory study, which ramped up activity and enrollment in this current fiscal year, as well as $4.5 million in other RP1 study costs, specifically operating and lab supplies, and facility costs. These increases were slightly offset by decreases in the IGNYTE and CERPASS studies as a result of the completion of enrollment in the IGNYTE advanced melanoma cohort and declining enrollment and the wind down of the CERPASS study. In addition to the increases in RP1, there was a $5.2 million increase in spending on RP2 as a result of increased enrollment as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses were $59.0 million for the six months ended September 30, 2025, compared to $29.9 million for the six months ended September 30, 2024. The increase of approximately $29.1 million in sales, general and administrative costs is driven by an increase of $14.6 million in personnel-related costs, as well as $10.6 million in sales and marketing costs related to promotional materials, market access and insights and analytics, as the Company prepares for a potential commercial launch of RP1.
Total other income (expense), net
Other income (expense), net was $4.9 million for the six months ended September 30, 2025, compared to income of $9.5 million for the six months ended September 30, 2024. The net change of $4.5 million is primarily attributable to an increase in expense of $2.7 million in the current year compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions, as well as a decrease in investment income of $1.7 million as a result of the cash and investment balance being lower throughout the year as compared to the prior year due to normal cash burn.
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
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through September 30, 2025, we had received net proceeds of $1,101.8 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private investment in a public entity, and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of September 30, 2025, we had cash and cash equivalents and short-term investments of $323.6 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30,
	2025	2024
	(Amounts in thousands)
Net cash used in operating activities	$(158,228)	$(87,806)
Net cash provided by investing activities	149,217	30,224
Net cash provided by (used in) financing activities	166	96,598
Effect of exchange rate changes on cash and cash equivalents	26	26
Net (decrease) increase in cash and cash equivalents	$(8,819)	$39,042
Operating activities

During the six months ended September 30, 2025, net cash used in operating activities was $158.2 million, primarily resulting from our net loss of $169.8 million partially offset by non-cash charges of $18.9 million, which primarily consist of stock-based compensation expense of $17.1 million and depreciation and amortization of $3.3 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $2.1 million, and a decrease in cash of $7.3 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the six months ended September 30, 2025 consisted primarily of a $5.2 million decrease in accounts payable, a $2.8 million decrease in accrued expenses and other current liabilities, and a $1.3 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
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
Investing activities
During the six months ended September 30, 2025, net cash provided by investing activities was $149.2 million, consisting of $200.7 million in proceeds from sales and maturities of short-term investments, partially offset by $47.4 million in purchases of available for sale securities and $4.1 million in purchases of property, plant and equipment and capitalized software.
During the six months ended September 30, 2024, net cash provided by investing activities was $30.2 million, consisting of $228.9 million in proceeds from sales and maturities of short-term investments, partially offset by $194.9 million in purchases of available for sale securities, and $3.8 million in purchases of property, plant and equipment and capitalized software.
Financing Activities
During the six months ended September 30, 2025, net cash provided by financing activities was $0.2 million, relating to proceeds from the exercise of stock options and pre funded warrants, somewhat offset by principal payments of the Company's financing lease obligation.
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

As of September 30, 2025, we had cash and cash equivalents and short-term investments of $323.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2025, will enable us to fund operations late into the fourth quarter of 2026 which includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, including the assumption that the development of RP1 will remain viable, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
During the three months ended September 30, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 22, 2025.
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
Critical accounting policies and estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in greater detail in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
Accrued research and development expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options and restricted stock units. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We have, to date, only issued stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.
We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were ineffective due to material weaknesses in internal control over financial reporting as described below.
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
The material weaknesses identified did not result in any material misstatements in our interim condensed or annual consolidated financial statements or disclosures; however, they could result in misstatements impacting substantially all accounts or disclosures in the annual consolidated or interim condensed consolidated financial statements that would result in a material misstatement to the annual consolidated or interim consolidated financial statements that would not be prevented or detected. Our management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 24, 2025 a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court is in the process of appointing a lead plaintiff. The Company and the other defendants deny any wrongdoing and will vigorously defend this action.

Following the class action complaint, three shareholders filed separate derivative actions on behalf of the Company in the District of Massachusetts captioned Chea v. Patel et al., Case No. 1:25-cv-12316-JEK, Wright v. Patel et al., Case No. 1:25-cv-12401-WGY, and Vochten v. Patel et al., Case No. 1:25-cv-12484-JEK. The plaintiffs allege substantially similar facts as the class action complaint and assert that the Company’s directors and officers breached their fiduciary duties. The parties are in the process of consolidating the derivative actions and negotiating a stay pending further developments in the class action.

On September 10, 2025, the Company received a letter from a shareholder demanding that the Board of Directors take action to address alleged wrongdoing by certain directors and officers. The demand letter alleged substantially similar facts as the class action and derivative action complaints. The Board determined to defer action on the demand pending further developments in the class action.

On September 29, 2025, the U.S. Securities and Exchange Commission, or the SEC, informed the Company that it is conducting an investigation and requested that the Company produce certain documents and communications connected with the RP1 BLA. The investigation is reviewing essentially the same subject matter raised in the litigation following the CRL. The Company intends to cooperate with the SEC’s investigation and provide the requested materials.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s discussion and analysis of results of operations and financial condition.” If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
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
All of our product candidates are in research or development. We have not generated any revenues from the sale of any product. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory review prior to approval and commercial use. We received a CRL from the FDA in respect of our BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma in July 2025. Following discussions with the agency, in October 2025 the FDA accepted our resubmission of the BLA for RP1. There can be no assurance, however, that our resubmitted BLA will result in approval. In the event of a negative outcome, we may determine that the development of RP1 is no longer viable. Any of our other research and development efforts may not be successful. Furthermore, even if our clinical development efforts result in what we believe to be positive data, our product candidates, including RP1, may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

•there may be events outside of our control, including, with respect to the budget, staffing, and funding of the U.S. Federal government, the FDA’s ability to hire and retain key personnel, the FDA’s ability to accept user fees, and other regulatory and policy changes. Disruptions at the FDA may slow the time to approval of a new drug or may otherwise impact our ability to obtain guidance from and interact with the agency. For instance, in recent years, the U.S. Federal government has experienced shutdowns. Should there be a full or partial prolonged government shutdown, it could significantly impact the ability of the FDA to review or slow the FDA in its review of any of our submissions or applications, which could have a materially adverse impact on our business; and
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
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

We previously submitted a BLA to the FDA for our lead product candidate, RP1. Earlier this year, the FDA accepted our BLA and granted priority review with a PDUFA action date of July 22, 2025. On July 21, 2025 the FDA issued a CRL stating it was not able to approve the BLA for RP1 in its present form. Following discussions with the agency, in October 2025 the FDA accepted our resubmission of the BLA for RP1. There can be no assurance, however, that our resubmitted BLA will result in approval.

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
We are not profitable and have incurred losses in each period since our inception. For the three months ended September 30, 2025 and 2024, we reported a net loss of $83.1 million and $53.1 million, respectively. At September 30, 2025, we had an accumulated deficit of $1,118.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, RP1, our other product candidates and any additional product candidates we may develop.

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
Our operations have consumed substantial amounts of cash since inception. At September 30, 2025, our cash and cash equivalents and short-term investments were $323.6 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of September 30, 2025 will enable us to fund operations late into the fourth quarter of 2026, which includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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

The material weaknesses described above did not result in a misstatement to our annual consolidated or interim condensed consolidated financial statements. However, these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the six months ended September 30, 2025, the following officer and/or director adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) and/or have a Rule 10b5-1 trading arrangement that entered an active trading period that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(3)
Sushil Patel Chief Executive Officer and Director	6/2/2025(2)	115,000	June 1, 2026

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

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the six months ended September 30, 2025.
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

REPLIMUNE GROUP, INC.

Dated: November 6, 2025	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: November 6, 2025	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)