Form 10-Q
period 2025-12-31
Replimune Group, Inc.
filed 2026-02-03
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of January 30, 2026 was 82,572,619.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$122,951	$111,119
Short-term investments	146,186	372,685
Research and development incentives receivable	2,955	3,725
Prepaid expenses and other current assets	8,262	8,351
Total current assets	280,354	495,880
Property, plant and equipment, net	13,847	13,739
Restricted cash	1,704	1,703
Other non-current assets	1,200	1,200
Right-of-use asset - operating leases	3,498	3,998
Right-of-use asset - financing leases	32,987	34,808
Total assets	$333,590	$551,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,647	$12,463
Accrued expenses and other current liabilities	40,365	45,916
Operating lease liabilities, current	1,213	1,184
Financing lease liabilities, current	2,862	2,799
Total current liabilities	50,087	62,362
Operating lease liabilities, non-current	2,514	3,076
Financing lease liabilities, non-current	22,129	22,729
Long term debt, net of discount	47,628	46,377
Other liabilities, non-current	693	941
Total liabilities	123,051	135,485
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2025 and March 31, 2025; 79,631,167 and 77,085,024 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	79	77
Additional paid-in capital	1,394,198	1,358,897
Accumulated deficit	(1,189,302)	(948,579)
Accumulated other comprehensive income	5,564	5,448
Total stockholders' equity	$210,539	$415,843
Total liabilities and stockholders' equity	$333,590	$551,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$53,140	$48,004	$168,860	$135,472
Selling, general and administrative	18,728	18,015	77,721	46,827
Total operating expenses	71,868	66,019	246,581	182,299
Loss from operations	(71,868)	(66,019)	(246,581)	(182,299)
Other income (expense):
Research and development incentives	341	376	1,138	1,222
Investment income	2,846	5,137	11,256	15,243
Interest expense on finance lease liability	(514)	(528)	(1,553)	(1,594)
Interest expense on debt obligations	(1,466)	(1,450)	(4,429)	(4,314)
Other (expense) income, net	(580)	(3,281)	(865)	(850)
Total other income (expense), net	627	254	5,547	9,707
Loss before income taxes	$(71,241)	$(65,765)	$(241,034)	$(172,592)
Income tax (benefit) provision	(311)	$575	$(311)	$575
Net loss	$(70,930)	$(66,340)	$(240,723)	$(173,167)
Net loss per common share, basic and diluted	$(0.77)	$(0.79)	$(2.62)	$(2.25)
Weighted average common shares outstanding, basic and diluted	92,187,581	83,498,892	91,874,481	77,113,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(70,930)	$(66,340)	$(240,723)	$(173,167)
Other comprehensive loss:
Foreign currency translation gain	482	3,110	295	773
Net unrealized (loss) gain on short-term investments	(41)	(585)	(179)	531
Comprehensive loss	$(70,489)	$(63,815)	$(240,607)	$(171,863)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843
Foreign currency translation adjustment	—	—	—	—	(938)	(938)
Unrealized loss on short-term investments	—	—	—	—	(269)	(269)
Exercise of stock options	966	—	8	—	—	8
Vesting of RSUs	721,184	1	1	—	—	2
Stock-based compensation expense	—	—	8,762	—	—	8,762
Net loss	—	—	—	(86,693)	—	(86,693)
Balances as of June 30, 2025	77,807,174	78	1,367,668	(1,035,272)	4,241	336,715
Foreign currency translation adjustment	—	—	—	—	751	751
Unrealized gain on short-term investments	—	—	—	—	131	131
Exercise of pre-funded warrants	497,344	—	501	—	—	501
Vesting of RSUs	98,737	—	—	—	—	—
Stock-based compensation expense	—	—	8,338	—	—	8,338
Net loss	—	—	—	(83,100)	—	(83,100)
Balances as of September 30, 2025	78,403,255	78	1,376,507	(1,118,372)	5,123	263,336
Issuance of common stock through ATM sales, net of offering costs	1,079,523	1	10,363	—	—	10,364
Foreign currency translation adjustment	—	—	—	—	482	482
Unrealized loss on short-term investments	—	—	—	—	(41)	(41)
Exercise of stock options	70,000	—	281	—	—	281
Vesting of RSUs	78,389	—	—	—	—	—
Stock-based compensation expense	—	—	7,047	—	—	7,047
Net loss	—	—	—	(70,930)	—	(70,930)
Balances as of December 31, 2025	79,631,167	$79	$1,394,198	$(1,189,302)	$5,564	$210,539

Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,668,937	6	48,198	—	—	48,204
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Unrealized loss on short-term investments	—	—	—	—	(99)	(99)
Exercise of pre-funded warrants	739,225	1	—	—	—	1
Exercise of stock options	22,860	—	66	—	—	66
Vesting of RSUs	463,841	—	—	—	—	—
Stock-based compensation expense	—	—	9,475	—	—	9,475
Net loss	—	—	—	(53,772)	—	(53,772)
Balances as of June 30, 2024	68,309,968	68	1,177,113	(755,054)	4,324	426,451
Foreign currency translation adjustment	—	—	—	—	(1,905)	(1,905)
Unrealized gain on short-term investments	—	—	—	—	1,215	1,215
Exercise of stock options	34,284	—	103	—	—	103
Vesting of RSUs	50,336	—	—	—	—	—
Stock-based compensation expense	—	—	8,650	—	—	8,650
Net loss	—	—	—	(53,055)	—	(53,055)
Balances as of September 30, 2024	68,394,588	68	1,185,866	(808,109)	3,634	381,459
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	48,500	—	—	48,500
Issuance of common stock, net of issuance costs and underwriter fees	8,538,377	9	107,516	—	—	107,525
Foreign currency translation adjustment	—	—	—	—	3,110	3,110
Unrealized gain on short-term investments	—	—	—	—	(585)	(585)
Exercise of pre-funded warrants	22,856	—	66	—	—	66
Vesting of RSUs	53,237	—	—	—	—	—
Stock-based compensation expense	—	—	8,639	—	—	8,639
Net loss	—	—	—	(66,340)	—	(66,340)
Balances as of December 31, 2024	77,009,058	$77	$1,350,587	$(874,449)	$6,159	$482,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(240,723)	$(173,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,147	26,764
Depreciation and amortization	2,563	2,654
Operating lease, right-of-use-asset amortization	570	506
Finance lease, right-of-use-asset amortization	1,821	1,821
Net amortization of premiums and discounts on short-term investments	(2,232)	(7,008)
Noncash interest expense	1,254	1,150
Unrealized foreign currency transaction (gains) losses	(865)	850
Changes in operating assets and liabilities:
Research and development incentives receivable	915	1,864
Prepaid expenses and other current assets	130	99
Other non-current assets	—	(1,200)
Accounts payable	(5,895)	4,700
Accrued expenses and other current liabilities	(4,679)	2,501
Operating lease liabilities	(605)	(533)
Other non-current liabilities	(584)	480
Net cash used in operating activities	(224,183)	(138,519)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(4,218)	(5,553)
Purchase of short-term investments	(73,941)	(331,953)
Proceeds from sales and maturities of short-term investments	302,496	321,410
Net cash provided by (used in) investing activities	224,337	(16,096)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees and offering costs	—	155,729
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	—	97,000
Proceeds from issuance of common stock through ATM sales, net of offering costs	10,364	—
Principal payment of finance lease obligation	(538)	(436)
Proceeds from exercise of stock options and pre-funded warrants	791	235
Net cash provided by financing activities	$10,617	$252,528
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,062	(125)
Net increase in cash, cash equivalents and restricted cash	11,833	97,788
Cash, cash equivalents and restricted cash at beginning of period	112,822	76,157
Cash, cash equivalents and restricted cash at end of period	$124,655	$173,945
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	3,175	3,157
Cash paid for income taxes, net	125	105

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	—	309
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
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $70.9 million and $66.3 million for the three months ended December 31, 2025 and 2024, and net losses of $240.7 million and $173.2 million for the nine months ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, the Company had an accumulated deficit of $1,189.3 million. The Company expects to continue to generate operating losses for the foreseeable future and will need to finance its future cash needs through any or a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operations through at least 12 months from the issuance of these condensed consolidated financial statements, which includes the potential commercialization of RP1 in advanced melanoma and for working capital and general corporate purposes and excludes any potential revenue. These estimates are based on assumptions that may prove to be wrong, including the assumption of a potential commercialization of RP1 in advanced melanoma, that the development of RP1 will even remain viable, and the Company could utilize its available capital resources sooner than expected.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of December 31, 2025, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and consolidated statements of stockholders’ equity for the three and nine months ended December 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2025 and the results of its operations for the three and nine months ended December 31, 2025 and 2024 and its cash flows for the nine months ended December 31, 2025 and 2024. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended December 31, 2025 and 2024 are unaudited. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of results to be expected for the year ending March 31, 2026, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on May 22, 2025 (the "Annual Report").
During the three and nine months ended December 31, 2025, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
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

In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)", which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied retrospectively or prospectively. The Company is in the process of evaluating the impact of this new guidance on its disclosures.
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$31,977	$—	$31,977
Short-term investments
US Government Agency bonds	—	20,009	—	20,009
US Treasury bonds	—	126,177	—	126,177
	$—	$178,163	$—	$178,163

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$89,879	$—	$89,879
Short-term investments
US Government Agency bonds	—	84,804	—	84,804
US Treasury bonds	—	287,881	—	287,881
	$—	$462,564	$—	$462,564
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and nine months ended December 31, 2025 and 2024, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of money market funds at December 31, 2025 and March 31, 2025.
4. Short-term investments
As of December 31, 2025 and March 31, 2025, the Company's available-for-sale investments by type consisted of the following:

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$20,007	$2	$—	$—	$20,009
US Treasury bonds	126,050	127	—	—	126,177
Total	$146,057	$129	$—	$—	$146,186

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	84,807	15	(18)	$—	84,804
US Treasury bonds	287,570	334	(23)	—	287,881
Total	$372,377	$349	$(41)	$—	$372,685

As of December 31, 2025 and March 31, 2025, available-for-sale securities consisted of investments that mature within one year.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31, 2025	March 31, 2025
Office equipment	$1,897	$1,812
Computer equipment	2,441	2,206
Plant and laboratory equipment	12,317	10,877
Leasehold improvements	2,504	2,504
Capitalized software	9,734	8,089
Construction in progress	916	1,650
Total property, plant and equipment	29,809	27,138
Less: Accumulated depreciation	(15,962)	(13,399)
Property, plant and equipment, net	$13,847	$13,739
Depreciation and amortization expense, including amortization on capitalized software, was $0.8 million and $2.6 million for the three and nine months ended December 31, 2025 and $1.0 million and $2.7 million for the three and nine months ended December 31, 2024. Amortization on capitalized software for the three and nine months ended December 31, 2025 was $0.3 million and $0.9 million, respectively. Amortization of capitalized software for the three and nine months ended December 31, 2024 was $0.3 million and $0.4 million, respectively. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	March 31, 2025
Accrued research and development costs	$24,111	$19,606
Accrued compensation and benefits costs	14,443	20,080
Accrued professional fees	569	161
Other	1,242	6,069
Total accrued expenses and other current liabilities	$40,365	$45,916

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $1.4 million as of December 31, 2025 and $1.0 million as of March 31, 2025.

Unamortized debt issuance costs and deferred financing costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. Unamortized debt issuance costs and deferred financing costs of $0.8 million and $1.1 million were recorded in other assets as of December 31, 2025 and March 31, 2025, respectively. Interest expense for the three and nine months ended December 31, 2025 was $1.5 million and $4.4 million, and $1.5 million and $4.3 million for the three and nine months ended December 31, 2024.

The summary of obligations under the term loan as of December 31, 2025 and March 31, 2025 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Principal loan balance	$46,985	$46,450
Facility charge and diligence fee	(144)	(201)
Unamortized issuance costs	(643)	(901)
Accumulated end of term fee	1,430	1,029
Long term debt, net of discount	$47,628	$46,377

The annual principal payments due under the Loan Agreement as of fiscal December 31, 2025 and March 31, 2025 were as follows:

	December 31, 2025	March 31, 2025
2026	—	—
2027	20,131	20,145
2028	27,783	27,769
Total	$47,914	$47,914

The table of future payments of long-term debt excludes the end of term charge of $2.2 million, which is due upon the maturity of the loan.
8 Stockholders’ equity
Common stock
As of December 31, 2025 and March 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	December 31, 2025	March 31, 2025
Stock options, issued and outstanding	11,927,970	10,214,878
Restricted and performance stock units	5,663,023	3,611,774
Stock options and restricted stock units, future issuance	1,461,563	2,119,283
Employee stock purchase plan, available for future grants	4,102,399	3,405,175
Pre-IPO warrants to purchase common stock	—	497,344
Pre-funded warrants	14,058,153	14,058,153
Total shares of common stock reserved for future issuance	37,213,108	33,906,607
Undesignated preferred stock
As of December 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2025.
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
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the SEC on November 6, 2025, which became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as may be amended from time to time, for an offering of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
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
During the three and nine months ended December 31, 2025, pursuant to the 2023 Sales Agreement, the Company issued and sold an aggregate of 1,079,523 shares of its common stock, resulting in net proceeds of $10.4 million, with $89.3 million left to sell under the Agreement. During the three and nine months ended December 31, 2024, the Company did not issue or sell any shares under the 2023 Sales Agreement.
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
During the nine months ended December 31, 2025, one pre-IPO warrant holder exercised 248,672 of the Company's pre-funded warrants for an exercise price of $1.01 per pre-funded warrant. In addition, a second holder of the Company's pre-IPO warrants exercised 248,672 of the Company's pre-funded warrants for an exercise price of $1.01 per pre-funded warrant. As a result of the exercises, the Company issued 497,344 shares of Common Stock in exchange thereof. During the year ended March 31, 2025, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock.
10 Stock-based compensation

Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Research and development	$3,609	$4,573	$12,677	$13,927
Selling, general and administrative	3,438	4,066	11,470	12,837
	$7,047	$8,639	$24,147	$26,764

     The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Stock options	$3,630	$4,839	$11,928	$15,466
Restricted and performance stock units	3,417	3,800	12,219	11,298
	$7,047	$8,639	$24,147	$26,764
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants as of March 31, 2025, as described in Note 9 to these condensed consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2025, the number of shares reserved for issuance under the 2018 Plan automatically increased by 3,645,727 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2025. As of December 31, 2025, 1,461,563 shares remained available for future grants under the 2018 Plan.
The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plan is determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021 the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date. In 2024, the Company's board of directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company. The PSUs will become vested, if at all, upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026, and the expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company did not grant any PSUs under the 2018 Plan during the nine months ended December 31, 2025 and the Company granted 246,110 PSUs under the 2018 Plan during the nine months ended December 31, 2024. As more fully described within this Quarterly Report on Form 10-Q, the FDA has accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. If the Company does not receive FDA approval of the Company's first BLA for RP1 on or before June 30, 2026 then no PSU will be earned or vested.
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

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and have been issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the nine months ended December 31, 2025 and 2024, the Company granted 202,945 and 124,065 nonqualified stock options to purchase shares of the Company's common stock, and 333,130 and 148,190 restricted stock units under employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Risk-free interest rate	3.75%	4.10%	3.97%	4.36%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	107.2%	76.5%	76.9%	76.3%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	10,214,878	$15.22	6.24	$10,652
Granted	2,183,724	$8.42
Exercised	(70,966)	$4.08
Cancelled	(399,666)	$13.60
Outstanding as of December 31, 2025	11,927,970	$14.10	5.83	$12,758
Options exercisable as of December 31, 2025	8,014,980	$16.09	4.48	$8,281
Options vested and expected to vest as of December 31, 2025	11,927,970	$14.10	5.83	$12,758
As of December 31, 2025, there was $22.6 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2025 and 2024 was $5.84 and $5.60, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended December 31, 2025 and 2024 was $0.4 million and $0.5 million, respectively.
Restricted and performance stock units

The fair value of each RSU and PSU is estimated on the date of grant based on the fair value of our common stock on that same date.
In January 2024, the Company's board of directors approved a one-time PSU award under the 2018 Plan for all employees at the vice president level and below as of January 31, 2024, subject to non-market performance and service conditions. The grants will become vested, if at all, upon the achievement of the approval of the Company’s first BLA for RP1 by the FDA no later than June 30, 2026. As more fully described within this Quarterly Report on Form 10-Q, the FDA has accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. If the Company does not receive approval from the FDA of the Company's first BLA for RP1 on or before June 30, 2026 then no PSU will be earned or vested. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition at each reporting period. As of December 31, 2025, the Company has not recognized any expense related to PSUs.
A summary of the changes in the Company's RSUs and PSUs during the nine months ended December 31, 2025 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	3,611,774	12.40
Granted	3,464,911	8.82
Vested	(898,310)	16.33
Cancelled	(515,352)	10.57
Outstanding as of December 31, 2025	5,663,023	$9.76
As of December 31, 2025, there was $41.5 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.35 years. In addition, unrecognized compensation costs related to performance based awards tied to the achievement of a company milestone account for approximately $4.2 million. The performance based awards will vest upon achievement of the performance milestone.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(70,930)	$(66,340)	$(240,723)	$(173,167)
Denominator:
Weighted average common shares outstanding, basic and diluted	92,187,581	83,498,892	91,874,481	77,113,695
Net loss per share, basic and diluted	$(0.77)	$(0.79)	$(2.62)	$(2.25)
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

	Three and Nine Months Ended December 31,
	2025	2024
Options to purchase common stock	11,927,970	10,213,861
Unvested restricted and performance stock units	5,663,023	3,491,335
Warrants to purchase common stock	—	497,344
	17,590,993	14,202,540

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
During the three and nine months ended December 31, 2025 and 2024, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any costs as an offset to research and development expenses during the three and nine months ended December 31, 2025 and 2024. During the nine months ended December 31, 2025 and 2024, the Company received payments under the terms of the agreement from Roche of $0.0 million and $1.8 million, respectively. As of December 31, 2025 and March 31, 2025, no receivables were recorded from Roche in connection with this agreement.
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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$607	$607	$1,821	$1,821
Interest on lease liabilities	514	528	1,553	1,594
Operating lease costs	290	283	866	849
Total lease cost	$1,411	$1,418	$4,240	$4,264
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three and nine months ended December 31, 2025 and 2024 as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Finance Lease Costs
Research and development	$607	$607	$1,821	$1,821
Other expenses	514	528	1,553	1,594
Operating Lease Costs
Research and development	219	197	667	656
Selling, general and administrative	71	86	199	193
Total lease cost	$1,411	$1,418	$4,240	$4,264
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and financing lease liabilities recognized on its balance sheet as of December 31, 2025:

	December 31, 2025
	Operating leases	Financing lease	Total
2026 (remaining three months)	$302	$708	$1,010
2027	1,170	2,883	4,053
2028	1,115	2,969	4,084
2029	1,027	3,058	4,085
2030	594	3,096	3,690
Thereafter	375	28,899	29,274
Total lease payments	4,583	41,613	46,196
Less: interest	856	16,622	17,478
Total lease liabilities	$3,727	$24,991	$28,718
The following table provides lease disclosure as of December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Leases
Right-of-use operating lease asset	$3,498	$3,998
Right-of-use finance lease asset	32,987	34,808
Total lease assets	$36,485	$38,806

Operating lease liabilities, current	$1,213	$1,184
Finance lease liabilities, current	2,862	2,799
Operating lease liabilities, non-current	2,514	3,076
Finance lease liabilities, non-current	22,129	22,729
Total lease liabilities	$28,718	$29,788
The following table provides lease disclosure for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025		2024
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$900		$876
Operating cash flows from finance leases	$1,553		$1,594
Financing cash flows from finance leases	$538		$436
Right-of-use asset obtained in exchange for new operating lease liabilities	$—		$—
Weighted-average remaining lease term - operating leases	4.0	years	4.9	years
Weighted-average remaining lease term - financing leases	13.6	years	14.6	years
Weighted-average discount rate - operating leases	10.4%		10.3%
Weighted-average discount rate - financing leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and nine months ended December 31, 2025 and 2024.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of December 31, 2025 and March 31, 2025, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.8 million, respectively.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of December 31, 2025 or March 31, 2025.
Legal proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter, or CRL, from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. The Company and the other defendants deny any wrongdoing and will vigorously defend this action.

Following the class action complaint, three shareholders filed separate derivative actions on behalf of the Company in the District of Massachusetts captioned Chea v. Patel et al., Case No. 1:25-cv-12316-JEK, Wright v. Patel et al., Case No. 1:25-cv-12401-WGY, and Vochten v. Patel et al., Case No. 1:25-cv-12484-JEK. The plaintiffs allege substantially similar facts as the class action complaint and assert that the Company’s directors and officers breached their fiduciary duties. The parties have consolidated the derivative actions and agreed to a stay pending further developments in the class action.

On September 10, 2025, the Company received a letter from a shareholder demanding that the Company's board of directors take action to address alleged wrongdoing by certain directors and officers. The demand letter alleged substantially similar facts as the class action and derivative action complaints. The board of directors determined to defer action on the demand pending further developments in the class action.

On September 29, 2025, the SEC informed the Company that it is conducting an investigation and requested that the Company produce certain documents and communications connected with the RP1 BLA. The investigation is reviewing essentially the same subject matter raised in the litigation following the CRL. The Company is cooperating with the SEC’s investigation and providing the requested materials.

As the matters noted above are preliminary, the Company is unable to determine whether any loss will ultimately occur and cannot reasonably estimate the range of expected exposure. Therefore, the Company has not recorded any liability in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025.
15 Income taxes

During the three and nine months ended December 31, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred in the United Kingdom in each period due to its uncertainty of realizing a benefit from those items. During the three and nine months ended December 31, 2025, the Company recorded $0.3 million of an income tax benefit in the United States related to a provision to return adjustment. For the three and nine months ended December 31, 2024, the Company recorded an income tax provision of $0.6 million which was primarily due to forecasted U.S. taxable income for the year that was not fully offset by available net operating loss and tax credit carryforwards, as well as a provision to return adjustment.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income and prudent feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2025 and March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets.

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
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	December 31, 2025	March 31, 2025
United States	$12,938	$12,820
United Kingdom	909	919
	$13,847	$13,739

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
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	2,059	3,226	8,073	10,831
ARTACUS	1,663	1,787	4,898	5,211
CERPASS	1,012	1,611	3,653	5,573
IGNYTE-3	4,219	2,375	15,554	4,909
Other RP1 study costs	5,200	1,590	15,162	7,075
RP2	7,729	4,409	16,857	8,322
RP3	826	1,434	2,262	3,856
Unallocated research and development expenses¹:	30,432	31,572	102,401	89,695
Selling, general and administrative	18,728	18,015	77,721	46,827
Total operating expenses	71,868	66,019	246,581	182,299
Loss from operations	(71,868)	(66,019)	(246,581)	(182,299)
Other income (expense), net	627	$254	$5,547	$9,707
Loss before income taxes	$(71,241)	$(65,765)	$(241,034)	$(172,592)
Income tax (benefit) provision	(311)	575	(311)	575
Net loss	(70,930)	(66,340)	(240,723)	(173,167)
1Includes personnel-related costs and other costs
18 Subsequent Events
Sales of Common Stock Pursuant to At-The-Market Facility
In January 2026, pursuant to the 2023 Sales Agreement, the Company issued and sold an aggregate of 2,940,452 shares of its common stock, resulting in net proceeds of $20.8 million.
Debt Amendment

In January 2026, a third amendment was made to the Company's Loan Agreement (the "Third Amendment") with Hercules on January 29, 2026 pursuant to which the Company drew down the tranche 3 loan advance amount of $35.0 million. The Third Amendment maintained a $200.0 million maximum principal amount and re-allocated the future tranches extending through December 2027, subject to the terms and conditions of the Loan Agreement.
In addition, the Third Amendment extended the amortization date, with a balloon payment, inclusive of accrued interest and principal due on the maturity date of October 1, 2027. The Amendment provides that if the Company receives FDA approval prior to October 1, 2027, the amortization and maturity date shall be extended to October 1, 2029. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through September 2027, with the outstanding principal balance of the Term Loan Facility bearing interest payable in cash at a rate per annum equal to the greater of (i) 8.50% and (ii) the Prime Rate plus 1.75%. In addition, the Third Amendment extended the financial covenant date to be the later of (i) July 1, 2026 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million.
1

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
In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities Exchange Commission, or the SEC.
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

The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD-1 failed melanoma cohort from the IGNYTE trial includes 140 patients who received RP1 in combination with nivolumab. The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. As reported in the Journal of Clinical Oncology 43(33):p 3589-3599, of the 140 patients enrolled, 48.6% had stage IVM1b/c/d disease, 65.7% had primary anti–PD-1 resistance, 56.4% were PD-L1 negative, and 46.4% received prior anti–PD-1 and anti–cytotoxic T-lymphocyte antigen-4, or anti-CTLA-4, therapy. The confirmed ORR was 32.9% (15.0% complete response) and the responses occurred with similar frequency, depth, duration, and kinetics for injected and non-injected lesions, including visceral lesions. The median duration of response was 33.7 months and overall survival rates at 1 and 2 years were 75.3% and 63.3%, respectively. RP1 combined with nivolumab continues to be well-tolerated, with mainly Grade 1-2 "on target" side effects, observed.

In November 2024, we announced submission of our first Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or the FDA, for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen, and that the FDA has granted Breakthrough Therapy designation for RP1 in combination with nivolumab in the same setting. The submission was made under the accelerated approval pathway. The FDA accepted our BLA and granted priority review with a Prescription Drug User Fee Act, or PDUFA, goal date of July 22, 2025. On July 21, 2025 the FDA issued a complete response letter, or CRL, for the RP1 BLA for the treatment of advanced melanoma. The FDA stated in the CRL that it was unable to approve the application in its present form and that the IGNYTE trial was not considered to be an adequate and well-controlled clinical investigation that provided substantial evidence of effectiveness, including contribution of components. Furthermore, the FDA said the trial could not be adequately interpreted due to the heterogeneity of the patient population. On September 2, 2025 we announced a type A meeting with the FDA had been scheduled to discuss the CRL following our submission of a briefing book addressing the points raised in the CRL, highlighting prior agreements related to the patient population, criteria for PD-1 resistance, and use of literature to support contribution of components. The briefing book also included an additional analysis of data from the BLA and addressed comments about the phase 3 confirmatory trial design raised by the FDA in the CRL. On September 18, 2025 we announced that, following the type A meeting with the FDA to discuss the CRL, which was conducted on September 16, 2025, we were evaluating feedback received during the meeting to determine our next steps and that, at that time, a path forward under the accelerated approval pathway had not been determined. Following the evaluation of FDA feedback and minutes from the type A meeting, we resubmitted the BLA on October 9, 2025. On October 20, 2025 we announced that the FDA had accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma in patients who progress on an anti-PD-1 containing regimen. The resubmission included additional information, data and analyses that will be part of the BLA review. The FDA indicated that the resubmission is considered to be a complete response to the CRL and set a PDUFA date of April 10, 2026 based on a Class II resubmission timeline.

We are interacting with the FDA during the review of the resubmitted BLA and, if approved, intend to bring RP1 to adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen who otherwise have limited treatment options. Without an approval of RP1 from this resubmitted BLA we might not be able to continue the development of RP1 for this indication, if at all, and we may be required to implement a restructuring plan and review our priorities across the RPx portfolio.

In August 2024, we announced the dosing of the first patient in the IGNYTE-3 trial, or the I-3 trial, a confirmatory study design concept consisting of a 2-arm randomized Phase 3 clinical trial with physician's choice of treatment as a comparator arm in anti-PD-1 failed melanoma patients. With approximately 80 sites planned globally and an expectation to enroll 400 patients, the I-3 trial will assess RP1 in combination with nivolumab in patients with advanced melanoma who have progressed on anti-PD-1 and anti-CTLA-4 therapies or are ineligible for anti-CTLA-4 treatment. In the type A meeting minutes following the CRL, the FDA stated a control arm of nivolumab in combination with relatlimab (OpdualagTM) may be an acceptable comparator for the I-3 randomized controlled trial. We continue to enroll patients in the I-3 trial. We are also planning for an interim overall survival, or OS, analysis in the second half of 2027.

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

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, or BCC, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. We provided updated data from the NMSC cohort in our June 2025 Investor Day and in October 2025 at ESMO. Responses to RP1 plus nivolumab occurred across the NMSC tumor types enrolled, with confirmed responses seen in patients with both anti–PD-1 naïve and anti-PD-1 failed disease, as well as both in locally advanced and metastatic disease. The ORR by NMSC tumor type for anti-PD-1 naïve patients was 100.0% (n=4) in MCC, 33.3% (n=3) in BCC, 66.7% (n=6) in angiosarcoma, and 56.3% (n=16) in CSCC. The ORR by NMSC tumor type for anti-PD-1 failed patients was 26.3% (n=19) in MCC, 30.0% (n=10) in BCC, 37.5% (n=8) in angiosarcoma, and 15.2% (n=33) in CSCC. We have closed enrollment in this cohort in the fourth quarter of 2025.

Furthering development of RP1, we have open for enrollment a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which we refer to as the ARTACUS trial. We believe that the ARTACUS trial may be potentially registrational (in its own right or, subject to discussion with regulatory authorities, following enrollment of additional patients, including as a potential label expansion after an initial approval of RP1 in a different indication). We are currently planning to enroll up to 65 patients in the ARTACUS trial to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. In November 2023 we presented initial data from the ARTACUS trial of RP1 monotherapy in solid organ transplant recipients with skin cancers at the Society for Immunotherapy of Cancer’s, or SITC, 38th Annual Meeting. The data included 23 evaluable patients with CSCC (n=20) and MCC (n=3), demonstrating an ORR of 34.5% and a complete response, or CR, of 21%. RP1 monotherapy was well tolerated in these patients and the safety profile was similar to that observed in our other RP1 clinical trials in patients who are not immune suppressed. No immune-mediated adverse events or evidence of allograft rejection were observed to result from RP1. This data was also presented during oral presentation at the American Association of Cancer Research 2024 Annual Meeting in April 2024. More recently, Dr. Michael R. Migden presented updated data from the ARTACUS trial at the Society for Melanoma Research 22nd International Congress in October 2025. This updated data showed anti-tumor activity in locally advanced CSCC with an ORR of 34.6% (CR rate of 23.1%) and 2-year duration of response of 61.0%. RP1 monotherapy continues to be well tolerated, and the safety profile continues to be similar to that observed in non-immunocompromised patients with advanced skin cancers. We are planning a publication of the ARTACUS data in 2026.

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

We are enrolling patients in a registration-directed study, or the REVEAL study, of RP2 in mUM patients who are immune checkpoint inhibitor-naïve. The REVEAL study is a randomized, phase 2/3 open label study expected to enroll approximately 280 patients to investigate the efficacy and safety of RP2 in combination with nivolumab vs. ipilimumab in combination with nivolumab in immune checkpoint inhibitor naïve adult patients with metastatic uveal melanoma. The primary endpoints of the trial are overall survival and progression free survival, and key secondary endpoints are overall response rate and disease control rate. In January 2026 we announced the expansion of the REVEAL trial outside the United States with roughly 50 sites engaged and the Phase 2/3 transition is expected in the first quarter of 2027.

We continue our signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. This Phase 2 clinical trial is currently open and enrollment is underway. The protocol has been amended to include RP2 as monotherapy and we plan to release preliminary HCC data by the end of 2026.

We have also opened a cohort in our RP2 study to enroll patients with biliary tract cancer, or BTC, and dose RP2 in combination with durvalumab. This cohort enrolled the first patients in the fourth quarter of 2025.

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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $1,112.1 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $862.0 million was from four separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, and November 2024, respectively, $96.7 million was from our private investment in public equity offering in June 2024, and $52.2 million was from at-the-market offerings. We sold 7,407,936 shares of common stock in our IPO, an aggregate of 28,968,857 shares of our common stock and pre-funded warrants to purchase 13,330,422 shares of common stock in the Public Offerings, 5,668,937 shares of our common stock and pre-funded warrants to purchase 5,669,578 shares of common stock through our private investment in public equity in June 2024, and 3,393,520 shares of common stock through our at-the-market facilities.
Our net losses were $70.9 million and $66.3 million for the three months ended December 31, 2025 and 2024, respectively, and $240.7 million and $173.2 million for the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,189.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
•hire, train and retain additional clinical, quality control, scientific and general and administration personnel;
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
As of December 31, 2025, we had cash and cash equivalents and short-term investments of $269.1 million. Based on our current operating plan including the commercialization of RP1 in the near term, we believe that our existing cash and cash equivalents and short-term investments, in addition to the additional draw down of debt from the third amendment of the loan agreement with Hercules and the cash raised from our ATM during the subsequent event period, will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report.
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
Income taxes
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and nine months ended December 31, 2025 and 2024, the Company excluded the United States and the United Kingdom from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2025 and March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets.
Results of operations
Comparison of the three months ended December 31, 2025 and 2024
The following chart summarizes our results of operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$53,140	$48,004	$5,136
Selling, general and administrative	18,728	18,015	713
Total operating expenses	71,868	66,019	5,849
Loss from operations	(71,868)	(66,019)	(5,849)
Other income (expense):
Research and development incentives	341	376	(35)
Investment income	2,846	5,137	(2,291)
Interest expense on finance lease liability	(514)	(528)	14
Interest expense on debt obligations	(1,466)	(1,450)	(16)
Other (expense) income, net	(580)	(3,281)	2,701
Total other income (expense), net	627	254	373
Loss before income taxes	$(71,241)	$(65,765)	$(5,476)
Income tax (benefit) provision	$(311)	$575	$(886)
Net loss	$(70,930)	$(66,340)	$(4,590)
Research and development expenses
Research and development expenses for the three months ended December 31, 2025 were $53.1 million, compared to $48.0 million for the three months ended December 31, 2024. The following table summarizes our research and development expenses for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	2,059	3,226	(1,167)
ARTACUS	1,663	1,787	(124)
CERPASS	1,012	1,611	(599)
IGNYTE-3	4,219	2,375	1,844
Other RP1 study costs	5,200	1,590	3,610
Total RP1 costs	14,153	10,589	3,564
RP2	7,729	4,409	3,320
RP3	826	1,434	(608)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	23,679	23,653	26
Other	6,753	7,919	(1,166)
Total research and development expenses	$53,140	$48,004	$5,136
The overall increase of $5.1 million in total research and development expenses was driven by an increase of approximately $6.3 million in direct research costs, which includes an increase of $3.6 million in RP1 costs, as well as an increase of $3.3 million in spending on RP2. The increase in RP1 includes $3.6 million of other study costs including lab and operating supplies to support the Company's anticipated commercial and clinical demand. In addition, there was an increase of $1.8 million in costs related to the IGNYTE-3 confirmatory study, which ramped up activity and enrollment in this current fiscal year. These increases are somewhat offset by a decrease of approximately $1.2 million in the IGNYTE study as a result of the completion of enrollment in the IGNYTE advanced melanoma cohort during the year. In addition to the increases in RP1, there was an increase of $3.3 million in spending on RP2 as a result of increased enrollment in the REVEAL study as compared to the same quarter in the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses were $18.7 million for the three months ended December 31, 2025, compared to $18.0 million for the three months ended December 31, 2024. The increase of $0.7 million is primarily the result of the $3.8 million in personnel related costs in the sales and marketing and G&A functions as the Company continues to prepare for its first potential commercial launch of RP1, that included pre-launch planning and continued building of the Company's commercial infrastructure. The increase in personnel related costs is partially offset by a decrease of $3.4 million in external sales and marketing costs, as spending in this area decreased during this quarter while the Company worked with the FDA regarding the resubmission of the BLA for RP1.
Total other income (expense), net
Other income (expense), net was $0.6 million for the three months ended December 31, 2025, compared to income of $0.3 million for the three months ended December 31, 2024. The net change of $0.4 million is primarily attributable to a decrease in expense of $2.7 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions. The decrease in expense was partially offset by a decrease in investment income of $2.3 million as a result of a lower investment balance year over year.
Comparison of the nine months ended December 31, 2025 and 2024
The following chart summarizes our results of operations for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$168,860	$135,472	$33,388
Selling, general and administrative	77,721	$46,827	30,894
Total operating expenses	246,581	182,299	64,282
Loss from operations	(246,581)	(182,299)	(64,282)
Other income (expense):
Research and development incentives	1,138	1,222	(84)
Investment income	11,256	15,243	(3,987)
Interest expense on finance lease liability	(1,553)	(1,594)	41
Interest expense on debt obligations	(4,429)	(4,314)	(115)
Other (expense) income, net	(865)	(850)	(15)
Total other income (expense), net	5,547	9,707	(4,160)
Loss before income taxes	$(241,034)	$(172,592)	$(68,442)
Income tax (benefit) provision	$(311)	$575	$(886)
Net loss	$(240,723)	$(173,167)	$(67,556)
Research and development expenses
Research and development expenses for the nine months ended December 31, 2025 were $168.9 million, compared to $135.5 million for the nine months ended December 31, 2024. The following table summarizes our research and development expenses for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	8,073	10,831	(2,758)
ARTACUS	4,898	5,211	(313)
CERPASS	3,653	5,573	(1,920)
IGNYTE-3	15,554	4,909	10,645
Other RP1 study costs	15,162	7,075	8,087
Total RP1 costs	47,340	33,599	13,741
RP2	16,857	8,322	8,535
RP3	2,262	3,856	(1,594)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	77,645	67,712	9,933
Other	24,756	21,983	2,773
Total research and development expenses	$168,860	$135,472	$33,388
The total increase of $33.4 million in research and development expenses was attributable to an increase of $20.7 million in our direct research and development costs, as well as an increase of $12.7 million in unallocated expenses. The increase of approximately $20.7 million in our direct research and development costs primarily relates to an increase of $13.7 million in RP1 as a result of an increase of $10.6 million in spending related to the confirmatory study, which ramped up activity and enrollment in this current fiscal year, as well as $8.1 million in other RP1 study costs, specifically operating and lab supplies, and facility costs. These increases were slightly offset by decreases in the IGNYTE and CERPASS studies as a result of the completion of enrollment in the IGNYTE advanced melanoma cohort and declining enrollment and the wind down of the CERPASS study. In addition to the increases in RP1, there was an $8.5 million increase in spending on RP2 as a result of increased enrollment as compared to the prior year.
The increase in unallocated expenses includes $9.9 million in personnel-related costs and $2.8 million in other costs. The increase in personnel-related costs is primarily attributable to a $12.3 million increase in payroll and fringe benefits which largely reflected the increase in personnel in our research and development functions year over year as we expanded the development plan in multiple indications. The increase in other costs is driven primarily by an increase in medical affairs and facility costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $77.7 million for the nine months ended December 31, 2025, compared to $46.8 million for the nine months ended December 31, 2024. The increase of approximately $30.9 million in sales, general and administrative costs is driven by an increase of $18.4 million in personnel-related costs, as well as $7.7 million in sales and marketing costs related to promotional materials, market access and insights and analytics, as the Company prepares for a potential commercial launch of RP1. In addition, the year over year increase includes approximately $2.9 million in professional fees and consulting costs.
Total other income (expense), net
Other income (expense), net was $5.5 million for the nine months ended December 31, 2025, compared to income of $9.7 million for the nine months ended December 31, 2024. The net change of $4.2 million is primarily attributable to a decrease in investment income of $4.0 million as a result of the cash and investment balance being lower throughout the year as compared to the prior year due to normal cash burn.
Liquidity and capital resources
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we cannot predict when we may generate revenue from sales of any products, if at all.
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through December 31, 2025, we had received net proceeds of $1,112.1 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private investment in a public entity, and at-the-market offerings, as well as net $42.8 million from our incurrence of debt under the term loan agreement with Hercules. As of December 31, 2025, we had cash and cash equivalents and short-term investments of $269.1 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended December 31,
	2025	2024
	(Amounts in thousands)
Net cash used in operating activities	$(224,183)	$(138,519)
Net cash provided by (used in) investing activities	224,337	(16,096)
Net cash provided by financing activities	10,617	252,528
Effect of exchange rate changes on cash and cash equivalents	1,062	(125)
Net increase in cash and cash equivalents	$11,833	$97,788
Operating activities
During the nine months ended December 31, 2025, net cash used in operating activities was $224.2 million, primarily resulting from our net loss of $240.7 million partially offset by non-cash charges of $27.3 million, which primarily consist of stock-based compensation expense of $24.1 million and depreciation and amortization of $5.0 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $2.2 million, and a decrease in cash of $10.7 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2025 consisted primarily of a $5.9 million decrease in accounts payable, a $4.7 million decrease in accrued expenses and other current liabilities, and a $0.9 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
During the nine months ended December 31, 2024, net cash used in operating activities was $138.5 million, primarily resulting from our net loss of $173.2 million partially offset by non-cash charges of $26.7 million, which primarily consist of stock-based compensation expense of $26.8 million, somewhat offset by net amortization of premiums and discounts on short-term investments of $7.0 million, and an increase in cash of $7.9 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the nine months ended December 31, 2024 consisted primarily of a $4.7 million increase in accounts payable, a $2.5 million increase in accrued expenses and other current liabilities, a $1.9 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures, and a net $1.8 million change in operating and financing right-of-use assets and lease liabilities.
Investing activities
During the nine months ended December 31, 2025, net cash provided by investing activities was $224.3 million, consisting of $302.5 million in proceeds from sales and maturities of short-term investments, partially offset by $73.9 million in purchases of available for sale securities and $4.2 million in purchases of property, plant and equipment and capitalized software.

During the nine months ended December 31, 2024, net cash used in investing activities was $16.1 million, consisting of $332.0 million in purchases of available for sale securities and $5.6 million in purchases of property, plant and equipment and capitalized software, partially offset by $321.4 million in proceeds from sales and maturities of short-term investments.
Financing Activities
During the nine months ended December 31, 2025, net cash provided by financing activities was $10.6 million, relating primarily to $10.4 million from the issuance of common stock through ATM sales, as well as approximately $0.8 million in proceeds from the exercise of stock options and pre-funded warrants, somewhat offset by principal payments of the Company's financing lease obligation.
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
•hire, train and retain additional clinical, quality control, scientific and general and administration personnel;
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

As of December 31, 2025, we had cash and cash equivalents and short-term investments of $269.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2025, in addition to the additional draw down of debt from the third amendment to the loan agreement with Hercules and the cash raised from our ATM during the subsequent event period, will enable us to fund operations late into the first quarter of calendar 2027. This includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
Contractual obligations and commitments
During the nine months ended December 31, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 22, 2025.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were ineffective due to material weaknesses in internal control over financial reporting as described below.
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
Remediation activities
Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the previously identified material weaknesses. Although our remediation measures are ongoing, we believe the actions described below will contribute towards the remediation of the previously identified material weaknesses. During the nine months ended December 31, 2025, our remediation measures included the following:
•Engaging an external advisor to assist with documenting and testing the design and operating effectiveness of internal control over financial reporting and assist with the remediation efforts, as necessary;
•Redesigned, enhanced, and implemented certain IT general controls, including controls over the provisioning and monitoring of user access rights for certain systems;
•Designed and implemented controls to formalize roles and review responsibilities over segregation of duties across key financial systems; and
•Designed and implemented program change management computer operation and program development controls.

We believe that these actions will remediate the material weaknesses. However, the material weaknesses will not be considered fully remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.
Changes in internal control over financial reporting
As discussed above, there have been changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter, or CRL, from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. The Company and the other defendants deny any wrongdoing and will vigorously defend this action.

Following the class action complaint, three shareholders filed separate derivative actions on behalf of the Company in the District of Massachusetts captioned Chea v. Patel et al., Case No. 1:25-cv-12316-JEK, Wright v. Patel et al., Case No. 1:25-cv-12401-WGY, and Vochten v. Patel et al., Case No. 1:25-cv-12484-JEK. The plaintiffs allege substantially similar facts as the class action complaint and assert that the Company’s directors and officers breached their fiduciary duties. The parties have consolidated the derivative actions and agreed to a stay pending further developments in the class action.

On September 10, 2025, the Company received a letter from a shareholder demanding that the Company's board of directors take action to address alleged wrongdoing by certain directors and officers. The demand letter alleged substantially similar facts as the class action and derivative action complaints. The board of directors determined to defer action on the demand pending further developments in the class action.

On September 29, 2025, the U.S. Securities and Exchange Commission, or the SEC, informed the Company that it is conducting an investigation and requested that the Company produce certain documents and communications connected with the RP1 BLA. The investigation is reviewing essentially the same subject matter raised in the litigation following the CRL. The Company is cooperating with the SEC’s investigation and providing the requested materials.
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
•our ability to retain the continued service of our key professionals and to identify, hire, train and retain additional qualified professionals;
•our competitive position, and developments and projections relating to our competitors and our industry;

•the potential increased costs associated with tariffs imposed or threatened by the current U.S. administration on pharmaceuticals and pharmaceutical ingredients where there is no available exception; and

•the ongoing trade and military conflicts between Russia-Ukraine and Israel-Hamas and U.S.-China, including imposed and threatened tariffs, and other international hostilities and conflicts, and their impact on the global economy and related governmental imposed sanctions and potential material supplies and supply chain disruptions and global or national economic impacts such as inflation.
Risks related to product development
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.
All of our product candidates are in research or development. We have not generated any revenues from the sale of any product. Our lead product candidate, RP1, and any other product candidates will require extensive preclinical and/or clinical testing and regulatory review prior to approval and commercial use. We received a CRL from the FDA in respect of our BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma in July 2025. Following discussions with the agency, in October 2025, the FDA accepted our resubmission of the BLA for RP1. There can be no assurance, however, that our resubmitted BLA will result in approval. In the event of a negative outcome, we may determine that the development of RP1 is no longer viable. Any of our other research and development efforts may not be successful. Furthermore, even if our clinical development efforts result in what we believe to be positive data, our product candidates, including RP1, may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

•there may be events outside of our control, including, with respect to the budget, staffing, and funding of the U.S. Federal government, the FDA’s ability to hire, train and retain key personnel, the FDA’s ability to accept user fees, and other regulatory and policy changes. Disruptions at the FDA may slow the time to approval of a new drug or may otherwise impact our ability to obtain guidance from and interact with the agency. For instance, in recent years, the U.S. Federal government has experienced shutdowns. Should there be a full or partial prolonged government shutdown, it could significantly impact the ability of the FDA to review or slow the FDA in its review of any of our submissions or applications, which could have a materially adverse impact on our business; and
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
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
Certain of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting, training and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
We are not profitable and have incurred losses in each period since our inception. For the three months ended December 31, 2025 and 2024, we reported a net loss of $70.9 million and $66.3 million, respectively. At December 31, 2025, we had an accumulated deficit of $1,189.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for RP1, our other product candidates and any additional product candidates we may develop.

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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:
•completing research regarding, and preclinical and clinical development of RP1 and our other product candidates;
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
•obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•attracting, training, hiring, and retaining qualified personnel.
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
Our operations have consumed substantial amounts of cash since inception. At December 31, 2025, our cash and cash equivalents and short-term investments were $269.1 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of RP1 and our other product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of December 31, 2025, in addition to the additional draw down of debt from the third amendment to the loan agreement with Hercules and the cash raised from our ATM during the subsequent event period, will enable us to fund operations late into the first quarter of calendar 2027. This includes the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of RP1 or our other product candidates.
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

See Part I, Item 1C, Cybersecurity, in the Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, train and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our executive leadership team, as well as our other scientific, manufacturing, quality and medical personnel. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, without our inability to find suitable replacements, could result in delays in product development and harm our business.
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
•natural disasters, public health crises, political and economic crises, negative global climate patterns, or other catastrophic events, the possibility of an economic recession, international hostilities and trade disruptions, including, but not limited to those resulting from the current U.S. presidential administration, ongoing military conflicts, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances;
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
We may sell shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023, as amended, with Leerink Partners LLC, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military and trade conflicts, including the ongoing military conflicts between Russia-Ukraine and Israel-Hamas and the ongoing trade conflict between U.S. and China, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. A weak or declining economy or political disruption, including any international trade disputes, economic instability, changes in tax laws and regulations and additional tariffs, including based on the current U.S. presidential administration, export controls, and increased interest rates could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Although we do not currently operate in Russia, Ukraine, Israel or China, those conflicts may impact, and if any of those conflicts broaden it may further impact, the markets, countries or territories in which we do operate or intend to operate, which could have a negative impact on our ability to achieve our objectives or timelines.

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

On October 6, 2022 we and certain of our subsidiaries entered into a Loan and Security Agreement, or the Hercules Loan Agreement with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, which such agreement was subsequently amended in June 2023, December 2023 and January 2026. The Hercules Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan Agreement also contains customary affirmative and negative covenants that, among other things, may limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Hercules Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on June 13, 2024.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the three months ended December 31, 2025, the following officer and/or director adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) and/or have a Rule 10b5-1 trading arrangement that entered an active trading period that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(3)
Christopher Sarchi,Chief Commercial Officer	12/15/2025(2)	18,500	December 11, 2026
Andrew Schwendenman, Chief Accounting Officer	12/16/2025(2)	66,983	August 28, 2026

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

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.
Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
10.1†*	Form of U.K. Strategic Initiative Restricted Stock Unit Grant Agreement
10.2†*	Form of U.S. Strategic Initiative Restricted Stock Unit Grant Agreement.
10.3*	Third Amendment to Loan and Security Agreement, dated as of January 29, 2026, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

REPLIMUNE GROUP, INC.

Dated: February 3, 2026	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 3, 2026	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: February 3, 2026	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)