Form 10-K
period 2026-03-31
Replimune Group, Inc.
filed 2026-06-29
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $234.5 million, based on the closing price of the registrant’s Common Stock on September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 83,945,161 shares of Common Stock outstanding as of June 25, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2026. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

REPLIMUNE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2026

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
•our ability to address comments in the second Complete Response Letter, or CRL, related to our Biologics License Application, or BLA, for RP1 in combination with nivolumab for the treatment of advanced melanoma to the satisfaction of the FDA, and the outcome of a resubmitted BLA;
•the timing, scope, or likelihood of foreign regulatory filings and approvals;
•our ability to develop our product candidates for use in combination with other checkpoint blockade therapies, including anti-PD-1;
•our ability to develop and advance any future product candidates into, and successfully complete, clinical trials;
•our expectations regarding the size of the patient populations for RP1, RP2 and/or any other product candidates from our RPx platform if approved for commercial use;
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
•the impact of laws and regulations; and
ii

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

In this Report, the words “Company,” “we,” “our,” “us” and “Replimune” refer to Replimune Group, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, Replimune and its subsidiaries.
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

Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added that are intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform is intended to have unique dual local and systemic activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. Our product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile, the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. We currently have two RPx product candidates in our development pipeline, RP1 (vusolimogene oderparepvec), our lead product candidate and RP2 (sturlimgene erparepvec). Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.

We have been conducting a number of clinical trials of RP1, both as a monotherapy and in combination with anti-PD-1 therapy, with the goal of establishing a major skin cancer treatment franchise.

Our leading clinical trial of RP1 is referred to as the IGNYTE trial, which is a multi-cohort clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1.

The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD-1 failed melanoma cohort from the IGNYTE trial includes 140 patients who received RP1 in combination with nivolumab. The primary analysis by independent central review was triggered once all patients had been followed for at least 12 months. As reported in the Journal of Clinical Oncology 43(33):p 3589-3599, of the 140 patients enrolled, 48.6% had stage IVM1b/c/d disease, 65.7% had primary anti–PD-1 resistance, 56.4% were PD-L1 negative, and 46.4% received prior anti–PD-1 and anti–cytotoxic T-lymphocyte antigen-4, or anti-CTLA-4, therapy. The confirmed ORR was 32.9% (15.0% complete response) and the responses occurred with similar frequency, depth, duration, and kinetics for injected and non-injected lesions, including visceral lesions. The median duration of response was 33.7 months and overall survival rates at 1 and 2 years were 75.3% and 63.3%, respectively. A 3-year landmark overall survival analysis from the IGNYTE clinical trial was recently presented at the 2026 American Society of Clinical Oncology annual meeting in May 2026. RP1 plus nivolumab achieved a median overall survival (mOS) of 32.9 months in patients with anti–PD-1–failed advanced melanoma. At 3 years, 47.8% of all treated patients remained alive, rising to 83.5% among responders. The survival benefit was observed across all key patient subgroups, including those with varying disease stage, PD-L1 expression status, prior anti–CTLA-4 therapy, and primary or secondary anti–PD-1 resistance. The combination of RP1 and nivolumab continued to demonstrate a favorable and manageable safety profile over long-term follow-up, with predominantly Grade 1–2 constitutional side effects, no Grade 5 events, and no new safety signals identified.

In November 2024, we announced submission of our first Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or the FDA, for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen, and that the FDA had granted Breakthrough Therapy designation for RP1 in combination with nivolumab in the same setting. The submission was made under the accelerated approval pathway. The FDA accepted our BLA and granted priority review with a Prescription Drug User Fee Act, or PDUFA, goal date of July 22, 2025. On July 21, 2025 the FDA issued a complete response letter, or

CRL, for the RP1 BLA for the treatment of advanced melanoma. The FDA stated in the CRL that it was unable to approve the application in its present form and that the IGNYTE trial was not considered to be an adequate and well-controlled clinical investigation that provided substantial evidence of effectiveness, including contribution of components. Furthermore, the FDA said the trial could not be adequately interpreted due to the heterogeneity of the patient population. On September 2, 2025 we announced that a type A meeting with the FDA had been scheduled to discuss the CRL following our submission of a briefing book addressing the points raised in the CRL, highlighting prior agreements related to the patient population, criteria for PD-1 resistance, and use of literature to support contribution of components. The briefing book also included an additional analysis of data from the BLA and addressed comments about the Phase 3 confirmatory trial design raised by the FDA in the CRL. On September 18, 2025 we announced that, following the type A meeting with the FDA to discuss the CRL, which was conducted on September 16, 2025, we were evaluating feedback received during the type A meeting to determine our next steps and that, at that time, a path forward under the accelerated approval pathway had not been determined. Following the evaluation of FDA feedback and minutes from the type A meeting, we resubmitted the BLA on October 9, 2025. On October 20, 2025 we announced that the FDA had accepted the resubmission of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma in patients who progress on an anti-PD-1 containing regimen. The resubmission of the BLA included additional information, data and analyses that will be part of the BLA review. The FDA indicated that the resubmission is considered to be a complete response to the CRL and set a target action date of April 10, 2026 based on a Class 2 resubmission timeline.

On April 10, 2026, the FDA issued a second CRL for the RP1 BLA for the treatment of advanced melanoma. The second CRL reiterated points made in the first CRL that were presumably addressed by the FDA accepting the BLA for resubmission indicating the resubmission was a complete response to the initial CRL. The second CRL also reverses on points the FDA made in the September 2025 Type A meeting following the initial CRL. We announced on May 29, 2026, that following collaborative communications with the FDA, the Company and the FDA aligned on a path forward for resubmission and reconsideration of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. In that announcement, we reported that the FDA indicated that it will treat the BLA resubmission as an urgent matter upon receipt and will prioritize its review in recognition of the significant unmet need for patients in the advanced melanoma community. Without an accelerated approval of the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma from this resubmitted BLA we might not be able to continue the development of RP1 for this indication, if at all, and we may be required to implement a restructuring plan and review our priorities across the RPx portfolio and the company as a whole. On June 26, 2026 we announced the FDA accepted the BLA resubmission as a Class 1 resubmission with an action date of August 2, 2026. The FDA also stated that they would convene an advisory committee meeting in late July 2026.

In August 2024, we announced the dosing of the first patient in the IGNYTE-3 trial, or the I-3 trial, a 2-arm randomized Phase 3 clinical trial with physician's choice of treatment as a comparator arm in anti-PD-1 failed melanoma patients. In the September 2025 type A meeting minutes following the initial CRL, the FDA stated a control arm of nivolumab in combination with relatlimab (Opdualag(R)) may be an acceptable comparator for the I-3 randomized controlled trial. However, in the second CRL we believe the FDA reverted on its position in the September 2025 type A meeting. Following the recent collaborative communications with the FDA we plan to continue working with the FDA on a path forward for the I-3 trial. We continue to enroll patients in the I-3 trial.

In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, or BCC, and angiosarcoma in this cohort. The data showed that treatment with RP1 in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of RP1 and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. We provided updated data from the NMSC cohort during our June 2025 Investor Day event and in October 2025 at the European Society for Medical Oncology, or ESMO, conference. Responses to RP1 plus nivolumab occurred across the NMSC tumor types enrolled, with confirmed responses seen in patients with both anti–PD-1 naïve and anti-PD-1 failed disease, as well as both in locally advanced and metastatic disease. The ORR by NMSC tumor type for anti-PD-1 naïve patients was 100.0% (n=4) in MCC, 33.3% (n=3) in BCC, 66.7% (n=6) in angiosarcoma, and 56.3% (n=16) in CSCC. The ORR by NMSC tumor type for anti-PD-1 failed patients was 26.3% (n=19) in MCC, 30.0% (n=10) in BCC, 37.5% (n=8) in angiosarcoma, and 15.2% (n=33) in CSCC. We closed enrollment in the NMSC tumor type cohorts in the fourth quarter of 2025.

We had been furthering development of RP1 through enrollment in a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which we referred to as the ARTACUS trial. The ARTACUS trial enrolled 69 patients to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. Most recently, Dr. Michael R. Migden presented updated data from the ARTACUS trial at the

Society for Melanoma Research 22nd International Congress in October 2025. This updated data showed anti-tumor activity in locally advanced CSCC with an ORR of 34.6% (CR rate of 23.1%) and 2-year duration of response of 61.0%. Furthermore, the data showed that RP1 monotherapy continued to be well tolerated and the safety profile continued to be similar to that observed in non-immunocompromised patients with advanced skin cancers, and, importantly, no implant rejections were attributed to the RP1 treatment. We have closed enrollment in the ARTACUS trial and are planning a publication of the data in 2026.

Our previous clinical trial of RP1 in patients with CSCC, which we referred to as the CERPASS trial, is fully closed and we are planning for a study report to be available in 2026.

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

We continue the development of our product candidate RP2 with the goal of moving beyond skin cancers and aiming to treat the more prevalent tumor types commonly found in liver and lung metastasis and including those involving primary liver cancer. Notably, as previously reported, from our Phase 1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD-1 and in particular in patients with metastatic uveal melanoma, or mUM. In November 2023, we presented updated data from a cohort of mUM patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median DOR at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD-1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of mUM patients was 58.8%.

Leading the development of the RP2 product candidate is our REVEAL study. The REVEAL study is enrolling patients in a registration-directed study of RP2 in mUM patients who are immune checkpoint inhibitor-naïve. The REVEAL study is a randomized, Phase 2/3 open label study expected to enroll approximately 280 patients to investigate the efficacy and safety of RP2 in combination with nivolumab vs. ipilimumab in combination with nivolumab in immune checkpoint inhibitor naïve adult patients with metastatic uveal melanoma. The primary endpoints of the trial are overall survival and progression free survival, and key secondary endpoints are overall response rate and disease control rate. In January 2026 we announced the Phase 2/3 transition is expected to occur in the first quarter of 2027.

We continue our signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the 2L setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. The protocol has been amended to include RP2 as monotherapy and we plan to release preliminary HCC data by the end of 2026. We have also opened a cohort in our RP2 study to investigate the potential to address biliary tract cancer, or BTC, through the dosing of RP2 in combination with durvalumab. We are currently evaluating these signal finding studies.

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

Replimune Pipeline

	Clinical Trials	Indication	Phase I/II	Phase II	Registration	Topline Data
RP1 Engineered HSV backbone + GM-CSF + GALV-GP R-	**IGNYTE-3** + nivolumab	**Melanoma** (anti-PD-1 failed)				
	IGNYTE + nivolumab	**Melanoma** (anti-PD-1 failed)				**ORR:** 33.6%, **mDOR:** 24.8 mos **3-YR OS:** 45%; (n=140) **ORR:** ~25-30%, **DOR:** >12 mos
RP2 Engineered HSV backbone + GM-CSF + GALV-GP R- + anti-CTLA-4	**REVEAL** + nivolumab	**Uveal Melanoma** (ICI Naive)				**ORR:** 29.4%, **mDOR:** 11.5 mos; (n=17)
	HCC/BTC + atezolizumab/bevacizumab / + durvalumab	**HCC/BTC** (anti-PD-1 failed & 1L maintenance)

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

We estimate approximately 13,000 patients progress on or after PD-1 treatment annually in the U.S. with approximately 80% of these patients eligible for treatment with RP1 in combination with nivolumab, if approved. Importantly, we believe these treatments will take place in the outpatient setting, not require hospitalization and that nearly all of these patients are being treated in healthcare settings that have interventional radiology onsite or readily accessible, further supporting the anticipated rapid adoption of RP1 plus nivolumab for the treatment of advanced melanoma.

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

We have also been investigating RP1 as a potential product candidate for the treatment of non-melanoma skin cancers, or NMSC, which is a collection of common cancer types which occurs mainly in fair-skinned populations. About 80% of all NMSC are basal cell carcinomas, squamous cell carcinomas represent about 20%, with other diagnoses representing around 1% or less.

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

RP2 Leading Indication

Uveal melanoma, or mUM, represents the predominant primary intraocular malignancy among adults, comprising over 95% of cases. Globally, the estimated annual incidence of mUM is approximately 4,800 individuals, with an estimated 1,700 new diagnoses occurring in the U.S. each year. Risk factors for developing mUM include fair skin, light-colored eyes, congenital ocular melanocytosis, melanocytoma, and the BAP1-tumour predisposition syndrome. It is estimated that greater than about 90% of mUM cases develop metastatic liver tumors. Historically, one-year survival rate of patients with distant metastases (such as liver metastases) is 15%, while reported median survival time is less than 1 year ranging from four to fifteen months. RP2 is currently being investigated in a randomized, Phase 2/3 open label study to investigate the efficacy and safety of RP2 in combination with nivolumab vs. ipilimumab in combination with nivolumab in immune checkpoint inhibitor naive adult patients with metastatic uveal melanoma.

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

For the core technology in our RPx platform and each of our product candidates, we initially filed six patent applications under the Patent Cooperation Treaty, or PCT. All six of these PCT applications have entered the national phase and are in different stages of pending and/or issued in a range of countries. Patent examination has started and continues in these national phase applications. Thirteen U.S. patents have been granted by the applicable authorities in the U.S. Six patents have been granted by the applicable authorities in each of the European Union and Japan. Five patents have been granted by the applicable authorities in Hong Kong, four patents have been granted by the applicable authorities in China and three patents have been granted by the applicable authorities in each of Australia and Israel. Two patents have been granted by the applicable authorities in each of Singapore and Mexico, and one patent has been granted by the applicable authorities in each of Brazil, India and South Korea. The granted U.S. patents include US patent numbers 10,570,377; 10,612,005; 10,626,377; 10,947,513; 11,427,810; 11,473,063; 12,024,724; 12,049,647; 12,059,444; 12,397,053; 12,458,696; 12,465,639; and 12,564,633 and include description and claims directed to oncolytic virus compositions of matter, pharmaceutical compositions encompassing an oncolytic virus and methods of use in treating cancer with oncolytic virus compositions. We have successfully defended all oppositions that have been brought by third-parties against our issued patents to-date and have maintained our proprietary position. We continue to vigorously pursue advancement and defense of our patents and patent applications through the respective patent offices in which they are granted or pending throughout the world. See "Risk factors - Risks Related to intellectual property."
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
Sales and marketing

None of our product candidates have been approved for sale. If and when our product candidates advance closer to marketing approval, we intend to commercialize them on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. We may take different approaches to commercialization in different geographies. Following our reduction in force after receiving the second CRL, we no longer have in-house sales, marketing or commercialization staff and will need to rebuild these capabilities to commercialize any of our product candidates, if approved. Clinical data, the size of the opportunity for our product candidates, and the size of the commercial infrastructure required will influence our commercialization plans and decision making.

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
FDA and EU/UK regulation
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
•satisfactory completion of an FDA inspection (remotely or in person) of the manufacturing facility or facilities at which the products are produced to assess compliance with current good manufacturing practices, or cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection (remotely or in person) of selected clinical sites and selected clinical investigators to determine GCP compliance; and
•FDA review and approval of the BLA to permit commercial marketing for particular indications for use.
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
Clinical trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. Sponsors will also be required to provide FDA with diversity action plans, once this requirement goes into effect. In addition, an IRB at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Special clinical trial ethical considerations also must be taken into account if a study involves children. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be added to the IND for FDA review and sent to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.
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

•Phase 3 — These adequate and well controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk benefit profile of the product, and to provide adequate information for the labeling of the product. The FDA typically requires that an NDA or BLA include data from adequate and well-controlled clinical trials which provide substantial evidence of efficacy.

Additional kinds of data may also help to support a BLA, such as patient experience data and real-world evidence. Real world evidence may also be used to assist in clinical trial design. FDA also has different programs, such as for genetically targeted and variant protein targeted products and platform technologies which, if the relevant criteria are met, can help to streamline or expedite product development and approval.
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

In relation to the clinical trial in the United Kingdom or European Union and in so far as trials will be conducted in other countries with a view to obtaining a marketing authorization from the Medicines and Healthcare products Regulatory Agency, or MHRA in the United Kingdom, or the European Medicines Agency / European Commission or national Member States authorities in Europe, there are broadly equivalent GLP, GCP, cGMP and ethical approval requirements. In the European Union, these rules are memorialized in the form of Regulations, which are directly enforceable in all European Union member states or Directives, which must be implemented nationally. A new Regulation (EU) 536/2014 regarding clinical trials of medicinal products for humans, in force since January 2022, updated the clinical trials regime and included the creation of a uniform framework for the submission of applications for clinical trials by all interested EU member states. Approval of trials and enforcement of such rules is conducted by the regulatory authority in which the trial is carried out. With the departure of the United Kingdom from the European Union in January 2021, the United Kingdom is not covered by the European Union Clinical Trial Regulation and is instead subject to rules equivalent to the previous 2001 EU Clinical Trials Directive.
Combination products
Biologic products may be regulated as combination products if they are intended for use in conjunction with medical devices, such as a delivery device. In such cases, the use of the two products together (i.e., the biological product and the device) must be shown to be safe and effective for the proposed intended use, and, the labeling of the two products must reflect their combined use. In some cases, the device component may require a separate premarket submission; for example, when the device component is intended for use with multiple therapeutics. In the United States, sponsors of clinical studies using investigational devices are required to comply with FDA’s investigational device exemption regulations. Once approved or cleared, the sponsor of the device component submission (or the combination product submission, if both components are covered by one premarket submission) would need to comply with FDA’s post-market device requirements, including establishment registration, device listing, device labeling, unique device identifier, quality system regulations, medical device reporting, and reporting of corrections and removals. In the European Union and United Kingdom there are similar requirements and obligations.
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

The FDA reviews applications to determine, among other things, whether a product is safe, pure and potent and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a BLA, the FDA typically will inspect (remotely or in person) the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA the FDA will inspect (remotely or in person) of one or more clinical trial sites to assure compliance with GCPs.

After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval, and describes all of the specific deficiencies that the FDA identified in the BLA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. In 2025, the FDA started publicly releasing complete response letters after issuance, for both products that eventually obtained approval and products that have not yet received approval.

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

While there is no separate route for biologics, broadly equivalent requirements and controls apply to the submission of marketing authorization applications to the European Medicines Agency in the European Union or MHRA in the United Kingdom, and to the requirement to conduct pediatric testing and, post-approval obligations on, the holders of such marketing authorizations.

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

Product candidates eligible for FDA’s accelerated approval pathway are those that are intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under this pathway, FDA may approve a marketing application based upon adequate and well-controlled clinical trials that evaluate a product candidate’s effect on a surrogate endpoint, which is an endpoint that is reasonably likely to predict clinical benefit, or a product’s effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity, or prevalence of the condition and availability or lack of alternative treatments. Products approved under the accelerated approval pathway must complete Phase 4 clinical trials to demonstrate the product’s clinical benefit. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also, and frequently does, require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. If a confirmatory study is not sufficiently advanced at the time of a marketing application, FDA can issue a complete response letter rather than approve the product. Reports on the progress of the required confirmatory studies must be submitted to FDA every 180 days after approval. If the confirmatory studies fail to verify the clinical benefit of the product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. Promotional materials for a drug or biologic approved under the accelerated approval pathway are subject to FDA prior review.

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
Biosimilars and exclusivity
The Biologic Product Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products shown to be "biosimilar to" or "interchangeable with" an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use (though a biosimilar may be licensed for fewer indications than that of its reference product), route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has issued a number of guidance documents outlining its approach for review and approval of biosimilars, including guidance documents on the demonstration of interchangeability and the licensure of biosimilar and interchangeable products for fewer than all of the reference product’s licensed conditions of use. Moreover, in 2025, the FDA took steps to facilitate the development and approval of biosimilar and interchangeable products, easing the requirements for comparative efficacy studies for biosimilar products and switching studies for interchangeable products.
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
In the European Union there is a period of 8 years of data protection and an additional 2 years of marketing protection. The marketing protection can be extended by 1 year to a total of 11 years for the authorization of a new indication that demonstrates significant benefit over existing treatments. Those seeking to market biosimilars cannot apply on an abridged basis for a marketing authorization for eight years from when the reference product was first authorized in the European Union and cannot place it on the market for 10 or 11 years from such first authorization. Similar provisions apply in the United Kingdom. The European Union has recently agreed (although has not yet adopted) a new regulatory regime that will reduce the baseline period of protection to 8 years of data protection and 1 year of market protection, with the possibility of extending the market protection period if certain criteria are met. These changes will not apply in the United Kingdom.

If approved, biologics may also be eligible for periods of United States patent term restoration. If a timely application is made and if granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated through an equation that takes into account half of the time from the effective date of an IND to the initial submission of a complete marketing application and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

In the European Union and United Kingdom, a supplementary protection certificate, or SPC, can similarly extend a patent term for a maximum of five years if the relevant criteria are met, although this is not limited to biological products. A further six-month additional extension is available if the SPC relates to a medicinal product for which data has been submitted according to a Pediatric Investigation Plan.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA notice or review and approval. There also are continuing annual program user fee requirements for approved products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon sponsors and third-party manufacturers. The information that must be submitted to FDA regarding manufactured products further includes the volume of drugs produced during the prior year. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, require label modifications or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. Many states also regulate the distribution of drug product samples and commercial product.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Within recent years, the President and the FDA have also taken actions to encourage the use of U.S. domestic manufacturing sites, which may impact manufacturing operations. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are consistent with the FDA approved label. All promotional and advertising statements must further be truthful and non-misleading, adequately The FDA has become increasingly active in the advertising and promotional spaces, including issuing new and updated guidances and increasing its enforcement activity regarding promotion and advertising, both in the areas of promotional statements to healthcare providers and direct to consumer advertising. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners must be transferred electronically and interoperably. Manufacturers must further verify that purchasers of the manufacturers’ products are appropriately licensed. Additionally, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
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
Broadly equivalent requirements, controls and sanctions apply to supply, QA, manufacture, labelling, advertising, pharmacovigilance and tracing of medicinal products as imposed by European Union and United Kingdom laws and enforced by European Union or United Kingdom national regulatory authorities.
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

In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. There are also a number of additional standards that apply to oncolytic virus products. The FDA has issued various applicable guidance documents on factors that the agency considers during product development including, but not limited to, preclinical assessments; chemistry manufacturing and controls; and long-term patient and clinical study subject follow up and regulatory reporting. In the European Union and United Kingdom, while there is no direct equivalent to the separate route for biologics, the EMA and MHRA issue scientific guidelines on biological medicinal products that should be followed and incorporated into the marketing authorization application for biological products.

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
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, on the other, as well as to free trial and starter prescriptions provided through pharmacies. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Health and Human Services, or HHS, recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Recent legislation has delayed implementation of the aforementioned regulation until January 1, 2032. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several U.S. courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The ACA modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, failure to comply with cGMP requirements, and allegations as to misrepresentations with respect to products, contract requirements and services rendered. In addition, private payers have filed follow-on lawsuits alleging fraudulent misrepresentation. Intent to deceive is not required to establish liability under the civil False Claims Act. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may, under most circumstances, pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into hundreds of millions of dollars. For these reasons, since 2004, civil False

Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, judgment for violating the civil False Claims Act may result in exclusion from participation in federal health care programs, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.
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
In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program.
Payment or reimbursement of prescription therapeutics, including, but not limited to, by Medicaid or Medicare requires manufacturers to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. The Medicaid Drug Rebate statute also imposes inflation penalties, and recent legislative changes have removed the caps limiting the magnitude of these Medicaid penalties and the implementation of new inflation penalties applicable to the Medicare program. In addition to the Medicaid statutory rebate, states are authorized to negotiate supplemental rebates on pharmaceuticals included in their formularies. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. For products approved under a BLA (including biosimilars), or an NDA, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Department of Veterans Affairs, or VA, a different price called the Non-Federal Average Manufacturer Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All of these price reporting requirements create risk of inadvertently submitting false information to the government, and potential FCA liability.
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

Under the federal Physician Payments Sunshine Act and its implementing regulations, manufacturers of biologics for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) must make annual reports to CMS regarding payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, U.S. licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and U.S. teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Certain research payments, including for clinical trials, are included within the ambit of this law. CMS makes the reported information publicly available.

There are also federal consumer protection and unfair competition laws that broadly regulate marketplace activities and activities that potentially harm consumers.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; require the registration of pharmaceutical sales representatives; or require manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.
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
As a result of the above, we may need to conduct expensive pharmacoeconomic and/or health technology assessment studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA and European approvals. Our product candidates may not be considered medically necessary or cost-effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost.

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

While there are recent changes in Europe to coordinate the health technology assessment process, separate negotiations take place with the relevant pricing and reimbursement authorities in each member state and may include a variety of risk share agreements with payors.
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

For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals would have been based on a price that reflected the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that was at least sixty percent of the U.S. GDP per capita. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. This rule has now been rescinded, but other efforts to address the costs of pharmaceuticals have been adopted, including the Inflation Reduction Act of 2022, or the IRA. The IRA requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure to reach an agreement can subject manufacturers to an excise tax or withdrawal of all drug products from coverage under Medicare and Medicaid. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation and caps Medicare out-of-pocket drug costs at $2,000 a year. Failure to participate in negotiations or to reach an agreement can result in a manufacturer being required to withdraw all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could further be affected by the ongoing changes in leadership at Health and Human Services (HHS) and CMS under the current administration. In November 2025, CMS also introduced the GENEROUS Model, which requires manufacturers to provide rebates aligned with most favored nation pricing to participating state Medicaid programs that opt into the program. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services in the U.S., which could result in additional pricing pressures.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2%, at present that reduction has been extended through 2032. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates if approved and commercialized.
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
Human capital

As of March 31, 2026, we employed 465 employees, all of which are full-time employees. Of the 465 employees, 349 are in research and development and 116 are in selling, general and administrative functions. In April 2026, we implemented a plan for a restructuring, which included a reduction of our workforce by approximately 55%. Without a near-term accelerated approval of our BLA for RP1 plus nivolumab for the treatment of advanced melanoma, we may be required to initiate a further reduction in our workforce. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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
Risks related to product development
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We cannot be certain that we will be able to successfully develop our product candidates or obtain regulatory approval for our product candidates, including following the CRLs we received for our BLA of RP1 in combination with nivolumab for the treatment of advanced melanoma. We have never generated any revenue from product sales and may never be profitable.
All of our product candidates are in various stages of research or clinical development. We have not generated any revenue from the sale of any product to date. Our lead product candidate, RP1, and any other product candidates require extensive preclinical and/or clinical testing and regulatory review from the FDA prior to approval and commercial use. It is possible that the FDA will not approve an application that we may submit, or our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates. Any delay or failure in obtaining required approvals could have a material adverse effect on our business. For example, in July 2025, we received a CRL from the FDA in connection with our BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. Following discussions with the agency, in October 2025, the FDA accepted our resubmission of the BLA for RP1. On April 10, 2026, the FDA issued a second CRL in connection with our BLA for RP1 for the treatment of advanced melanoma. On May 29, 2026, we announced that following collaborative communications with the FDA, we will resubmit our BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. On June 26, 2026 we announced the FDA accepted the BLA resubmission as a Class 1 resubmission with an action date of August 2, 2026. The FDA also stated that they would convene an advisory committee meeting in late July 2026. There is no assurance that following the FDAs acceptance of our resubmission of our BLA for RP1 in combination with nivolumab, we will be able to satisfy the FDA’s concerns.
The process from development to commercialization can take many years and will likely require the expenditure of substantial resources beyond the proceeds we currently have on hand, without any guarantee or assurance that we will be successful with regulatory approval, or commercial success, of such product candidate. If we are unable to obtain regulatory approval from the FDA, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of RP1.

In addition, any of our other research and development efforts may not be successful. Furthermore, even if our clinical development efforts result in what we believe to be positive data, our product candidates, including RP1, may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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

•changes within the FDA, including its leadership may impede or delay our ability to develop and obtain approval for our product candidates, including due to changing priorities and policies. By example, over the last year, there have been a number of different leadership changes within the agency, which may continue; and
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
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
We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection (remotely or in person) of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdiction, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:
•be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;
•contain significant safety warnings, including boxed warnings, contraindications, and precautions;
•not be approved with label statements necessary or desirable for successful commercialization; or
•contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS or equivalent post-marketing measures to monitor the safety or efficacy of the products.

We previously submitted a BLA to the FDA for our lead product candidate, RP1. In January 2025, the FDA accepted our BLA and granted priority review with a PDUFA action date of July 22, 2025. On July 21, 2025 the FDA issued a CRL stating it was not able to approve the BLA for RP1 in its present form. Following discussions with the agency, in October 2025 the FDA accepted our resubmission of the BLA for RP1. On April 10, 2026 the FDA issued a second CRL to our BLA for RP1 for the treatment of advanced melanoma. On May 29, 2026, we announced that following collaborative communications with the FDA, we will resubmit our BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. On June 26, 2026 we announced the FDA accepted the BLA resubmission as a Class 1 resubmission with an action date of August 2, 2026. The FDA also stated that they would convene an advisory committee meeting in late July 2026. There can be no assurance that the deficiencies identified in the CRLs will be addressed to the FDA’s satisfaction in the resubmitted BLA.

Furthermore, the FDA retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of RP1, which could further delay or prevent its approval or limit the approved commercial use. The FDA could also require post-market commitments or requirements following an approval that are onerous, costly or may not be feasible in the time required by the FDA and that ultimately limit or inhibit the continued development or commercialization of RP1. In addition, either the substance of the items identified by the FDA in either or both of the CRLs, or the CRLs themselves, could have an adverse impact on our efforts to obtain marketing authorization for RP1 from other regulatory authorities.

Our ability to market, sell, distribute, obtain acceptable reimbursement for, set pricing for, and continue to operate and develop RP1 may be further delayed, adversely affected or prevented altogether. If we discontinue the development of RP1, we may be forced to implement a restructuring plan, which could have an adverse impact on our ability to efficiently commercialize our other product candidates, if approved. Additionally, a restructuring plan could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected. We may ultimately be prevented from or significantly delayed in achieving profitability and our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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

Our product candidates may be subject to review by an FDA advisory committee, and an unfavorable recommendation could adversely affect our business.

The FDA may convene an advisory committee to review and evaluate data relating to one or more of our product candidates. Advisory committees are comprised of independent experts who provide recommendations to the FDA regarding the approval, labeling, post-marketing requirements, and other regulatory matters associated with product candidates. Although the FDA is not bound by an advisory committee's recommendation, it generally gives significant weight to the committee's views when making regulatory decisions.

If an advisory committee reviewing one of our product candidates recommends against approval, expresses concerns regarding the safety, efficacy, manufacturing, labeling, or risk-benefit profile of the product candidate, or recommends additional clinical studies or other requirements, the FDA may delay, limit, or deny approval. Even if the advisory committee ultimately recommends approval, the FDA may impose significant restrictions on the approved indication, require post-marketing commitments, or otherwise limit the commercial opportunity for the product candidate.

The announcement of an advisory committee meeting, the committee's deliberations, the publication of briefing materials, or the committee's recommendation may create significant uncertainty regarding the regulatory prospects of our product candidates and could result in substantial volatility in the market price of our common stock. An unfavorable outcome could materially harm our business, financial condition, results of operations, and prospects.
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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off label uses, and our business, financial condition, results of operations, stock price and prospects may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA’s and comparable foreign regulatory authorities’ strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the relevant regulatory authorities. These off label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off label use.

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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, supply obligations and shortage reporting, risk management plans, supply chain security, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post approval.
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
We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities to monitor and ensure compliance with cGMPs and other regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA preapproval for product and manufacturing changes.
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
•regulatory authority conducting a review into safety information, or issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;
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

The FDA’s policies or those of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. Further, action in one country may lead to similar or different action in another. Changes in medical practice and standard of care may also impact the marketability of our product candidates.
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

We currently conduct clinical trials outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Even if the foregoing is complied with, there can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. By example, over the last year, new policies have been proposed to encourage companies to conduct clinical trials in the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Obtaining and maintaining marketing approval for our product candidates in one jurisdiction would not mean that we will be successful in obtaining marketing approval of that product candidate in other jurisdictions, which could prevent us from marketing our products internationally.

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of RP1 or any of our other product candidates, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. The CRLs that we have received for RP1 may also impact foreign regulatory authorities’ willingness to grant marketing authorization in their countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Additionally, with the full departure of the United Kingdom from the European Union in January 2021, commonly referred to as Brexit, there is continuing regulatory uncertainty in the United Kingdom. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, and the degree to which the United Kingdom and European Union regulatory regimes align or diverge could materially impact the execution of our clinical trials or approval of our product candidates in the United Kingdom or the European Union.
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
•achieving appropriate coverage, pricing and reimbursement for our product candidates;
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
•an inability to secure adequate coverage, pricing and reimbursement by government and private health plans;
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

We have concentrated all of our research and development efforts on our product candidates based on our proprietary RPx platform, and our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in connection with our product candidates, whether arising from our past work, or future work, will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA and foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
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

Sales of any approved drug candidate will depend in part on the availability of coverage, pricing and reimbursement from third-party payers such as government insurance programs, including, but not limited to, Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage, pricing and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate formulary coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly-approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue.

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
The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are co-administered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDA-approved oncolytic immunotherapy, T-Vec (also referred to as Imlygic(R) (Amgen, Inc.)), which has yet to enjoy broad market acceptance. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and surveys of clinics. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.
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
We are not profitable and have incurred losses in each period since our inception. For the years ended March 31, 2026 and 2025, we reported a net loss of $313.9 million and $247.3 million, respectively. At March 31, 2026, we had an accumulated deficit of $1,262.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our RPx product candidates and any additional product candidates we may develop.

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
Our operations have consumed substantial amounts of cash since inception. At March 31, 2026, our cash and cash equivalents and short-term investments were $268.9 million. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our RPx product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
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
We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of March 31, 2026, will enable us to fund operations into the first quarter of calendar 2027, which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our RPx product candidates.

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
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell RP1 and our other product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938, or the '938 Patent, held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. In November 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the United States Patent and Trademark Office, or the USPTO, seeking to invalidate certain claims of the ‘938 Patent. In August 2023 we entered into a Settlement Agreement with Amgen and mutually agreed to terminate our challenges to their patents. In connection with the Settlement Agreement, we entered into a License and Covenant Agreement with Amgen in which we agreed to pay Amgen low single-digit royalty payments on net sales of our products that, but for the license, could be found to infringe a valid Amgen patent on a country-by-country and product-by-product basis.
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
We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of our product candidates, could impact the chance of any such data being accepted by regulatory authorities, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.
Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (remotely or in person) of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs, the applicable study protocols and plans, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may not accept such data or may require us to perform additional studies.

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

A failure to comply with the applicable regulatory requirements, including periodic inspections, may result in regulatory enforcement actions against our manufacturing or us (including criminal fines and civil penalties, including imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, non- or deferred prosecution agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our manufacturing failures to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Any foreign manufacturing facilities may also be subject to increased FDA scrutiny as there has been an increasing movement to encourage domestic manufacturing of biopharmaceutical products.
Operating and maintaining our own manufacturing facility may result in unanticipated delays or expenses and we may not experience the anticipated operating efficiencies we intended.
Our approximately 63,000 square foot manufacturing facility in Framingham, Massachusetts is fully operational. The Framingham facility is intended to give us control over key aspects of the supply chain for our products and product candidates. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at our in-house facility. Any such delays may disrupt or delay the supply of our product candidates if we have not maintained a sufficient backup supply of our product candidates through third-party manufacturers. Moreover, changing manufacturing facilities may also require that we conduct additional studies, make notifications to the regulatory authorities, make additional filings to the regulatory authorities, and obtain regulatory authority approval our in-house facility, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable state and foreign regulatory authorities’ cGMP requirements for the production of our product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable state and foreign regulatory authority licensing requirements, inspections and assessments. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, we will be subject to the same risks that we would be subject to should third party manufacturers be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which could have a material adverse impact on our operating results.
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
•significant negative media attention and reputational impact;
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

We are subject to stringent and changing obligations related to privacy, data protection, security, operational resilience, and AI. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation (including from business partners and/or affected individuals) and/or adverse publicity and could negatively affect our operating results and business.

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

Additionally, the California Consumer Privacy Act, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,988 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and security, operational resilience, and AI. For example, the European Union General Data Protection Regulation, the United Kingdom General Data Protection Regulation and related data protection, cybersecurity and e-privacy laws in the European Union, European Economic Area, or the EEA, and the United Kingdom, (collectively referred to herein as the “GDPR, and equivalent Swiss laws may apply to some or all of the clinical or other personal data obtained, transmitted, stored or otherwise processed by us (or on our behalf) relating to or originating from those jurisdictions. The GDPR contains potentially strict requirements with respect to lawfully processing personal data in connection with clinical trials and other business activities in the EEA, UK and Switzerland (collectively, “Europe”) (including with respect to obtaining consents, securing personal data, notifying personal data breaches to supervisory authorities and affected data subjects, and transferring personal data outside Europe).
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in Europe, Switzerland or in other jurisdictions outside of the United States). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. The SCCs, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. Other countries in Europe, such as the UK, similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

The GDPR and Swiss law allow supervisory authorities to potentially impose high regulatory fines (among other enforcement tools) in the event of violations, for example, under the GDPR up to 4% of global annual group turnover or EUR 20 million (whichever is the higher amount). Supervisory authorities in the European Union and EEA, and the United Kingdom may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company (so-called “undertaking”) of the non-compliant entity. Supervisory authorities also possess other wide-ranging powers, including conducting unannounced inspections of our facilities and system (so-called “dawn raids”), and issuing “stop processing” orders to us. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap set out in the GDPR on the amount of compensation or the damages which individuals may recover. Claims that we have violated individuals’ privacy and data protection rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Overall, the significant costs of GDPR and Swiss law compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by these laws as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, reputation, financial condition, and results of operations. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in Europe (including the EU AI Act) which may subject us to additional similar risks and impacts.

See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.
Risks related to our operations
We will need to expand the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As our clinical development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Our future financial performance and our ability to commercialize any of our product candidates will depend, in part, on our ability to effectively manage any future growth, which would impose significant additional responsibilities on members of management and may divert their attention away from day-to-day activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing, as well as support for our financial reporting and accounting functions. If the services of independent organizations, advisors and consultants become unavailable to us or we are unable to effectively manage our outsourced activities, or if the quality or accuracy of such services is compromised for any reason, our clinical trials may be extended, delayed or terminated, we may not comply with our financial reporting and accounting obligations on a timely basis and we may not be able to obtain marketing approval of any product candidates or otherwise advance our business.
If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize, if approved, any of our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack or unauthorized access and use by third parties or insiders with a wide range of motives and expertise, including state sponsored actors, organized criminal groups, “hacktivists,” insiders, patient groups, disgruntled current or former employees and others. Cyber-attacks (including involving ransomware) are of ever-increasing levels of sophistication, and despite our security measures, our information technology, directors, officers and employees, and infrastructure may be vulnerable to such attacks or may be breached, including due to employee or contractor error or malfeasance.

The pervasiveness of cybersecurity and operational resilience incidents in general and the risks of cyber-crime are complex and continue to evolve. There can be no assurance that our security and operational resilience efforts and measures will be effective or that attempted security breaches or disruptions or operational resilience events would not be successful or damaging. Our internal computer systems and those of our contractors and consultants are vulnerable to damage, loss of access or availability, or interruption from computer viruses and other malware, ransomware, unauthorized or inappropriate access or use, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of or loss of access to pre-clinical trial data or data from clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, operational resilience event, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or loss of availability to our data or systems, or inappropriate disclosure of confidential or proprietary information, including to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information and our systems, and the development and potential commercialization of our product candidates could be delayed. For additional information, see the Risk Factor captioned, “We are subject to stringent and changing obligations related to privacy, data protection, security, operational resilience, and AI. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation (including from business partners and/or affected individuals) and/or adverse publicity and could negatively affect our operating results and business.

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
•any delays in regulatory review or approval of any of our product candidates;
•the level of demand for RP1 and our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with RP1 and our other product candidates;
•our ability to commercialize any of our product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
•the success of and our ability to establish and maintain collaborations, licensing or other arrangements;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;

•natural disasters, public health crises, political and economic crises, negative global climate patterns, or other catastrophic events, the possibility of an economic recession, international hostilities and trade disruptions, including, but not limited to, those resulting from the current U.S. presidential administration, ongoing military conflicts, acts of terrorism, governmental restrictions and sanctions, inflation, global supply chain disruptions, trade relationships and military and political alliances;
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

We may sell shares of our common stock in “at-the-market” offerings pursuant to a Sales Agreement entered into on August 3, 2023, and subsequently amended on May 16, 2024, November 25, 2024 and May 22, 2025, with Leerink Partners LLC, or the 2023 Sales Agreement. The sale of a substantial number of shares of our common stock pursuant to the 2023 Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the 2023 Sales Agreement will have a dilutive effect on our existing stockholders.
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
Item 1B.    Unresolved staff comments
None.
Item 1C.    Cybersecurity
We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and information about cybersecurity risks, and our risk management processes is collected, analyzed and considered as part of our overall risk management program. Such policies, procedures, and processes are designed to help protect our information assets and operations from internal and external cyber threats as well as secure our networks and systems. Such processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems and product applications, incident simulations, and routine review of our policies and procedures to identify risks and improve our practices. Our security incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

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

Our Vice President of IT, who reports to our Chief Financial Officer, leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Specific cybersecurity related responsibilities include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Vice President of IT has extensive experience assessing and managing cybersecurity and risk programs having served in relevant positions of increasing responsibility for over 25 years at several private and public companies.

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
Item 3.    Legal proceedings
On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, the Lead Plaintiff filed an amended complaint. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.

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

On September 29, 2025, the SEC, informed the Company that it was conducting an investigation and requested that the Company produce certain documents and communications connected with the RP1 BLA. The investigation is reviewing essentially the same subject matter raised in the litigation following the CRL. On June 24, 2026, the SEC informed the Company that it has concluded its investigation of the Company and that it is not recommending an enforcement action be taken against the Company.

Following the second CRL issued by the FDA on April 10, 2026 for the Company's RP1 BLA for the treatment of advanced melanoma, the Lead Plaintiff filed a second amended complaint in the class action that addresses the second CRL. The Company’s and the other defendants’ response is due July 20, 2026.
Item 4.    Mine safety disclosures
Not applicable.

PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “REPL” since July 20, 2018. Prior to that date, there was no public trading market for our common stock.
Holders of common stock
As of the close of business on May 31, 2026, there were approximately 5 holders of record of our common stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.
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
Recent sales of unregistered securities
There have been no unregistered sales of securities other than previously disclosed by us in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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

Oncolytic immunotherapy is an emerging drug class, which we intend to establish as the second cornerstone of immune-based cancer treatments, alongside checkpoint blockade. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product candidates incorporate multiple mechanisms into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches of inducing anti-tumor immunity. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will increase clinical efficacy and simplify the development path of our product candidates, while also improving patient outcomes.
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
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $1,132.9 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $862.0 million was from five separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, and November 2024, respectively, $96.7 million was from our private placement transaction in June 2024, and $73.0 million was from at-the-market offerings.
Our net losses were $313.9 million and $247.3 million for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,262.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
•maintain, expand and protect our intellectual property portfolio;
•hire, train and retain additional clinical, quality control, scientific and selling, general and administration personnel;
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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $268.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first calendar quarter of 2027, which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment in, and the initiation of, additional clinical trials, as well as the continued discovery and development of additional product candidates. However, if we determine that the continued development of RP1 is not viable, our outlook and plans may be uncertain and the impact on our research and development expenses will also be uncertain. At this time our ability to fund and successfully develop, and commercialize, if approved, our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:
•the extent to which we are able to reach a mutually agreeable path forward with the FDA with respect to the scope, design, implementation and timing of an approval for RP1 (vusolimogene oderparepvec) in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen the scope, rate of progress, expense and results of our ongoing clinical trials, as well as future clinical trials or other product candidates and other research and development activities that we may conduct;
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
•competition with other products; and
•significant and changing government regulation and regulatory guidance and the views and implementation of such regulation and guidance from the leadership of the applicable regulatory agency.
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
If the FDA provides an accelerated approval of our BLA for RP1 plus nivolumab for the treatment of advanced melanoma, we expect that our selling, general and administrative expenses will continue to increase in the future as we increase our selling, general and administrative headcount to support our continued operations and pre-launch activities to prepare for potential commercialization of our product candidates. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs. If we determine that the continued development of RP1 is not viable, we expect that our selling, general and administrative expenses will decrease but to what extent we are uncertain.
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
Interest expense on finance lease liability
Interest expense on finance lease liability consists of amortization of finance charges under our finance lease.
Interest expense on debt obligations
Interest expense on debt obligations consists of the amortization of debt discount and cash paid for interest under the Hercules Loan Agreement.
Other (expense) income, net
Other (expense) income, net consists primarily of realized and unrealized foreign currency transaction gains and losses.
Income taxes

During the years ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $0.6 million and a provision of $0.5 million, respectively.
Results of operations
Comparison of the years ended March 31, 2026 and 2025
The following table summarizes our results of operations for the years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	$	%
	(Amounts in thousands)
Operating expenses:
Research and development	$221,184	$189,447	$31,737	17%
Selling, general and administrative	98,735	72,180	26,555	37%
Total operating expenses	319,919	261,627	58,292	22%
Loss from operations	(319,919)	(261,627)	(58,292)	22%
Other income (expense):
Research and development incentives	1,604	1,773	(169)	(10)%
Investment income	13,625	21,120	(7,495)	(35)%
Interest expense on finance lease liability	(2,063)	(2,118)	55	(3)%
Interest expense on debt obligations	(6,796)	(5,775)	(1,021)	18%
Other (expense) income	(942)	(202)	(740)	366%
Total other income (expense), net	5,428	14,798	(9,370)	(63)%
Loss before income taxes	$(314,491)	$(246,829)	$(67,662)	27%
Income tax provision	(551)	468	(1,019)	(218)%
Net loss	$(313,940)	$(247,297)	$(66,643)	27%
Research and development expenses
Research and development expenses for the year ended March 31, 2026 were $221.2 million, compared to $189.4 million for the year ended March 31, 2025. The following table summarizes our research and development expenses for the years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	$	%
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	9,541	14,620	(5,079)	(35)%
ARTACUS	5,884	6,934	(1,050)	(15)%
CERPASS	4,559	7,276	(2,717)	(37)%
IGNYTE-3	21,264	7,183	14,081	196%
Other RP1 study costs	18,523	10,863	7,660	71%
Total RP1 costs	59,771	46,876	12,895	28%
RP2	25,953	12,043	13,910	116%
RP3	2,674	4,948	(2,274)	(46)%
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	101,401	91,578	9,823	11%
Other	31,385	34,002	(2,617)	(8)%
Total research and development expenses	$221,184	$189,447	$31,737	17%
The total increase of $31.7 million in research and development expenses was driven by an increase of $24.5 million in our direct research and development costs, as well as an increase of $7.2 million in unallocated expenses. The increase of approximately $24.5 million in our direct research and development costs was driven by an increase of $13.9 million in spending on RP2 study costs during the year, primarily related to the REVEAL study, as the Company continued to ramp up enrollment and expanded this trial outside of the United States. In addition, RP1 costs increased by $12.9 million as a result of costs related to the IGNYTE-3 confirmatory study as well as an increase of $7.7 million in other RP1 study costs, specifically operating and lab supplies, and facility costs. These increases were partially offset by decreases in the IGNYTE and CERPASS studies as a result of the completion of enrollment in the IGNYTE advanced melanoma cohort and declining enrollment and the wind down of the CERPASS study.
The increase in unallocated expenses includes an increase of $9.8 million in personnel-related costs, which is primarily related to an increase of $11.6 million in payroll and fringe benefits which largely reflected the increase in personnel in our research and development functions year over year as we expanded the development plan in multiple indications. The decrease in other costs is driven by a year over year decrease in consulting costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $98.7 million for the year ended March 31, 2026, compared to $72.2 million for the year ended March 31, 2025. The increase of $26.6 million in sales, general and administrative costs is driven primarily by an increase of $20.3 million in personnel related costs, comprised of an increase of $21.4 million in payroll and fringe benefits slightly offset by a stock-based compensation decrease of $1.1 million. The increase in personnel related costs was driven by the continued hiring of additional personnel within our selling, general and administrative functions, specifically focusing on planning for a potential commercial launch. Personnel related costs for the year ended March 31, 2026 and 2025 included stock-based compensation expense of $15.5 million and $16.6 million, respectively.
Total other income (expense), net
Other income for the year ended March 31, 2026 was $5.4 million compared to $14.8 million for the year ended March 31, 2025. The net change of $9.4 million is primarily attributable to a decrease of $7.5 million in investment income in the current year as compared to the prior year as a result of the cash and investment balance being lower throughout the year as compared to the prior year due to normal cash burn, as well as an increase in interest expense on debt obligations in the amount of $1.0 million as a result of a higher debt balance during the current year vs. the prior year.
Income tax provision
The income tax benefit for the year ended March 31, 2026 was $0.6 million compared to an income tax provision of $0.5 million for the year ended March 31, 2025.
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

Based on its current operating plan, the Company expects to continue to generate operating losses for the foreseeable future and that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements only into the first calendar quarter of 2027, which is less than one year from the date these consolidated financial statements are issued. The Company does not have any committed source of additional funding and will be required to obtain additional financing to fund its operations beyond that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is collaborating with the FDA regarding a path forward for RP1 and, if the BLA is approved, the Company will determine the best source of capital, which may be raising additional capital through public or private equity offerings (including under our at-the-market facilities), although there can be no guarantee that the Company will be able to raise such capital on acceptable terms, or at all. If the BLA is not approved, the Company will likely need to (i) execute a considerable restructuring and workforce reduction to reduce our cash burn, (ii) reconsider our product development efforts and strategies and (iii) pursue collaborations, strategic alliances, licensing arrangements, business combination, merger or acquisition, or other strategic business development activities to continue operations. In either scenario, our plans are subject to risks and uncertainties, including factors outside our control. Accordingly, we have not been able to conclude that these plans are probable of being effectively implemented and, as such, they do not alleviate the substantial doubt about our ability to continue as a going concern.
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through March 31, 2026, we had received net proceeds of $1,132.9 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private placement transaction, and at-the-market offerings, as well as our incurrence of debt under the Hercules Loan Agreement. As of March 31, 2026, we had cash and cash equivalents and short-term investments of $268.9 million.
Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended March 31,
	2026	2025
	(Amounts in thousands)
Net cash used in operating activities	$(280,344)	$(192,250)
Net cash provided by (used in) investing activities	310,843	(23,796)
Net cash provided by financing activities	66,294	252,396
Effect of exchange rate changes on cash and cash equivalents	1,112	315
Net increase in cash and cash equivalents	$97,905	$36,665
Operating activities
During the year ended March 31, 2026, net cash used in operating activities was $280.3 million, primarily resulting from our net loss of $313.9 million, which was partially offset by non-cash charges of $37.4 million, consisting primarily of stock-based compensation expense of $32.3 million, depreciation and amortization expense of $3.3 million and a net $3.2 million change in operating and finance right-of-use assets and lease liabilities, somewhat offset by $2.5 million related to the net amortization of premiums and discounts on short-term investments and a decrease in cash of $3.8 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2026 consisted primarily of a $4.9 million decrease in accounts payable and a $2.2 million increase in accrued expenses and other current liabilities.
During the year ended March 31, 2025, net cash used in operating activities was $192.3 million, primarily resulting from our net loss of $247.3 million, which was partially offset by non-cash charges of $31.0 million, consisting primarily of stock-based compensation expense of $35.0 million and depreciation expense of $3.5 million, somewhat offset by $8.9 million related to the net amortization of premiums and discounts on short-term investments. Additionally, there was an increase in cash of $24.1 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the year ended March 31, 2025 consisted primarily of a $11.7 million increase in accrued expenses and other current liabilities, a $9.9 million increase in accounts payable, and a net $2.4 million change in operating and finance right-of-use assets and lease liabilities.
Investing activities
During the year ended March 31, 2026, net cash provided by investing activities was $310.8 million, consisting of $393.0 million in proceeds from sales and maturities of short-term investments, somewhat offset by $77.9 million in purchases of available for sale securities and $4.2 million in purchases of property, plant and equipment.
During the year ended March 31, 2025, net cash used in investing activities was $23.8 million, consisting of $403.6 million in purchases of available for sale securities and $6.7 million in purchases of property, plant and equipment, partially offset by $386.5 million in proceeds from sales and maturities of short-term investments.
Financing Activities
During the year ended March 31, 2026, net cash provided by financing activities was $66.3 million, consisting primarily of $35.0 million in proceeds from the incurrence of debt under the loan agreement with Hercules, as well as $31.1 million in proceeds from the issuance of common stock through sales under our at-the-market facility.
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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $268.9 million and $83.3 million in long term debt. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2026, will enable us to fund operations into the first calendar quarter of 2027 which includes scale up for the potential commercialization of RP1 in skin cancers and for working capital and general corporate purposes and excludes any potential revenue. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual obligations and commitments
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations include those related to our operating and finance leases, long-term debt, as well as costs associated with contracts entered into in the normal course of business with CROs, CMOs and other third parties for clinical trials and preclinical research studies and testing.
Lease Commitments
As of March 31, 2026, the aggregate amount of future lease payments is approximately $45.1 million, with $4.0 million due within one year. For additional information on our leases and timing of future payments, see Note 13 Commitments and contingencies, of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K.
Loan Agreement
Our commitments due for our term loan under our arrangement with Hercules include principal payments of $80.0 million as of March 31, 2026. Borrowings under the term loan agreement are repayable in monthly interest-only payments through September 2027, and the agreement has a maturity date of October 2027. A balloon payment, inclusive of accrued interest and principal, are due on the maturity date of October 1, 2027. Our remaining commitments, based on our current draws, are due on October 2027, and include principal and interest payments of $84.2 million, and an additional fee upon maturity of the loan of $4.0 million. See Note 7, Long term debt, of the "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules term loan.
Other Obligations
Manufacturing and research commitments include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of March 31, 2026, the aggregate amount of non-cancelable purchase obligations related to such manufacturing commitments are approximately $0.8 million and all of this balance is due within one year.
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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $268.9 million, which consisted of cash equivalents, U.S. Treasury securities and U.S. government agency securities. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations.
Foreign currency exchange risk
Our headquarters are located in the United States, where the majority of our selling, general and administrative expenses are incurred in U.S. dollars. The majority of our research and development costs are incurred by our subsidiary in Oxfordshire, United Kingdom, whose functional currency is the British pound. We are exposed to foreign exchange rate risk. During the years ended March 31, 2026 and 2025, we recorded net foreign currency transaction gains of $0.3 million and $0.2 million, respectively. These gains are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our United Kingdom subsidiary in currencies other than the British pound, primarily the euro. These foreign currency transaction gains and losses were recorded as a component of other income (expense), net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the British pound and the euro would not have a material impact on our financial position or results of operations.
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
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A.    Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.
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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

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

Remediation of material weakness

As of March 31, 2026, we have remediated the previously reported material weaknesses concerning the design and maintenance of information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

In response to the identified material weaknesses, we took a number of actions to improve our internal control over financial reporting during the year ended March 31, 2026, including the following:

•Engaging an external advisor to assist with documenting and testing the design and operating effectiveness of internal controls over financial reporting and assist with the remediation efforts, as necessary;

•Redesigned, enhanced, and implemented certain general IT controls, including controls over the provisioning and monitoring of user access rights for certain systems;
•Designed and implemented controls to formalize roles and review responsibilities over segregation of duties across key financial systems; and
•Designed and implemented program change management computer operations and program development controls.

Management has since completed implementation of all of the remedial measures, as well as testing the design and operating effectiveness of the applicable remediated controls in the last two quarters of fiscal year 2026.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any effective “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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
In addition, we have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities (the “Insider Trading Policy”) that applies to all directors, officers, and employees of the Company and its subsidiaries. With regard to the Company's trading in its own securities, it is the Company's policy to comply with the federal securities laws and the applicable exchange listing requirements. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities, as well as any listing standards, rules and regulations applicable to us. A copy of the Insider Trading Policy is filed with the SEC and incorporated by reference herein as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended March 31, 2025.
Information about our executive officers, directors, and all other remaining matters required to be disclosed in Item 10 “Directors, executive officers and corporate governance” appears under the “Executive Officers,” “Proposal No. 1 – Election of Directors,” “Board of Directors,” “Corporate Governance,” “Anti-Hedging and Pledging Policy,” and “Audit Committee Report” sections of our proxy statement for our 2026 annual meeting of stockholders, or our 2026 Proxy Statement, and is hereby incorporated by reference. We will file our 2026 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2026.
Item 11.    Executive compensation
Information about compensation of our named executive officers appears under the “Corporate Governance,” “Director Compensation,” “Executive Compensation,” and the “Pay versus Performance” sections of our 2026 Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under the "Director Compensation" section of our 2026 Proxy Statement and is hereby incorporated by reference. We will file our 2026 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2026.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
Securities authorized for issuance under equity compensation plans
The following table provides information as of March 31, 2026, regarding our common stock that may be issued under (1) the 2017 Equity Compensation Plan, or the 2017 Plan; (2) the 2018 Omnibus Incentive Compensation Plan, or the 2018 Plan; or (3) the Employee Stock Purchase Plan, or the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category:
Equity compensation plans approved by stockholders
2017 Plan	974,976	3.26	—
2018 Plan(1)	10,057,964	14.90	1,569,457
ESPP	—	—	4,102,399
Equity compensation plans not approved by stockholders	—	—	—
Total	11,032,940		5,671,856

_________________
(1)Includes 4,907,131 shares of common stock subject to outstanding restricted and performance stock units.

Information about security ownership of certain beneficial owners and management appears under the "Security Ownership of Certain Owners and Management" section of our 2026 Proxy Statement and is hereby incorporated by reference. We will file our 2026 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2026.
Item 13.    Certain relationships and related transactions, and director independence

Information about certain relationships and related transactions, and director independence appears under “Certain Relationships and Related Party Transactions” and “Corporate Governance” sections of our 2026 Proxy Statement and are hereby incorporated by reference. We will file our 2026 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2026.
Item 14.    Principal accountant fees and services
Information about the fees and services of our principal accountant, PricewaterhouseCoopers LLP, appears under the “Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm” section of our 2026 Proxy Statement and is hereby incorporated by reference. We will file our 2026 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year ended March 31, 2026.

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
For the Years Ended March 31, 2026 and 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Replimune Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Replimune Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses since its inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accrued Research and Development Costs

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various research and development-related contracts with companies both inside and outside of the United States. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. The Company records accruals for estimated ongoing research costs. Within accrued expenses and other current liabilities, total accrued research and development costs amounted to $26.7 million as of March 31, 2026. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research organization or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made by management in determining the accrued balances at the end of any reporting period.

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
Florham Park, New Jersey
June 29, 2026
We have served as the Company’s auditor since 2018.

REPLIMUNE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2026	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$209,024	$111,119
Short-term investments	59,865	372,685
Research and development incentives receivable	1,619	3,725
Prepaid expenses and other current assets	8,611	8,351
Total current assets	279,119	495,880
Property, plant and equipment, net	12,974	13,739
Restricted cash	1,703	1,703
Other non-current assets	2,942	1,200
Right-of-use asset – operating leases	3,270	3,998
Right-of-use asset – finance leases	32,380	34,808
Total assets	$332,388	$551,328
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,671	$12,463
Accrued expenses and other current liabilities	47,516	45,916
Operating lease liabilities, current	1,158	1,184
Finance lease liabilities, current	2,883	2,799
Total current liabilities	58,228	62,362
Operating lease liabilities, non-current	2,328	3,076
Finance lease liabilities, non-current	21,909	22,729
Long term debt, net of discount	83,308	46,377
Other liabilities, non-current	455	941
Total liabilities	$166,228	$135,485
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2026 and March 31, 2025; 82,716,923 and 77,085,024 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	82	77
Additional paid-in capital	1,423,194	1,358,897
Accumulated deficit	(1,262,519)	(948,579)
Accumulated other comprehensive income	5,403	5,448
Total stockholders’ equity	166,160	415,843
Total liabilities and stockholders’ equity	$332,388	$551,328

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended March 31,
	2026	2025
Operating expenses:
Research and development	$221,184	$189,447
Selling, general and administrative	98,735	72,180
Total operating expenses	319,919	261,627
Loss from operations	(319,919)	(261,627)
Other income (expense):
Research and development incentives	1,604	1,773
Investment income	13,625	21,120
Interest expense on finance lease liability	(2,063)	(2,118)
Interest expense on debt obligations	(6,796)	(5,775)
Other expense	(942)	(202)
Total other income, net	5,428	14,798
Loss before income taxes	$(314,491)	$(246,829)
Income tax (benefit) provision	(551)	468
Net loss	$(313,940)	$(247,297)
Net loss per common share, basic and diluted	$(3.38)	$(3.07)
Weighted average common shares outstanding, basic and diluted	92,803,711	80,564,147

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended March 31,
	2026	2025
Net Loss	$(313,940)	$(247,297)
Other comprehensive loss:
Foreign currency translation gain (loss)	255	174
Net unrealized (loss) gain on short-term investments	(300)	419
Comprehensive loss	$(313,985)	$(246,704)
The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2024	61,415,105	$61	$1,070,874	$(701,282)	$4,855	$374,508
Issuance of prefunded warrants to purchase common stock, net of issuance costs	—	—	97,000	—	—	97,000
Issuance of common stock, net of issuance costs and underwriter fees	14,207,314	14	155,714	—	—	155,728
Foreign currency translation adjustment	—	—	—	—	174	174
Unrealized gain on short-term investments	—	—	—	—	419	419
Exercise of pre-funded warrants	739,225	1	(1)	—	—	—
Exercise of stock options	84,261	—	267	—	—	267
Vesting of RSUs	639,119	1	(1)	—	—	—
Stock-based compensation expense	—	—	$35,044	—	—	$35,044
Net loss	—	—	—	(247,297)	—	(247,297)
Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843
Issuance of common stock through ATM sales, net of offering costs	4,019,975	4	31,143	—	—	31,147
Foreign currency translation adjustment	—	—	—	—	255	255
Unrealized loss on short-term investments	—	—	—	—	(300)	(300)
Exercise of pre-funded warrants	497,344	—	501	—	—	501
Exercise of stock options	111,218	—	380	—	—	380
Vesting of RSUs	1,003,362	1	1	—	—	2
Stock-based compensation expense	—	—	32,272	—	—	32,272
Net loss	—	—	—	(313,940)	—	$(313,940)
Balances as of March 31, 2026	82,716,923	$82	$1,423,194	$(1,262,519)	$5,403	$166,160

The accompanying notes are an integral part of these consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(313,940)	$(247,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,272	35,044
Depreciation and amortization	3,332	3,502
Operating lease, right-of-use-asset amortization	771	683
Finance lease, right-of-use-asset amortization	2,428	2,428
Net amortization of premiums and discounts on short-term investments	(2,545)	(8,947)
Impairment on property, plant and equipment	188	—
Noncash interest expense	1,933	1,568
Unrealized foreign currency transaction gains	(942)	(201)
Changes in operating assets and liabilities:
Research and development incentives receivable	451	1,303
Prepaid expenses and other current assets	(232)	(252)
Other non-current assets	—	(1,200)
Accounts payable	(4,939)	9,941
Accrued expenses and other current liabilities	2,184	11,743
Operating lease liabilities	(818)	(720)
Other non-current liabilities	(487)	155
Net cash used in operating activities	(280,344)	(192,250)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(4,223)	(6,687)
Purchase of short-term investments	(77,894)	(403,586)
Proceeds from sales and maturities of short-term investments	392,960	386,477
Net cash provided by (used in) investing activities	310,843	(23,796)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees and offering costs	—	155,728
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	—	97,000
Proceeds from issuance of common stock through ATM sales, net of offering costs	31,147	—
Proceeds from long-term debt	35,000	—
Principal payment of finance lease obligation	(736)	(599)
Proceeds from exercise of stock options and pre-funded warrants	883	267
Net cash provided by financing activities	66,294	252,396
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,112	315
Net increase in cash, cash equivalents and restricted cash	97,905	36,665
Cash, cash equivalents and restricted cash at beginning of period	112,822	76,157
Cash, cash equivalents and restricted cash at end of period	$210,727	$112,822
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	4,688	$4,198
Cash received (paid) for income taxes, net	5	(105)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	80	171

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
Basis of presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $313.9 million and $247.3 million for the years ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $1,262.5 million.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued. Based on its current operating plan, the Company expects to continue to generate operating losses for the foreseeable future and that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements only into the first calendar quarter of 2027, which is less than one year from the date these consolidated financial statements are issued. The Company does not have any committed source of additional funding and will be required to obtain additional financing to fund its operations beyond that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is collaborating with the FDA regarding a path forward for RP1 and, if the BLA is approved, the Company will determine the best source of capital, which may be raising additional capital through public or private equity offerings (including under our at-the-market facilities), although there can be no guarantee that the Company will be able to raise such capital on acceptable terms, or at all. If the BLA is not approved, the Company will likely need to (i) execute a considerable restructuring and workforce reduction to reduce our cash burn, (ii) reconsider our product development efforts and strategies and (iii) pursue collaborations, strategic alliances, licensing arrangements, business combination, merger or acquisition, or other strategic business development activities to continue operations. In either scenario, our plans are subject to risks and uncertainties, including factors outside our control. Accordingly, we have not been able to conclude that these plans are probable of being effectively implemented and, as such, they do not alleviate the substantial doubt about our ability to continue as a going concern.
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, the amount of cash equivalents included in cash and cash equivalents totaled $120.3 million and $89.9 million, respectively.
Restricted cash
The Company holds restricted cash in segregated bank accounts in connection with a letter of credit. As of March 31, 2026 and 2025, restricted cash consisted of $1.7 million, respectively, held for the benefit of the landlords in connection with our leases and for the Company's credit card program in the United Kingdom. These amounts have been classified as non-current assets on the Company’s consolidated balance sheets.
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
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a charge to investment income. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers such

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

factors as, among other things, the severity of the impairment, any changes in interest rates, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term debt security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in investment income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of comprehensive loss.
No credit-related losses or impairments have been recognized on the Company's investments in available-for-sale debt securities during the years ended March 31, 2026 or 2025.
The Company’s short-term investments as of March 31, 2026 and 2025 had maturities of less than one year. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because they represent the investment of cash that is available for current operations.
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
Inventory
Prior to the regulatory approval of the Company’s product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. There were no capitalized inventory costs recorded as of March 31, 2026 and 2025.
Impairment of long-lived assets
Long-lived assets consist of property, plant and equipment, right-of-use-asset - operating leases, and right-of-use-asset - finance leases. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has recorded immaterial impairment losses on long-lived assets.
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
Segment information
The Company manages its operations on a consolidated basis as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s current focus is on developing oncolytic immunotherapies for the treatment of cancer.
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
Stock-based compensation

The Company accounts for share-based payment awards granted to employees, consultants, and non-employees and directors using the fair value of the award on the grant date and compensation expense is recognized for those awards over the requisite service period, which is generally the vesting period of the respective award. To date, the Company has issued stock-based awards in the form of restricted stock units, or RSUs, performance stock units, or PSUs, and stock option grants. Forfeitures for all awards are accounted for as they occur.

The grant date fair value for RSUs and PSUs is based on the closing price of the Company's common stock on the date of grant. The Company’s RSUs have service-based vesting conditions and the related expense for these awards is recorded using the straight-line method. The Company's PSUs have performance-based vesting conditions and expense is recognized when the achievement of the performance condition is probable.

The grant date fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 10). Expense for these awards is recorded using the straight-line method over the vesting period of the respective award.
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
The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as other income. The research and development incentives receivable represents an amount due in connection with the above program. The Company recorded other income

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

from research and development incentives of $1.6 million and $1.8 million during the years ended March 31, 2026 and 2025, respectively, in the consolidated statements of operations and a research and development incentives receivable of $1.6 million and $3.7 million as of March 31, 2026 and 2025, respectively, on the consolidated balance sheets.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended March 31, 2026, comprehensive loss included $0.3 million of unrealized losses on short-term investments, as well as $0.3 million of foreign currency translation gains. For the year ended March 31, 2025, comprehensive loss included $0.4 million of unrealized gains on short-term investments and $0.2 million of foreign currency translation gains.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU primarily focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the first period ending December 31, 2025 or later, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. For the year ended March 31, 2026, the Company adopted this

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

guidance in the current year on a prospective basis. As this accounting standard only impacts disclosures, it did not have an impact on the Company's consolidated financial results. Refer below to Note 15 - Income taxes for disclosure updates as a result of this ASU.
Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)", which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied retrospectively or prospectively. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
3.Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$104,275	$—	$104,275
US Government Agency bonds	—	15,998	—	15,998
Short-term investments:
US Government Agency bonds	—	3,984	—	3,984
US Treasury bonds	—	55,881	—	55,881
	$—	$180,138	$—	$180,138

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$89,879	$—	$89,879
Short-term investments:
US Government Agency bonds	—	84,804	—	84,804
US Treasury bonds	—	287,881	—	287,881
	$—	$462,564	$—	$462,564
The underlying securities held in the money market funds held by the Company are all government backed securities. During the years ended March 31, 2026 and 2025, there were no transfers between levels.
Valuation of cash equivalents and short-term investments

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
3.    Fair value of financial assets and liabilities (Continued)
Money market funds, U.S. Treasury bonds and U.S. Government Agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. Cash equivalents consisted of both money market funds and U.S. Government Agency bonds at March 31, 2026 and money market funds at March 31, 2025.
4.Short-term investments
As of March 31, 2026 and 2025, the Company's available-for-sale investments by type, consisted of the following:

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$3,985	$—	$(1)	$—	$3,984
US Treasury bonds	55,872	9	$—	$—	55,881
	$59,857	$9	$(1)	$—	$59,865

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$84,807	$15	$(18)	$—	$84,804
US Treasury bonds	287,570	334	(23)	—	287,881
	$372,377	$349	$(41)	$—	$372,685

As of March 31, 2026 and 2025, available-for-sale securities consisted of investments that mature within one year.
5.Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2026	March 31, 2025

Office equipment	$1,897	$1,812
Computer equipment	2,441	2,206
Plant, manufacturing and laboratory equipment	12,325	10,877
Leasehold improvements	2,504	2,504
Capitalized software	9,736	8,089
Construction in progress	802	1,650
	29,705	27,138
Less: Accumulated depreciation and amortization	(16,731)	(13,399)
	$12,974	$13,739
Depreciation and amortization expense was $3.3 million and $3.5 million for the years ended March 31, 2026 and 2025, respectively, and recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
6.Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	March 31, 2025
Accrued research and development costs	$26,740	$19,606
Accrued compensation and benefits costs	17,483	20,080
Accrued professional fees	537	161
Other	2,756	6,069
	$47,516	$45,916

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
The Loan Agreement was subsequently amended (the "Amendment") on June 28, 2023 pursuant to which the Company agreed to draw an initial term loan advance in an aggregate principal amount not less than $30.0 million, provided that the aggregate amount of the term loan advances made under tranche 1 do not exceed $30.0 million, which reflects a decrease of $30.0 million from the $60.0 million in the original Loan Agreement for tranche 1. The total amount of the Loan Agreement, as well as the outstanding balance of the loan, was unchanged, but the option to borrow additional funds were redistributed from tranche 1 to tranche 2.

A second amendment was made to the Loan Agreement (the "Second Amendment") on December 22, 2023 pursuant to which the Company agreed to draw a term loan advance in an aggregate principal amount not less than $15.0 million, provided that the aggregate amount of the term loan advances made under tranche 2 do not exceed $15.0 million on or prior to December 31, 2023. The Second Amendment re-allocated the total future consideration of the Loan Agreement to the future tranches extending through September 2026, subject to the terms and conditions of the Loan Agreement. The Second Amendment did not change the total aggregate maximum principal amount to be drawn under the Loan Agreement, which remained up to $200.0 million. Upon closing of the Second Amendment on December 22, 2023, the Company drew down the tranche 2 amount of $15.0 million.

A third amendment was made to the Loan Agreement (the "Third Amendment") on January 29, 2026 (the "Third Amendment Closing Date") pursuant to which the Company drew down the tranche 3 loan advance amount of $35.0 million. The Third Amendment maintains a $200.0 million maximum principal amount and re-allocates the future tranches extending through December 2027, subject to the terms and conditions of the Loan Agreement.
In addition, the Third Amendment extends the amortization date, with a balloon payment, inclusive of accrued interest and principal due on the maturity date of October 1, 2027. The Third Amendment provides that if the Company receives FDA approval prior to October 1, 2027, the amortization and maturity date shall be extended to October 1, 2029. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through September 2027, with the outstanding principal balance of the Term Loan Facility bearing interest payable in cash at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the Prime Rate plus 1.75%.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
7.    Long-term debt (Continued)
The principal balance of the Term Loan Facility will also bear “payment-in-kind” interest at the rate of 1.50% (“PIK Interest”), which PIK Interest will be added to the outstanding principal balance of the Term Loan Facility on each interest payment date.
At the Company's option, the Company may prepay all or a portion of the outstanding borrowings, subject to a prepayment fee of 3.0% of the principal amount if prepayment occurs during the 12 months following the Third Amendment Closing Date, 2.0% after 12 months following the Third Amendment Closing Date but prior to 36 months following the Closing Date, and 1.0% thereafter.
The Loan Agreement contains customary facility fees, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain unrestricted cash in an amount not less than 35% of the aggregate outstanding secured obligations under the Loan Agreement in accounts subject to a control agreement in favor of the Agent (the “Unrestricted Cash”) at all times commencing on January 1, 2024. In addition, the Loan Agreement, as amended, also contains a financial covenant that beginning on the later of (i) July 1, 2026 and (ii) the date on which the aggregate outstanding principal amount of the Term Loan Facility is equal to or greater than $100.0 million, the Company is required to satisfy one of the following requirements: (1) achieve a minimum amount of trailing three-month net product revenue tested on a monthly basis, (2) maintain a market capitalization in excess of $1.2 billion and Unrestricted Cash in an amount no less than 50% of the outstanding amount under the Term Loan Facility, or (3) maintain Unrestricted Cash in an amount no less than 85% of the outstanding amount under the Term Loan Facility.
The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. As of March 31, 2026 and 2025, the amount accrued for the final payment was $1.7 million and $1.0 million, respectively.
Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.5 million and $0.9 million were recorded in other assets as of March 31, 2026 and 2025, respectively, related to the Company's right to borrow additional amounts from Hercules in the future and amortized to interest expense over the relevant draw period on a straight-line basis. Interest expense for the twelve months ended March 31, 2026 and 2025 was $6.8 million and $5.8 million, respectively.
The summary of obligations under the term loan as of March 31, 2026 and 2025 consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Principal loan balance	$82,252	$46,450
Facility charge and diligence fee	(120)	(201)
Unamortized issuance costs	(536)	(901)
Accumulated end of term fee	1,712	1,029
Long term debt, net	$83,308	$46,377
The annual principal payments by fiscal year due under the Loan Agreement as of March 31, 2026 were as follows:

March 31, 2026
2027	$—
2028	84,150
Total	$84,150
The table of future payments of long-term debt excludes the end of term charge of $4.0 million, which is due upon the maturity of the loan.
8.Stockholders’ Equity

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
8.    Stockholders’ Equity (Continued)
Common stock
As of March 31, 2026 and 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted share units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	March 31, 2026	March 31, 2025
Stock options, issued and outstanding	11,785,458	10,214,878
Restricted and performance stock units	5,508,882	3,611,774
Stock options and restricted stock units, future issuance	1,569,457	2,119,283
Employee stock purchase plan, available for future grants	4,102,399	3,405,175
Pre-IPO warrants to purchase common stock	—	497,344
Pre-funded warrants	14,058,153	14,058,153
Total shares of common stock reserved for future issuance	37,024,349	33,906,607
Undesignated preferred stock
As of March 31, 2026 and 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2026 and 2025.
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
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on November 6, 2025, which became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as may be amended from time to time, for an offering of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
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
During the year ended March 31, 2026, pursuant to the 2023 Sales Agreement, the Company issued and sold an aggregate of 4,019,975 shares of its common stock, resulting in net proceeds of $31.1 million, with $67.9 million left to sell under the Agreement. During the year ended March 31, 2025, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the 2023 Sales Agreement.

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
During the year ended March 31, 2026, one pre-IPO warrant holder exercised 248,672 of the Company's pre-funded warrants for an exercise price of $1.01 per pre-funded warrant. In addition, a second holder of the Company's pre-IPO warrants exercised 248,672 of the Company's pre-funded warrants for an exercise price of $1.01 per pre-funded warrant. As a result of the exercises, the Company issued 497,344 shares of Common Stock in exchange thereof. During the year ended March 31, 2025, a holder of the Company's pre-funded warrants exercised 739,225 of its pre-funded warrants for an exercise price of $0.001 per pre-funded warrant and the Company issued 739,225 shares of Common Stock in exchange thereof.
10.Stock-based compensation
Stock-based compensation expense
The following table summarizes the classification of stock-based compensation expense in the consolidated statements of operations for the years ended March 31, 2026 and 2025 as follows:

	Year ended March 31,
	2026	2025
Research and development	$16,734	$18,439
Selling, general and administrative	15,538	16,605
	$32,272	$35,044

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
The following table summarizes stock-based compensation expense by award type for the years ended March 31, 2026 and 2025 as follows:

	Year ended March 31,
	2026	2025
Stock options	$15,312	$19,885
Restricted and performance stock units	16,960	15,159
	$32,272	$35,044
2018 Omnibus Incentive Compensation Plan

On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of our 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of Company stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2025, the number of shares reserved for issuance under the 2018 Plan automatically increased by 3,645,727 shares pursuant to the terms of the 2018 Plan and based on total number of shares of Company stock outstanding on March 31, 2025. As of March 31, 2026, 1,569,457 shares remained available for future grants under the 2018 Plan.
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
In 2024, the Board of Directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company, subject to non-market performance and service conditions. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and expense is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. The PSUs will become vested, if at all, upon the achievement of the approval of the Company's first Biologics License Application ("BLA") for RP1 by the Food and Drug Administration ("FDA") no later than June 30, 2026. The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company did not grant any PSUs under the 2018 Plan during the

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
year ended March 31, 2026. The Company granted 246,110 PSUs under the 2018 Plan during the year ended March 31, 2025. If the Company does not achieve the approval of the Company's first BLA for RP1 before the expiration of June 30, 2026 then no PSU will be earned or vested. The Company reassesses the probability of achieving the performance condition at each reporting period. As of March 31, 2026, the Company has not recognized any expense related to PSUs.
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
Out-of-Plan Inducement Grant
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and have been issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the years ended March 31, 2026 and 2025, the Company granted 202,945 and 267,835 nonqualified stock options to purchase shares of the Company's common stock, respectively, and 333,130 and 404,030 restricted stock units, respectively, under employment inducement grants.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Year ended March 31,
	2026	2025
Risk-free interest rate	3.97%	4.35%
Expected term (in years)	6.0	6.0
Expected volatility	77.2%	76.3%
Expected dividend yield	0%	0%
Stock options
A summary of stock option activity under the Company’s equity incentive plans for the year ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	10,214,878	$15.22	6.24	$10,652
Granted	2,201,239	8.41
Exercised	(111,218)	3.43
Cancelled	(519,441)	13.97
Outstanding as of March 31, 2026	11,785,458	14.12	5.63	$4,323
Options exercisable as of March 31, 2026	8,222,796	$16.01	4.40	$4,282
Options vested and expected to vest as of March 31, 2026	11,785,458	$14.12	5.63	$4,323
As of March 31, 2026, there was $19.0 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The weighted average grant-date fair value of stock options granted during the years ended March 31, 2026 and 2025 was $5.84 and $5.91, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2026 and 2025 was $0.6 million and $0.5 million, respectively.
Restricted and performance stock units
A summary of the changes in the Company’s RSUs and PSUs during the year ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	3,611,774	$12.40
Granted	3,499,956	8.81
Vested	(1,003,362)	15.94
Cancelled	(599,486)	10.44
Outstanding as of March 31, 2026	5,508,882	$9.69
During the years ended March 31, 2026 and 2025, the weighted average grant date fair value of awards granted is $30.8 million and $19.0 million, respectively. In addition, the total fair value of shares vested during the years ended March 31, 2026 and 2025 is $16.0 million and $13.5 million, respectively.
As of March 31, 2026, there was $36.3 million of total unrecognized compensation cost related to unvested restricted stock units which vest over time, which primarily will be recognized over a weighted-average period of 2.1 years. In addition, the

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
10.    Stock-based compensation (Continued)
Company has unrecognized expense of approximately $4.1 million related to performance based awards with vesting tied to the achievement of a company milestone.
11.Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year ended March 31,
	2026	2025
Numerator:
Net loss	$(313,940)	$(247,297)
Denominator:
Weighted average common shares outstanding, basic and diluted	92,803,711	80,564,147
Net loss per share, basic and diluted	$(3.38)	$(3.07)
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

	Year ended March 31,
	2026	2025
Options to purchase common stock	11,785,458	10,214,878
Unvested restricted and performance stock units	5,508,882	3,611,774
Warrants to purchase common stock	—	497,344
	17,294,340	14,323,996

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
During the years ended March 31, 2026 and 2025, the Company did not make any payments to Roche under the terms of the agreement. The Company did not record any offset to research and development expenses during the year ended March 31, 2026 and 2025. The Company did not receive any payments under the terms of the agreement from Roche during the year ended March 31, 2026, and the Company received $1.8 million under the terms of the agreement for the year ended March 31, 2025. As of March 31, 2026 and 2025, the Company had no receivables recorded from Roche in connection with this agreement.
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
13.Commitments and contingencies
Leases
The Company leases real estate assets and equipment, and the determination if an arrangement is a lease occurs at inception. For leases with terms greater than 12 months, the Company records a related right-of-use (“ROU”) asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has elected not to record a ROU asset and lease obligation for short-term leases (with terms less than 12 months) or separate non-lease components from associated lease components for its real estate lease assets. As a result, all contract consideration is allocated to the single lease component.
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
The table below presents the lease-related costs which are included in the consolidated statements of operations for the years ended as of March 31, 2026 and 2025:

	Year ended March 31,
	2026	2025
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$2,428	$2,428
Interest on lease liabilities	2,063	2,118
Operating lease costs	1,156	1,129
Total lease cost	$5,647	$5,675
The following table summarizes the classification of lease costs in the consolidated statement of operations for the years ended March 31, 2026 and 2025 as follows:

	Year ended March 31,
	2026	2025
Finance Lease Costs
Research and development	$2,428	$2,428
Other expense	2,063	2,118
Operating Lease Costs
Research and development	887	877
Selling, general and administrative	269	252
Total lease cost	$5,647	$5,675

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities recognized on our balance sheet as of March 31, 2026:

	March 31, 2026
	Operating leases	Finance lease	Total
2027	$1,160	$2,883	$4,043
2028	1,106	2,969	4,075
2029	1,021	3,058	4,079
2030	587	3,096	3,683
2031	369	3,096	3,465
Thereafter	—	25,803	25,803
Total lease payments	4,243	40,905	45,148
Less: interest	757	16,113	16,870
Total lease liabilities	$3,486	$24,792	$28,278

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
13.    Commitments and contingencies (Continued)
The following table provides lease disclosure as of and for the years ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,203	$1,167
Operating cash flows from finance leases	$2,063	$2,118
Financing cash flows from finance leases	$736	$599
Weighted-average remaining lease term – operating leases	3.8 years	4.7 years
Weighted-average remaining lease term – finance leases	13.3 years	14.3 years
Weighted-average discount rate – operating leases	10.4%	10.4%
Weighted-average discount rate – finance leases	8.3%	8.3%
The variable lease costs and short-term lease costs were insignificant for the years ended March 31, 2026 and 2025, respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of March 31, 2026 and 2025, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.8 million.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 or 2025.
Legal proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.

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

On September 29, 2025, the SEC informed the Company that it was conducting an investigation and requested that the Company produce certain documents and communications connected with the RP1 BLA. The investigation is reviewing essentially the same subject matter raised in the litigation following the CRL. On June 24, 2026, the SEC informed the Company that it has concluded its investigation of the Company and that it is not recommending an enforcement action be taken against the Company.

Following the second CRL issued by the FDA on April 10, 2026 for the Company's RP1 BLA for the treatment of advanced melanoma, the Lead Plaintiff filed a second amended complaint in the class action that addresses the second CRL. The Company’s and the other defendants’ response is due July 20, 2026.

As the matters noted above are preliminary, the Company is unable to determine whether any loss will ultimately occur and cannot reasonably estimate the range of expected exposure. Therefore, the Company has not recorded any liability in the condensed consolidated financial statements as of and for the year ended March 31, 2026.
14.    Benefit plans
The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended March 31, 2026 and 2025, the Company made contributions totaling $3.7 million and $2.4 million, respectively, to the 401(k) Plan.
We provide a pension contribution plan for our employees in the United Kingdom, pursuant to which we match our employees’ contributions each year in amounts up to 8% of their annual base salary.
15.    Income taxes
Loss before income taxes for the years ended March 31, 2026 and 2025 were as follows:

	Year ended March 31,
	2026	2025
United States	(66,042)	(25,870)
United Kingdom	(248,449)	(220,959)
Total	$(314,491)	$(246,829)

Income tax (benefit) expense consisted of the following:

	Year ended March 31,
	2026	2025
Current income tax (benefit) provision:
Federal	$(313)	$468
State	(238)	—
Foreign (United Kingdom)	—	—
Total current income tax (benefit) provision:	$(551)	$468
During the year ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $0.6 million and a provision of $0.5 million, respectively.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of March 31, 2026 and 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. It was determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance was maintained as of March 31, 2026 and 2025.
A reconciliation of taxes at the U.S. federal statutory income tax rate to the Company’s benefit from income taxes for the year ended March 31, 2026 in accordance with the guidance upon adoption of ASU 2023-09 is as follows:

	Year Ended March 31,
	2026
	Amount	Percent
Pre tax loss	$(314,491)

U.S. Federal statutory tax rate	(66,043)	21.0%
State and local income taxes, net of federal benefit	(2,516)	0.8%
Foreign tax effects:
United Kingdom
Change in valuation allowance	63,295	(20.1)%
Statutory tax rate difference between U.K. and U.S.	(9,938)	3.2%
Other	(1,186)	0.4%
Tax credits:
Federal R&D credit	(15,381)	4.9%
Change in valuation allowance	20,265	(6.4)%
Nontaxable or nondeductible items:
Other	(788)	0.3%
Stock compensation	2,204	(0.7)%
Changes in unrecognized tax benefits	9,537	(3.0)%
Total	$(551)	0.2%
The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to Massachusetts, where the Company has significant business activities. Massachusetts has a higher effective tax rate compared to other jurisdictions where the Company operates, and together, accounts for more than half of the Company's total state tax benefit.
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended March 31, 2025 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)

Year Ended March 31,
2025
U.S. federal statutory income tax rate	(21.0)%
State taxes, net of federal benefit	(0.5)%
Research and development	(1.6)%
Stock compensation	1.2%
Foreign tax rate differential	(3.6)%
Change in tax rates	0.4%
Change in valuation allowance	24.3%
Other	1.0%
0.2%
The components of the Company’s deferred tax assets as of March 31, 2026 and 2025 were as follows:

	Year Ended March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$267,196	$192,909
Research and development credits	15,144	2,676
Property, plant and equipment	4,735	4,596
Capitalized start-up costs	873	1,014
Stock compensation	20,297	16,478
Accrued expenses	5,595	6,397
Lease liability	6,931	7,318
Other	120	—
Total deferred tax assets	320,891	231,388
Valuation allowance	(312,035)	(221,629)
Net deferred tax assets	8,856	9,759

Deferred tax liabilities:
Right of use asset	(8,856)	(9,698)
Other	—	(61)
Total deferred tax liabilities	(8,856)	(9,759)
Net deferred tax assets (liabilities)	$—	$—

As of March 31, 2026, the Company had U.S. federal operating loss carryforwards of approximately $62.7 million, which can be carried forward indefinitely subject to 80% limitation of taxable income when utilized. As of March 31, 2026, the Company had U.S. state net operating loss carryforwards of $102.4 million, which will begin to expire in 2038. As of March 31, 2026, the Company had U.K. net operating loss carryforwards of approximately $987.2 million, which can be carried forward indefinitely. Such U.S. federal and state, as well as U.K., net operating loss carryforwards are based on tax returns filed and does not reflect uncertain tax positions in the U.S. and offsetting positions in the U.K. related to the transfer pricing arrangement between the U.S. and the U.K.
As of March 31, 2026, the Company had U.S. federal research and development credit carryforwards of approximately $21.0 million, which begin to expire in 2040. Additionally, the Company has state research and development credit carryforwards of approximately $9.0 million, which will begin to expire in 2036.

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)
Utilization of the U.S. federal and state net operating loss as well as research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has completed a study and determined that an ownership change occurred on July 19, 2018. Due to the ownership change, the utilization of certain net operating loss carryforwards to offset future taxable income and is limited under IRC Section 382; however, none of the net operating losses are expected to expire unutilized.
Changes in the valuation allowance for deferred tax assets during the years ended March 31, 2026 and 2025 related primarily to the increase in net operating loss carryforwards were as follows:

	Year Ended March 31,
	2026	2025
Valuation allowance as of beginning of year	$221,629	$161,890
Increases recorded to income tax provision	90,329	59,848
(Decreases) increases recorded to equity	77	(109)
Valuation allowance as of end of year	$312,035	$221,629
Changes in the Company's gross unrecognized tax benefits from uncertain tax positions, excluding interest and penalties, consisted of the following:

	Year Ended March 31,
	2026	2025
Unrecognized tax benefits - beginning of year	$10,443	$8,667
Increases for tax positions taken during current years	4,874	921
Increases (decreases) for tax positions taken during prior years	5,252	855
Unrecognized tax benefits - end of year	$20,569	$10,443

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

As of March 31, 2026 and 2025, the Company had not accrued interest or penalties related to uncertain income tax positions.

The Company files U.S. federal and state as well as U.K. income tax returns. In the normal course of business, the Company is subject to examination by U.S. federal and state as well as U.K. jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to future U.S. federal income tax examination from 2022 to the present and in the U.K. from 2024 to the present. Although, carryforward attributes from earlier years may still be adjusted upon examination if they either have been used in an open year or will be used in a future period.
As of March 31, 2026 and 2025, income taxes on outside basis differences, primarily related to undistributed earnings, of the Company’s subsidiary have not been provided for as the Company intends to indefinitely reinvest its outside basis differences, and the undistributed earnings were in a cumulative and overall deficit.
The following summarizes the Company's income taxes paid, net of refunds received, for the year presented below:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
15.    Income taxes (Continued)

Year Ended March 31,
2026
Federal	$130
State
Massachusetts	(135)
Foreign	—
Total	$(5)

16.    Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the tables below:

	March 31, 2026	March 31, 2025
United States	$12,174	$12,820
United Kingdom	800	919
	$12,974	$13,739

17. Segment Information
The Company manages its operations on a consolidated basis as a single operating and reportable segment with a focus on developing and commercializing novel oncolytic immunotherapies in order to treat cancer. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed to analyze financial performance and make operating decisions. The Company’s Chief Operating Decision Maker ("CODM") is Sushil Patel, the Chief Executive Officer. The CODM reviews consolidated operating results, and uses the Company's consolidated net income (loss), in order to monitor actual results as compared to the budget, and to determine how best to allocate the Company's operating and capital resources, specifically as it relates to the Company's development programs.
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the years ended March 31, 2026 and 2025:

REPLIMUNE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
17.     Segment information (Continued)

	Year Ended March 31,
	2026	2025
Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	9,541	14,620
ARTACUS	5,884	6,934
CERPASS	4,559	7,276
IGNYTE-3	21,264	7,183
Other RP1 study costs	18,523	10,863
RP2	25,953	12,043
RP3	2,674	4,948
Unallocated research and development expenses[1]:	132,786	125,580
Selling, general and administrative	98,735	72,180
Total operating expenses	319,919	261,627
Loss from operations	(319,919)	(261,627)
Other income (expense), net	5,428	$14,798
Loss before income taxes	$(314,491)	$(246,829)
Income tax provision	(551)	468
Net loss	(313,940)	(247,297)
1 Includes personnel-related costs and other costs
18.     Subsequent events
On April 10, 2026 the Company received a CRL from the FDA for the BLA for RP1 in combination with nivolumab for the treatment of advanced melanoma. As a result of the CRL, the Company announced its plan for a restructuring, which included a reduction of its workforce by approximately 55%. As a result of this reduction in force, the Company estimates that it will record a charge in the range of $9.8 million to $10.3 million during the three months ended June 30, 2026, related to employee termination benefits, including severance, all of which is anticipated to result in cash expenditures. Communication has been made to all impacted employees under this restructuring plan. The Company expects the reduction in force to be substantially complete by the end of the first quarter of fiscal 2027.

Exhibit index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 9, 2019).	10-K	June 3, 2020	3.1
3.2	Amended and Restated By-laws of the Registrant.	8-K	July 24, 2018	3.2
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	July 10, 2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 10, 2017, by and among the Registrant and the investors set forth therein.	S-1	June 22, 2018	4.2
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4	Form of Pre-Funded Warrant (2019).	8-K	November 18, 2019	4.1
4.5	Form of Pre-Funded Warrant (2020).	8-K	June 10, 2020	4.1
4.6	Form of Pre-Funded Warrant (2022)	8-K	December 12, 2022	4.1
4.7	Form of Pre-Funded Warrant (June 2024)	8-K	June 13, 2024	4.1
4.8	Form of Pre-Funded Warrant (December 2024)	8-K/A	December 4, 2024	4.1
4.9	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the Registrant.	S-3	August 3, 2023	4.7
10.1†	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	July 10, 2018	10.1
10.2†	2017 Equity Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	S-1/A	June 26, 2018	10.2
10.3†	2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees and forms of agreements thereunder.	10-K	May 19, 2022	10.3
10.4†	Form of Performance Stock Unit Award Agreement under 2018 Omnibus Incentive Compensation Plan for U.S. Employees.	10-K	May 16, 2024	10.4
10.5†	Form of Performance Stock Unit Award Agreement under 2018 Omnibus Incentive Compensation Plan and Sub-Plan for U.K. Employees.	10-K	May 16, 2024	10.5
10.6†	Form of Inducement Stock Option Grant Agreement.	10-K	May 16, 2024	10.6
10.7†	Form of Inducement Restricted Stock Unit Grant Agreement.	10-K	May 16, 2024	10.7
10.8†	Employee Stock Purchase Plan.	S-1/A	July 10, 2018	10.4
10.16	Lease, dated as of April 1, 2016, by and between Cummings Properties, LLC and the Registrant.	S-1	June 22, 2018	10.8
10.17	Lease, dated as of April 4, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	S-1	June 22, 2018	10.9
10.18	Deed of Variation, dated June 29, 2020, by and among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, and Replimune Limited.	10-Q	August 7, 2020	10.3
10.19‡	Clinical Trial Collaboration and Supply Agreement, dated as of February 26, 2018, by and between Bristol-Myers Squibb Company and the Registrant.	S-1/A	July 10, 2018	10.12

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.20‡	Master Clinical Trial Collaboration and Supply Agreement, dated as of May 29, 2018, by and between Regeneron Pharmaceuticals, Inc. and the Registrant.	S-1/A	July 17, 2018	10.13
10.21	Indenture of Lease, dated as of June 22, 2018, by and between CRP/King 33 NY Ave. Owner, L.L.C. and the Registrant.	S-1	June 22, 2018	10.12
10.22	Lease, dated as of June 7, 2019, by and between ND/CR Unicorn LLC and the Registrant.	8-K	June 13, 2019	10.1
10.24	Clinical Trial Collaboration and Supply Agreement (RP-2), dated as of April 12, 2019, by and between Bristol-Myers Squibb Company and Replimune, Inc.	10-K	June 3, 2020	10.22
10.25	Lease Agreement, dated as of October 29, 2021, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-Q	February 3, 2022	10.3
10.26	Lease Agreement, dated as of March 23, 2023, by and among Replimune Limited, MEPC Milton Park No. 1 Limited, and MEPC Milton Park No. 2 Limited.	10-K	May 18, 2023	10.34
10.28	Second Amendment to Loan and Security Agreement, dated as of December 22, 2023, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules	10-Q	February 8, 2024	10.1
10.29	Third Amendment to Loan and Security Agreement, dated as of January 29, 2026, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc.	10-Q	February 3, 2026	10.3
10.30†	Employment Agreement, dated as of December 1, 2022, by and between Konstantinos Xynos and Replimune, Inc.	10-Q	February 9, 2023	10.2
10.31†	Amendment to Amended and Restated Employment Agreement, dated as of December 30, 2022, by and between Sushil Patel and Replimune, Inc.	10-Q	February 9, 2023	10.3
10.32†	Employment Agreement, dated as of December 30, 2022, by and between Christopher Sarchi and Replimune, Inc.	10-Q	February 9, 2023	10.4
10.33†	Employment Agreement, dated as of August 31, 2023, by and between Emily Hill and Replimune, Inc.	10-Q	November 7, 2023	10.1
10.34†	Second Amended and Restated Employment Agreement, dated as of March 25, 2024, by and between Replimune, Inc. and Sushil Patel.	10-K	May 16, 2024	10.33
10.35†	Second Amended and Restated Employment Agreement, dated as of March 25, 2024, by and between Replimune, Inc. and Philip Astley-Sparke.	10-K	May 16, 2024	10.34
10.36†	Separation and Transition Agreement, dated as of March 25, 2024, by and between Robert Coffin and Replimune, Inc.	10-K	May 16, 2024	10.35
10.37†	Amendment to Consulting Agreement, dated as of May 30, 2025, by and between Robert Coffin and Replimune, Inc.	10-Q	August 7, 2025	10.1
10.38†	Separation Agreement and Release, dated as of May 18, 2023 by and between Jean Franchi and Replimune, Inc.	10-Q	August 3, 2023	10.2
10.39†	Separation Agreement and Release, dated as of March 26, 2024, by and between Pamela Esposito and Replimune, Inc.	10-K	May 16, 2024	10.39
10.40†	Consulting Agreement, dated as of March 26, 2024, by and between Pamela Esposito and Replimune, Inc.	10-K	May 16, 2024	10.40
10.41†	Separation Agreement and Release, dated as of March 31, 2024, by and between Tanya Lewis and Replimune, Inc.	10-K	May 16, 2024	10.41
10.42†	Consulting Agreement, dated as of March 31, 2024, by and between Tanya Lewis and Replimune, Inc.	10-K	May 16, 2024	10.42
10.43†	Form of U.K. Inducement Stock Option Grant Agreement	10-Q	November 12, 2024	10.1
10.44†	Form of U.K. Inducement Restricted Stock Unit Grant Agreement	10-Q	November 12, 2024	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number
10.45†	Form of U.K. Strategic Initiative Restricted Stock Unit Grant Agreement	10-Q	February 3, 2026	10.1
10.46†	Form of U.S. Strategic Initiative Restricted Stock Unit Grant Agreement	10-Q	February 3, 2026	10.2
10.47†	Executive Severance Plan for Chief-Level Executives	10-Q	November 12, 2024	10.3
10.48	Securities Purchase Agreement, dated June 12, 2024, by and among Replimune Group, Inc. and each of the investors as party thereto	8-K	June 13, 2024	10.1
10.49	Form of Registration Rights Agreement	8-K	June 13, 2024	10.2
10.50	Registration Rights Agreement, dated March 5, 2025, by and among Replimune Group, Inc. and 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	March 7, 2025	10.1
19.1	Replimune Group, Inc. Amended and Restated Insider Trading Policy	10-K	May 22, 2025	19.1
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
97*	Replimune Group, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

REPLIMUNE GROUP, INC.
Date: June 29, 2026	By:	/s/ SUSHIL PATEL
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

Name	Title	Date
/s/ SUSHIL PATEL	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2026
Sushil Patel
/s/ EMILY HILL	Chief Financial Officer, (Principal Financial Officer)	June 29, 2026
Emily Hill
/s/ ANDREW SCHWENDENMAN	Chief Accounting Officer, (Principal Accounting Officer)	June 29, 2026
Andrew Schwendenman
/s/ PHILIP ASTLEY-SPARKE	Director	June 29, 2026
Philip Astley-Sparke
/s/ KAPIL DHINGRA	Director	June 29, 2026
Kapil Dhingra
/s/ MADHAVAN BALACHANDRAN	Director	June 29, 2026
Madhavan Balachandran
/s/ CHRISTY OLIGER	Director	June 29, 2026
Christy Oliger
/s/ PAOLO PUCCI	Director	June 29, 2026
Paolo Pucci
/s/ JOSEPH SLATTERY	Director	June 29, 2026
Joseph Slattery
/s/ VELEKA PEEPLES-DYER	Director	June 29, 2026
Veleka Peeples-Dyer
/s/ DIETER WEINAND	Director	June 29, 2026
Dieter Weinand
/s/ MICHAEL GOLLER	Director	June 29, 2026
Michael Goller