Form 10-Q
period 2026-06-30
Replimune Group, Inc.
filed 2026-08-14
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 11, 2026 was 94,219,634.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$185,359	$209,024
Short-term investments	9,969	59,865
Research and development incentives receivable	—	1,619
Prepaid expenses and other current assets	5,479	8,611
Total current assets	200,807	279,119
Property, plant and equipment, net	11,858	12,974
Restricted cash	1,703	1,703
Other non-current assets	3,238	2,942
Right-of-use asset - operating leases	3,068	3,270
Right-of-use asset - finance leases	31,773	32,380
Total assets	$252,447	$332,388

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,261	$6,671
Accrued expenses and other current liabilities	30,111	47,516
Operating lease liabilities, current	1,136	1,158
Finance lease liabilities, current	2,904	2,883
Total current liabilities	38,412	58,228
Operating lease liabilities, non-current	2,136	2,328
Finance lease liabilities, non-current	21,685	21,909
Long term debt, net of discount	84,114	83,308
Other liabilities, non-current	455	455
Total liabilities	146,802	166,228
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 83,979,366 and 82,716,923 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	84	82
Additional paid-in capital	1,431,870	1,423,194
Accumulated deficit	(1,332,285)	(1,262,519)
Accumulated other comprehensive income	5,976	5,403
Total stockholders' equity	$105,645	$166,160
Total liabilities and stockholders' equity	$252,447	$332,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Operating expenses:
Research and development	$49,277	$57,843
Selling, general and administrative	18,970	32,579
Total operating expenses	68,247	90,422
Loss from operations	(68,247)	(90,422)
Other income (expense):
Research and development incentives	296	420
Investment income	1,960	4,714
Interest expense on finance lease liability	(506)	(521)
Interest expense on debt obligations	(2,581)	(1,475)
Other (expense) income, net	(688)	591
Total other (expense) income, net	(1,519)	3,729
Net loss	$(69,766)	$(86,693)
Net loss per common share, basic and diluted	$(0.72)	$(0.95)
Weighted average common shares outstanding, basic and diluted	96,864,452	91,516,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net loss	$(69,766)	$(86,693)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	582	(938)
Net unrealized loss on short-term investments	(9)	(269)
Comprehensive loss	$(69,193)	$(87,900)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2026	82,716,923	$82	$1,423,194	$(1,262,519)	$5,403	$166,160
Foreign currency translation adjustment	—	—	—	—	582	582
Unrealized loss on short-term investments	—	—	—	—	(9)	(9)
Exercise of stock options	118,075	1	1,003	—	—	1,004
Vesting of RSUs	1,144,368	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,674	—	—	7,674
Net loss	—	—	—	(69,766)	—	(69,766)
Balances as of June 30, 2026	83,979,366	84	1,431,870	(1,332,285)	5,976	105,645

Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843
Foreign currency translation adjustment	—	—	—	—	(938)	(938)
Unrealized loss on short-term investments	—	—	—	—	(269)	(269)
Exercise of stock options	966	—	8	—	—	8
Vesting of RSUs	721,184	1	1	—	—	2
Stock-based compensation expense	—	—	8,762	—	—	8,762
Net loss	—	—	—	(86,693)	—	(86,693)
Balances as of June 30, 2025	77,807,174	78	1,367,668	(1,035,272)	4,241	336,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(69,766)	$(86,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,674	8,762
Depreciation and amortization	937	873
Operating lease, right-of-use-asset amortization	206	185
Finance lease, right-of-use-asset amortization	607	607
Net amortization of premiums and discounts on short-term investments	(112)	(1,339)
Impairment on property, plant and equipment	108	—
Noncash interest expense	806	415
Unrealized foreign currency transaction (gains) losses	(688)	591
Changes in operating assets and liabilities:
Research and development incentives receivable	1,347	1,631
Prepaid expenses and other current assets	3,129	234
Accounts payable	(2,334)	3,765
Accrued expenses and other current liabilities	(17,424)	(5,536)
Operating lease liabilities	(218)	(195)
Other non-current liabilities	—	(316)
Net cash used in operating activities	(75,728)	(77,016)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(6)	(2,740)
Purchase of short-term investments	(9,884)	(37,581)
Proceeds from sales and maturities of short-term investments	59,883	105,369
Net cash provided by investing activities	49,993	65,048
Cash flows from financing activities:
Principal payment of finance lease obligation	(203)	(166)
Proceeds from exercise of stock options	1,003	8
Net cash provided by (used in) financing activities	$800	$(158)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,270	(1,616)
Net decrease in cash, cash equivalents and restricted cash	(23,665)	(13,742)
Cash, cash equivalents and restricted cash at beginning of period	210,727	112,822
Cash, cash equivalents and restricted cash at end of period	$187,062	$99,080
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	1,775	1,059
Cash paid for income taxes, net	33	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	3	645
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business

Replimune Group, Inc. (the “Company”) is a commercial-stage biotechnology company with the mission to transform cancer treatment by pioneering the development of a novel portfolio of oncolytic immunotherapies. The Company's proprietary oncolytic immunotherapy product and product candidates are designed and intended to maximally activate the immune system against cancer. Replimune Group, Inc., whose predecessor was founded in 2015, is the parent company of its wholly owned, direct and indirect subsidiaries: Replimune Limited (“Replimune UK”); Replimune, Inc. (“Replimune US”); Replimune Securities Corporation; and Replimune (Ireland) Limited.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, those related to the development and commercialization of our product and product candidates, our ability to successfully complete one or more confirmatory trials of TUDRIQEV (vusolimogene oderparepvec-wtpg), previously referred to as RP1, our expectations about our cash runway, the design and advancement of our clinical trials, the requirements and views of regulators, the development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, third-party intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory review and approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company's proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with added payloads that are intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. In addition to TUDRIQEV, the Company currently has two further RPx product candidates, RP2 and RP3. We have been conducting a number of clinical trials of TUDRIQEV, both as a monotherapy and in combination with anti-PD-1 therapy with the goal of establishing a major skin cancer treatment franchise.
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $69.8 million and $86.7 million for the three months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $1,332.3 million.

The Company expects to continue to generate operating losses for the foreseeable future and will need to finance its future cash needs through any or a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. As described in the Company's Annual Report on Form 10-K for the year ended March 31, 2026, substantial doubt existed about the Company's ability to continue as a going concern. The conditions that raised substantial doubt have been subsequently alleviated, as the Company raised approximately $141.0 million in net proceeds from an equity offering in August 2026. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operations for greater than twelve months from the issuance of these condensed consolidated financial statements, which includes the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes. These estimates are based on assumptions that may prove to be wrong and the Company could utilize its available capital resources sooner than expected.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and consolidated statements of stockholders’ equity for the three months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations for the three months ended June 30, 2026 and 2025 and its cash flows for the three months ended June 30, 2026 and 2025. The financial data and other information disclosed in these consolidated notes related to the three months ended June 30, 2026 and 2025 are unaudited. The results for the three months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending March 31, 2027, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on June 29, 2026 (the "Annual Report").
During the three months ended June 30, 2026, there have been no changes to the Company’s significant accounting policies as described in the Annual Report.
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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$37,513	$—	$37,513
US Government Agency bonds	—	4,984	—	4,984
US Treasury bonds	—	39,939	—	39,939
Short-term investments
US Government Agency bonds	—	9,969	—	9,969
	—	92,405	—	92,405

	Fair Value Measurements as of March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$104,275	$—	$104,275
US Government Agency bonds	—	15,998	—	15,998
Short-term investments
US Government Agency bonds	—	3,984	—	3,984
US Treasury bonds	—	55,881	—	55,881
	—	180,138	—	180,138
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three months ended June 30, 2026 and 2025, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.
4. Short-term investments
As of June 30, 2026 and March 31, 2026, the Company's available-for-sale investments by type consisted of the following:

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$9,970	$—	$(1)	$—	$9,969
Total	$9,970	$—	$(1)	$—	$9,969

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$3,985	$—	$(1)	$—	$3,984
US Treasury bonds	55,872	9	—	—	55,881
Total	$59,857	$9	$(1)	$—	$59,865

As of June 30, 2026 and March 31, 2026, available-for-sale securities consisted of investments that mature within one year.

5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2026	March 31, 2026
Office equipment	$1,897	$1,897
Computer equipment	2,516	2,441
Plant, manufacturing and laboratory equipment	12,727	12,325
Leasehold improvements	2,504	2,504
Capitalized software	9,736	9,736
Construction in progress	146	802
Total property, plant and equipment	29,526	29,705
Less: Accumulated depreciation	(17,668)	(16,731)
Property, plant and equipment, net	$11,858	$12,974
Depreciation and amortization expense, including amortization on capitalized software, was $0.9 million for the three months ended June 30, 2026 and $0.9 million for the three months ended June 30, 2025. Amortization on capitalized software for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.3 million, respectively. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	March 31, 2026
Accrued research and development costs	$21,716	$26,740
Accrued compensation and benefits costs	5,127	17,483
Accrued professional fees	1,230	537
Other	2,038	2,756
Total accrued expenses and other current liabilities	$30,111	$47,516

7 Debt
On October 6, 2022, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the closing date, and at the Company's sole option, could have drawn, but did not draw down, an additional $30.0 million on or prior to September 30, 2023. The Company can also draw as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

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

A third amendment was made to the Loan Agreement (the "Third Amendment") on January 29, 2026 (the "Third Amendment Closing Date") pursuant to which the Company drew down the tranche 3 loan advance amount of $35.0 million. The Third Amendment maintains a $200.0 million maximum principal amount and re-allocates the future tranches extending through December 2027, subject to the terms and conditions of the Loan Agreement. In addition, the Third Amendment extended the amortization date, with a balloon payment, inclusive of accrued interest and principal due on the maturity date of October 1, 2027 with the caveat that if the Company receives FDA approval prior to October 1, 2027, the amortization and maturity date shall be extended to October 1, 2029. As a result of the Company's receipt of approval from the FDA, the maturity date has been extended to October 1, 2029. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through September 2029, with the outstanding principal balance of the Term Loan Facility bearing interest payable in cash at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the Prime Rate plus 1.75%.

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $2.1 million as of June 30, 2026 and $1.7 million as of March 31, 2026.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.4 million and $0.5 million were recorded in other assets as of June 30, 2026 and March 31, 2026, respectively. Interest expense for the three months ended June 30, 2026 was $2.6 million and $1.5 million for the three months ended June 30, 2025.

The summary of obligations under the term loan as of June 30, 2026 and March 31, 2026 consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Principal loan balance	$82,564	$82,252
Facility charge and diligence fee	(96)	(120)
Unamortized issuance costs	(430)	(536)
Accumulated end of term fee	2,076	1,712
Long term debt, net of discount	$84,114	$83,308

The annual principal payments due under the Loan Agreement as of fiscal June 30, 2026 and March 31, 2026 were as follows:

	June 30, 2026	March 31, 2026
2027	$—	$—
2028	84,150	84,150
Total	$84,150	$84,150

The table of future payments of long-term debt excludes the end of term charge of $4.0 million, which is due upon the maturity of the loan.
8 Stockholders’ equity
Common stock
As of June 30, 2026 and March 31, 2026, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 150,000,000 shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 10) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	June 30, 2026	March 31, 2026
Stock options, issued and outstanding	12,492,872	11,785,458
Restricted and performance stock units	4,825,591	5,508,882
Stock options and restricted stock units, future issuance	3,696,006	1,569,457
Employee stock purchase plan, available for future grants	4,799,623	4,102,399
Pre-funded warrants	14,058,153	14,058,153
Total shares of common stock reserved for future issuance	39,872,245	37,024,349
Undesignated preferred stock
As of June 30, 2026, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2026.
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
During the three months ended June 30, 2026 and 2025, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any Shares pursuant to the 2023 Sales Agreement.
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
9 Pre-funded Warrants
The Company's pre-funded warrants are exercisable at any time after the date of their issuance. As of June 30, 2026, unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant (i) if such holder, together with its affiliates, would beneficially own more than 9.99% (or, in the case of the December 2024 Pre-Funded Warrants, 4.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, or (ii) if the combined voting power of our securities beneficially owned by such holder, together with its affiliates, would exceed 9.99% (or, in the case of the December 2024 Pre-Funded Warrants, 4.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise of such pre-funded warrants, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. A holder of the June 2024 Pre-funded Warrants may increase or decrease this percentage to any other percentage not in excess of 9.99%, whereas a holder of the Company's other Pre-funded Warrants, may increase or decrease this percentage up to 19.99%, in all cases, by providing at least 61 days’ prior notice to the Company.
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
10 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,
	2026	2025
Research and development	$3,615	$4,689
Selling, general and administrative	4,059	4,073
	$7,674	$8,762

     The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Stock options	$3,460	$4,137
Restricted and performance stock units	4,214	4,625
	$7,674	$8,762
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants as of March 31, 2026, as described in Note 9 to these condensed consolidated financial statements, or such lesser amount as determined by the Board. On April 1, 2026, the number of shares reserved for issuance under the 2018 Plan automatically increased by 3,871,003 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2026. As of June 30, 2026, 3,696,006 shares remained available for future grants under the 2018 Plan.
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

In 2024, the Company's board of directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company, subject to non-market performance and service conditions. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and expense is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. On June 30, 2026, the compensation committee of the board of directors agreed to extend the performance period with respect to the “Target” performance level set forth in the PSU Award Agreement to end on December 24, 2026. Accordingly, the PSUs will vest at 100% given the approval of the Company's first Biologics License Application ("BLA") for TUDRIQEV by the Food and Drug Administration ("FDA"). The timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved. The Company did not grant any PSUs under the 2018 Plan during the three months ended June 30, 2026 or 2025. The Company reassesses the probability of achieving the performance condition at each reporting period. As of June 30, 2026, the Company has not recognized any expense related to PSUs.
Employee Stock Purchase Plan
On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 9 to these condensed consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2026, the number of shares reserved for issuance under the ESPP automatically increased by 697,224, for a total of 4,799,623 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and have been issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. The Company did not grant any out-of-plan inducement grants during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company granted 156,895 nonqualified stock options to purchase shares of the Company's common stock, and 240,960 restricted stock units under employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,
	2026	2025
Risk-free interest rate	4.06%	3.97%
Expected term (in years)	6.0	6.0
Expected volatility	106.7%	76.3%
Expected dividend yield	0%	0%

Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2026	11,785,458	$14.12	5.63	$4,323
Granted	2,167,083	7.63
Exercised	(118,075)	8.49
Cancelled	(1,341,594)	14.53
Outstanding as of June 30, 2026	12,492,872	13.00	5.71	25,470
Options exercisable as of June 30, 2026	8,594,036	14.99	4.23	14,195
Options vested and expected to vest as of June 30, 2026	12,492,872	$13.00	5.71	$25,470
As of June 30, 2026, there was $23.4 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.7 years.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2026 and 2025 was $6.33 and $5.80, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2026 was $0.2 million and the aggregate intrinsic value of stock options exercised during the three months ended June 30, 2025 was immaterial.
Restricted and performance stock units
A summary of the changes in the Company’s RSUs and PSUs during the three months ended June 30, 2026 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2026	5,508,882	$9.69
Granted	2,510,630	7.65
Vested	(1,144,368)	10.47
Cancelled	(2,049,553)	8.79
Outstanding as of June 30, 2026	4,825,591	$8.82
During the three months ended June 30, 2026 and 2025, the weighted average grant date fair value of awards granted is $19.2 million and $20.1 million, respectively. In addition, the total fair value of shares vested during the three months ended June 30, 2026 and 2025 is $12.0 million and $11.7 million, respectively. As of June 30, 2026, there was $34.1 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years. In addition, unrecognized compensation costs related to performance based awards tied to the achievement of a company milestone account for approximately $3.2 million.
11 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(69,766)	$(86,693)
Denominator:
Weighted average common shares outstanding, basic and diluted	96,864,452	91,516,199
Net loss per share, basic and diluted	$(0.72)	$(0.95)
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

	Three Months Ended June 30,
	2026	2025
Options to purchase common stock	12,492,872	12,273,997
Unvested restricted and performance stock units	4,825,591	5,231,911
Warrants to purchase common stock	—	497,344
	17,318,463	18,003,252

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
14 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$607	$607
Interest on lease liabilities	506	521
Operating lease costs	289	288
Total lease cost	$1,402	$1,416
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,
	2026	2025
Finance Lease Costs
Research and development	$607	$607
Other expenses	506	521
Operating Lease Costs
Research and development	215	223
Selling, general and administrative	74	65
Total lease cost	$1,402	$1,416
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and finance lease liabilities recognized on its balance sheet as of June 30, 2026:

	June 30, 2026
	Operating leases	Finance lease	Total
2027 (remaining nine months)	$861	$2,175	$3,036
2028	1,107	2,969	4,076
2029	1,021	3,058	4,079
2030	588	3,096	3,684
2031	370	3,096	3,466
Thereafter	—	25,802	25,802
Total lease payments	3,947	40,196	44,143
Less: interest	675	15,607	16,282
Total lease liabilities	$3,272	$24,589	$27,861
The following table provides lease disclosure for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$302		$299
Operating cash flows from finance leases	$506		$521
Financing cash flows from finance leases	$203		$166
Weighted-average remaining lease term - operating leases	3.6	years	4.5	years
Weighted-average remaining lease term - finance leases	13.1	years	14.1	years
Weighted-average discount rate - operating leases	10.4%		10.5%
Weighted-average discount rate - finance leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three months ended June 30, 2026 and 2025 respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of June 30, 2026 and March 31, 2026, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.8 million, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 or March 31, 2026.
Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. Following the second CRL issued by the FDA on April 10, 2026 for the Company's RP1 BLA for the treatment of advanced melanoma, the Lead Plaintiff filed a second amended complaint in the class action that addresses the second CRL. The Company’s and the other defendants’ response is now due on August 17, 2026. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.

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

On August 6, 2026, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the District of Massachusetts. The complaint, captioned Toor v. Replimune Group, Inc. et al., Case No. 1:26-cv-13612, alleges essentially the same facts and circumstances as the Lead Plaintiff's case. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.

As the matters noted above are preliminary, the Company is unable to determine whether any loss will ultimately occur and cannot reasonably estimate the range of expected exposure. Therefore, the Company has not recorded any liability in the condensed consolidated financial statements as of and for the three months ended June 30, 2026.
15 Income taxes
The Company did not record an income tax provision for the three months ended June 30, 2026 or 2025 as a result of forecasted United States and United Kingdom losses for the respective years.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and United Kingdom, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, future reversals of existing taxable temporary differences, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets.
16 Geographic information
The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	June 30, 2026	March 31, 2026
United States	$11,171	$12,174
United Kingdom	687	800
	$11,858	$12,974

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
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	$674	$3,452
ARTACUS	484	1,619
CERPASS	(270)	1,208
IGNYTE-3	7,950	4,861
Other RP1 study costs	1,399	4,422
RP2	8,828	3,875
RP3	246	857
Unallocated research and development expenses¹:	29,966	37,549
Selling, general and administrative	18,970	32,579
Total operating expenses	68,247	90,422
Loss from operations	(68,247)	(90,422)
Other (expense) income, net	(1,519)	$3,729
Net loss	(69,766)	(86,693)
¹Includes personnel-related costs and other costs
18 Subsequent Events
FDA approval of TUDRIQEV
On August 6, 2026, the FDA granted accelerated approval for TUDRIQEV (vusolimogene oderparepvec-wtpg), previously referred to as RP1, in combination with nivolumab for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression on an anti-PD-1 antibody-based regimen. This indication is approved under accelerated approval based on objective response rate and duration of response. This approval is a significant milestone for the Company, and the commercial launch of TUDRIQEV is in progress.
Equity offering

On August 10, 2026, the Company completed an offering of (a) 9,701,490 shares of the Company’s common stock at an offering price of $12.06 per share and, (b) in lieu of common stock to certain investors, pre-funded warrants to purchase 2,736,340 shares of its common stock at an offering price of $12.0599 per pre-funded warrant. The company received aggregate net proceeds of approximately $141.0 million after deducting fees and expenses of approximately $9.0 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited consolidated financial statements and notes thereto for the year ended March 31, 2026, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
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
Overview
General
We are a commercial-stage biotechnology company committed to applying our leading expertise in the field of oncolytic immunotherapy to transform the lives of cancer patients through our novel oncolytic immunotherapies. Our proprietary oncolytic immunotherapy product and product candidates are designed and intended to maximally activate the immune system against cancer.
Oncolytic immunotherapy is an emerging drug class. Oncolytic immunotherapy exploits the ability of certain viruses to selectively replicate in and directly kill tumors, as well as induce a potent, patient-specific, anti-tumor immune response. Our product and product candidates incorporate multiple mechanisms into a practical “off-the-shelf” approach that is intended to maximize the immune response against a patient’s cancer and to offer significant advantages over other approaches to inducing anti-tumor immunity. We believe that the bundling of multiple approaches for the treatment of cancer into single therapies will increase clinical efficacy and simplify the development path of our product and product candidates, while also improving patient outcomes.
Our proprietary RPx platform is based on a novel, engineered strain of herpes simplex virus 1, or HSV-1, backbone with payloads added that are intended to maximize immunogenic cell death and the induction of a systemic anti-tumor immune response. The RPx platform is intended to have unique dual local and systemic activity consisting of direct selective virus-mediated killing of the tumor resulting in the release of tumor-derived antigens and altering of the tumor microenvironment to ignite a strong and durable systemic response. Our product and product candidates are expected to be synergistic with most established and experimental cancer treatment modalities, and, with an attractive safety profile, the RPx platform is expected to have the versatility to be developed alone or combined with a variety of other treatment options. In addition to TUDRIQEV, we currently have two further RPx product candidates in our development pipeline, RP2 (sturlimgene erparepvec) and RP3. Although our fiscal year ends March 31st, our programs and program updates are reported on a calendar year basis.
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

The leading tumor specific cohort in the IGNYTE trial is our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD-1 failed melanoma cohort from the IGNYTE trial includes 140 patients who received RP1 in combination with nivolumab. On August 6, 2026, we announced the FDA granted accelerated approval to TUDRIQEV (vusolimogene oderparepvec-wtpg), previously referred to as RP1, in combination with nivolumab for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression on an anti-PD-1 antibody-based regimen. This indication is approved under accelerated approval based on objective response rate and duration of response. Continued approval for this indication may be contingent on verification of clinical benefit in a confirmatory trial(s). The IGNYTE trial enrolled 140 patients with 91 patients with at least one non-injected lesion included in the efficacy-evaluable population. In this population, TUDRIQEV plus nivolumab achieved an objective response rate (ORR) of 24.2%, with a median duration of response of 14.1 months. Treatment was well tolerated with mostly mild-to-moderate adverse events. The patient population included patients with Stage 4 disease (80%), prior anti-PD-1 adjuvant treatment (13%), PD-L1 negative status (54%), lung (45%) and liver lesions (24%). TUDRIQEV in combination with nivolumab was generally well tolerated, with adverse events predominantly mild to moderate in severity. The most common (incidence ≥ 10%) adverse reactions in patients treated with TUDRIQEV combined with nivolumab were nausea, diarrhea, vomiting, constipation, decreased appetite, abdominal pain, fatigue, pyrexia, chills, injection site reaction, influenza-like illness, infections, musculoskeletal pain, arthralgia, headache, dizziness, cough, dyspnea, rash, edema, pruritus and hemorrhage. Most treatment-related adverse reactions were grade 1 and 2 and transient. There were no grade 4 or 5 common adverse events. See additional Important Safety Information. The IGNYTE study data were published in the Journal of Clinical Oncology in July 2025.
In November 2024, we announced submission of our first Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or the FDA, for TUDRIQEV in combination with nivolumab for the treatment of adult patients with advanced melanoma who have previously received an anti-PD-1 containing regimen, and that the FDA had granted Breakthrough Therapy designation for TUDRIQEV in combination with nivolumab in the same setting. In July 2025, we received the first of two CRLs on our BLA for TUDRIQEV in combination with nivolumab for advanced melanoma patients, with the second CRL being issued by the FDA in April 2026. Ultimately, however, at a July 30, 2026 meeting of the Cellular, Tissue, and Gene Therapies Advisory Committee (the "Advisory Committee"), the Advisory Committee voted 10 to 3 on the question: “Are the efficacy results from IGNYTE evaluable and clinically meaningful?” Following this meeting, on August 6, 2026, the FDA granted accelerated approval of TUDRIQEV in combination with nivolumab for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression on an anti-PD-1 antibody-based regimen.

In August 2024, we announced the dosing of the first patient in the IGNYTE-3 trial, or the I-3 trial, a 2-arm randomized Phase 3 clinical trial with physician's choice of treatment as a comparator arm in anti-PD-1 failed melanoma patients. Overall survival is the primary endpoint, and the trial is expected to randomize approximately 400 patients. We continue to enroll patients in the I-3 trial. The I-3 trial is an FDA postmarketing requirement and is intended to serve as the required accelerated approval confirmatory study. In addition to the I-3 trial, we must also complete a pediatric study of TUDRIQEV in combination with nivolumab in pediatric patients 12 years of age and older and are required to fulfill certain other postmarketing commitments set out in FDA’s TUDRIQEV approval letter. We continue to enroll patients in the I-3 trial.
In addition to our development of TUDRIQEV for melanoma, we also are studying the product for other indications. In our non-melanoma skin cancer, or NMSC, cohort of the IGNYTE trial, we provided a data update in December 2023 from the first 30 patients with at least 6 months of follow up including patients with cutaneous squamous cell carcinoma, or CSCC, Merkel cell carcinoma, or MCC, basal cell carcinoma, or BCC, and angiosarcoma in this cohort. The data showed that treatment with TUDRIQEV in combination with nivolumab led to an ORR of 30% which is consistent with data from the anti-PD-1 failed melanoma cohort with approximately one-third of patients responding and 60% demonstrating clinical benefit. The combination of TUDRIQEV and nivolumab was well tolerated in this patient population with a safety profile consistent with the overall experience seen with this treatment regimen to date. We provided updated data from the NMSC cohort during our June 2025 Investor Day event and in October 2025 at the European Society for Medical Oncology, or ESMO, conference. Responses to TUDRIQEV plus nivolumab occurred across the NMSC tumor types enrolled, with confirmed responses seen in patients with both anti–PD-1 naïve and anti-PD-1 failed disease, as well as both in locally advanced and metastatic disease. The ORR by NMSC tumor type for anti-PD-1 naïve patients was 100.0% (n=4) in MCC, 33.3% (n=3) in BCC, 66.7% (n=6) in angiosarcoma, and 56.3% (n=16) in CSCC. The ORR by NMSC tumor type for anti-PD-1 failed patients was 26.3% (n=19) in MCC, 30.0% (n=10) in BCC, 37.5% (n=8) in angiosarcoma, and 15.2% (n=33) in CSCC. We closed enrollment in the NMSC tumor type cohorts in the fourth quarter of 2025.
We had been furthering development of TUDRIQEV through enrollment in a Phase 1b/2 clinical trial of single agent TUDRIQEV in solid organ transplant recipients with skin cancers, including CSCC, which we referred to as the ARTACUS trial. The ARTACUS trial enrolled 69 patients to assess the safety and efficacy of TUDRIQEV in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. Most recently, Dr. Michael R. Migden presented updated data from the ARTACUS trial at the Society for Melanoma Research 22nd International Congress in October 2025. This updated data showed anti-tumor activity in locally advanced CSCC with an ORR of 34.6% (CR rate of 23.1%) and 2-year duration of response of

61.0%. Furthermore, the data showed that TUDRIQEV monotherapy continued to be well tolerated and the safety profile continued to be similar to that observed in non-immunocompromised patients with advanced skin cancers, and, importantly, no implant rejections were attributed to the TUDRIQEV treatment. We have closed enrollment in the ARTACUS trial and are planning a publication of the data in 2026.
Our previous clinical trial of TUDRIQEV in patients with CSCC, which we referred to as the CERPASS trial, is fully closed and we are planning for a study report to be available in 2026.
We are also developing or are continuing to develop product candidates, RP2 and RP3, that have been further engineered to enhance anti-tumor immune responses and are intended to address additional tumor types, including traditionally less immune responsive tumor types. In addition to the expression of GALV-GP R(-) and human GM-CSF as in TUDRIQEV, RP2 has been engineered to express an antibody-like molecule intended to block the activity of CTLA-4, a protein that inhibits the full activation of an immune response, including to tumors. RP3 has been engineered with the intent to further stimulate an anti-tumor immune response through activation of immune co-stimulatory pathways through the additional expression of the ligands for CD40 and 4-1BBL, as well as anti-CTLA-4 and GALV-GP R(-), but without the expression of GM-CSF.
We continue the development of our product candidate RP2 with the goal of moving beyond skin cancers and aiming to treat the more prevalent tumor types commonly found in liver and lung metastasis and including those involving primary liver cancer. Notably, as previously reported, from our Phase 1 clinical trial of RP2 alone and in combination with nivolumab, we have seen durable responses from a monotherapy cohort in a variety of difficult to treat tumors as well as in combination with anti-PD-1 and in particular in patients with metastatic uveal melanoma, or mUM. In November 2023, we presented updated data from a cohort of mUM patients during a Plenary Session at the 20th Annual International Society for Melanoma Research Congress. The updated data showed RP2 led to an ORR of 29.4% (5 of 17 patients; one of the responding patients was treated with RP2 monotherapy and four of the responding patients were treated with RP2 combined with nivolumab), including responses in patients with liver, lung, and bone metastases. The median duration of response (DOR) at the data cutoff was 11.47 months (range of 2.78 to 21.22 with responses ongoing). Nearly all patients (15 of 17, 88.2%) in the study had progressed on or after immunotherapy with 12 of 17 patients (70.6%) having previously received both anti-PD-1 and anti-CTLA-4 therapies, including four of the responding patients. RP2 was generally well tolerated both as monotherapy and in combination with nivolumab with no additive adverse events observed. The most common grade 1 or 2 treatment related adverse events, or TRAEs, overall in both cohorts were pyrexia, chills, fatigue, hypotension and pruritis. Six patients had grade 3 TRAEs, including two cases of hypotension. There were no grade 4 or 5 TRAEs. In June 2024, we presented that the disease control rate for this cohort of mUM patients was 58.8%.
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
We continue our signal finding trial of RP2 in combination with atezolizumab and bevacizumab in the second-line (2L) setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. The protocol has been amended to include RP2 as monotherapy and we plan to release preliminary HCC data by the end of 2026. We have also opened a cohort in our RP2 study to investigate the potential to address biliary tract cancer, or BTC, through the dosing of RP2 in combination with durvalumab. We are currently evaluating these signal finding studies.
TUDRIQEV, RP2 and RP3 are administered by direct injection into solid tumors, guided either visually or by ultrasound, computerized tomography or other imaging methods. We believe that direct injection maximizes virus-mediated tumor cell death, provides the most efficient delivery of virus-encoded immune activating proteins into the tumor with the goal of activating systemic immunity, and limits the systemic toxicities that could be associated with intravenous administration. Activation of systemic immunity through local administration is intended to lead to the induction of anti-tumor immune responses leading to clinical response of tumors that have not themselves been injected.
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have incurred significant operating losses and we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent, proceeds from borrowing under secured loan facilities. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of TUDRIQEV and our other product candidates. As of June 30, 2026, we do not have any products approved for sale and have not generated any revenue from product sales.
Since our initial public offering, or IPO, on July 20, 2018, we have raised an aggregate of approximately $1,132.9 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $862.0 million was from four separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, and November 2024, respectively, $96.7 million was from our private investment in public equity offering in June 2024, and $73.0 million was from at-the-market offerings.
Our net losses were $69.8 million and $86.7 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,332.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
We anticipate that our expenses and capital requirements will fluctuate from period to period depending upon the Company's development programs and priorities. We expect to continue to incur costs and expenses in the future and our expenses may increase if and as we:
•seek to successfully commence and achieve commercial sales of TUDRIQEV;
•seek to successfully complete one or more confirmatory trials of TUDRIQEV, including our ongoing IGNYTE-3 clinical trial;
•seek to obtain adequate coverage and reimbursement for TUDRIQEV
•continue to conduct our current and future clinical trials;
•further preclinical development of our platform;
•seek to manufacture and maintain sufficient commercial supply of TUDRIQEV, or clinical supply of our product candidates, from our in-house manufacturing facility;
•seek to identify and develop additional product candidates;
•seek marketing approvals for any of our product and product candidates that successfully complete clinical trials, if any;
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

As of June 30, 2026, we had cash and cash equivalents and short-term investments of $195.3 million. Based on our current operating plan including the commercialization of TUDRIQEV in the near term, we believe that our existing cash and cash equivalents and short-term investments, including the $141.0 million of net proceeds from the issuance of our common stock in August 2026, will be sufficient to fund operating expenses and capital expenditure requirements for greater than twelve months from the issuance of these condensed consolidated financial statements included in this quarterly report.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”
Components of our results of operations
Revenue
To date, we have not generated any revenue from product sales as we previously did not have any approved products prior to the approval of TUDRIQEV in August 2026. We can not be certain we will generate any revenue from the sale of TUDRIQEV or other potential products in the future. If our development efforts for any of our other product candidates that we may develop in the future are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaborations or license agreements.
Operating expenses
Our expenses since inception have consisted solely of research and development costs and general and administrative costs.
Research and development expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:
•expenses incurred under agreements with third parties, including clinical research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture raw materials and supplies for our product and product candidates and their manufacturing, packaging and labeling;
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
•costs related to compliance with regulatory requirements in connection with the development of our product and product candidates; and
•facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue enrollment in, and the initiation of, additional clinical trials, as well as the continued discovery and development of additional product candidates. However, if we determine that the commercialization of TUDRIQEV is not viable, our outlook and plans may be uncertain and the impact on our research and development expenses will also be uncertain. At this time the ability to fund and successfully develop, and commercialize, if approved, our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•the extent to which we are able to reach a mutually agreeable path forward with the FDA with respect to the scope, design, implementation and timing of an approval for our product candidates and other research and development activities that we may conduct;
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

We expect our selling, general and administrative expenses to continue to increase in the future as we increase our selling, general and administrative headcount to support our continued operations and pre-launch and launch activities for the commercialization of TUDRIQEV. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs. If we are unable to successfully commercialize TUDRIQEV, we expect that our selling, general and administrative expenses will decrease but to what extent we are uncertain.
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

Results of operations
Comparison of the three months ended June 30, 2026 and 2025
The following chart summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$49,277	$57,843	$(8,566)
Selling, general and administrative	18,970	32,579	(13,609)
Total operating expenses	68,247	90,422	(22,175)
Loss from operations	(68,247)	(90,422)	22,175
Other income (expense):
Research and development incentives	296	420	(124)
Investment income	1,960	4,714	(2,754)
Interest expense on finance lease liability	(506)	(521)	15
Interest expense on debt obligations	(2,581)	(1,475)	(1,106)
Other (expense) income, net	(688)	591	(1,279)
Total other (expense) income, net	(1,519)	3,729	(5,248)
Net loss	$(69,766)	$(86,693)	$16,927
Research and development expenses
Research and development expenses for the three months ended June 30, 2026 were $49.3 million, compared to $57.8 million for the three months ended June 30, 2025. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	674	3,452	(2,778)
ARTACUS	484	1,619	(1,135)
CERPASS	(270)	1,208	(1,478)
IGNYTE-3	7,950	4,861	3,089
Other RP1 study costs	1,399	4,422	(3,023)
Total RP1 costs	10,237	15,562	(5,325)
RP2	8,828	3,875	4,953
RP3	246	857	(611)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	23,533	27,324	(3,791)
Other	6,433	10,225	(3,792)
Total research and development expenses	$49,277	$57,843	$(8,566)
The overall decrease of $8.6 million in total research and development expenses was driven by a decrease in unallocated expenses of approximately $7.6 million, which included a decrease of $3.8 million in personnel related costs and a decrease of $3.8 million in other costs. Personnel related costs, including stock compensation, were down as a result of the

Company restructuring which was announced in April 2026. The decrease in other costs is driven by a decrease in consulting costs and medical affairs spending.
Direct research costs decreased by approximately $1.0 million overall which was a result of a decrease of $5.3 million in total TUDRIQEV costs relating to the IGNYTE, ARTACUS and CERPASS studies, specifically as a result of the completion of enrollment in the IGNYTE advanced melanoma cohort and declining enrollment and the wind down of the CERPASS and ARTACUS studies. These TUDRIQEV cost decreases were somewhat offset by an increase of $3.1 million related to the IGNYTE-3 confirmatory study, which continued to progress in first quarter of fiscal 2027. In addition, RP2 direct spending increased by approximately $5.0 million versus the same quarter of the prior year related to the REVEAL study, as the Company continued to ramp up enrollment and expanded this trial outside of the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses were $19.0 million for the three months ended June 30, 2026, compared to $32.6 million for the three months ended June 30, 2025. The decrease of $13.6 million is primarily the result of a decrease of $10.2 million in external sales and marketing costs and a decrease of $3.4 million in personnel related costs in the sales and marketing and G&A functions. These decreases are the result of the Company restructuring which occurred during the first quarter of fiscal 2027, and included a reduction of workforce by approximately 55%, impacting the entirety of the Company's commercial team.
Total other (expense) income, net
Other expense was $1.5 million for the three months ended June 30, 2026, compared to income of $3.7 million for the three months ended June 30, 2025. The net change of $5.2 million is primarily attributable to a decrease in investment income of $2.8 million as a result of a lower investment balance year over year. In addition, there was an increase in expense of $1.3 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions, as well as an increase in expense on debt of $1.1 million as a result of a higher debt balance as compared to the same quarter in the prior year.
Liquidity and capital resources
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Until we are able to generate sufficient revenue from TUDRIQEV and our other product candidates that we develop, which may never occur, we anticipate that we will continue to incur significant operating losses and negative cash flows from our operations.
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through June 30, 2026, we had received net proceeds of $1,132.9 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private placement transaction, and at-the-market offerings, as well as our incurrence of debt under the Hercules Loan Agreement. As of June 30, 2026, we had cash and cash equivalents and short-term investments of $195.3 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Net cash used in operating activities	$(75,728)	$(77,016)
Net cash provided by investing activities	49,993	65,048
Net cash provided by (used in) financing activities	800	(158)
Effect of exchange rate changes on cash and cash equivalents	1,270	(1,616)
Net decrease in cash and cash equivalents	$(23,665)	$(13,742)
Operating activities
During the three months ended June 30, 2026, net cash used in operating activities was $75.7 million, primarily resulting from our net loss of $69.8 million partially offset by non-cash charges of $9.5 million, which primarily consist of stock-based compensation expense of $7.7 million and depreciation and amortization of $1.8 million, and a decrease in cash of $15.5 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the three months ended June 30, 2026 consisted primarily of a $2.3 million decrease in accounts payable, a $17.4 million decrease in accrued expenses and other current liabilities, and a $1.3 million decrease in research and development incentives receivable from the United Kingdom government due to the timing and amount of our qualifying expenditures.
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
Investing activities
During the three months ended June 30, 2026, net cash provided by investing activities was $50.0 million, consisting of $59.9 million in proceeds from sales and maturities of short-term investments, partially offset by $9.9 million in purchases of available for sale securities.
During the three months ended June 30, 2025, net cash provided by investing activities was $65.0 million, consisting of $105.4 million in proceeds from sales and maturities of short-term investments, partially offset by $37.6 million in purchases of available for sale securities and $2.7 million in purchases of property, plant and equipment and capitalized software.
Financing Activities
During the three months ended June 30, 2026, net cash provided by financing activities was $0.8 million, relating to approximately $1.0 million in proceeds from the exercise of stock options, somewhat offset by principal payments of the Company's financing lease obligation.
During the three months ended June 30, 2025, net cash used in financing activities was $0.2 million, relating to principal payments of the Company's financing lease obligation.
Funding requirements
Our plan of operation is to continue implementing our business strategy, commence and achieve commercial sales of TUDRIQEV, and continue research and development of our product candidates and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the commercialization of TUDRIQEV and the preclinical activities and clinical trials of our product candidates and if and as we:
•seek to successfully commence and achieve commercial sales of TUDRIQEV;

•seek to complete one or more confirmatory trials of TUDRIQEV, including our ongoing IGNYTE-3 clinical trial, as well as our other post marketing requirements and commitments;
•seek to obtain adequate coverage and reimbursement for TUDRIQEV
•conduct our current and future clinical trials with RP2 and RP3;
•further preclinical development of any of our product candidates from our RPx platform;
•operate, qualify and maintain our in-house manufacturing facility and qualify and maintain our product and product candidates made therein for use in our clinical trials;
•seek to identify and develop additional product candidates;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•seek to manufacture and maintain sufficient commercial supply of TUDRIQEV, or clinical supply of our product candidates, from our in-house manufacturing facility;
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

As of June 30, 2026, we had cash and cash equivalents and short-term investments of $195.3 million. Based on its current operating plan, the Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operations for greater than twelve months from the issuance of these condensed consolidated financial statements, which includes the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes.
Because of the numerous risks and uncertainties associated with the commercialization of TUDRIQEV and the development of our other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including those described in this section and above under “—Operating expenses—Research and development expenses.”
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
Contractual obligations and commitments
During the three months ended June 30, 2026, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on June 29, 2026.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter, or CRL, from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. Following the second CRL issued by the FDA on April 10, 2026 for the Company's RP1 BLA for the treatment of advanced melanoma, the Lead Plaintiff filed a second amended complaint in the class action that addresses the second CRL. The Company’s and the other defendants’ response is now due August 17, 2026. The Company and the other defendants deny any wrongdoing and will vigorously defend this action.

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

On August 6, 2026, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the District of Massachusetts. The complaint, captioned Toor v. Replimune Group, Inc. et al., Case No. 1:26-cv-13612, alleges essentially the same facts and circumstances as the Lead Plaintiff's case. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.
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
Summary of risk factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
•our ability to successfully commence and achieve commercial sales of TUDRIQEV in the U.S. for its approved indication;
•our ability to successfully complete one or more confirmatory trials of TUDRIQEV, including our ongoing IGNYTE-3 clinical trial, as well as our other post marketing requirements and commitments;

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
•our ability to successfully commercialize any product candidate for which we receive regulatory approval and our expectations regarding the size of the patient populations or the market acceptance of our product and product candidates if approved for commercial use;
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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering TUDRIQEV and our product candidates, claims others may make regarding rights in our intellectual property, and any potential infringement, misappropriation or other violation or alleged violation of any third-party intellectual property rights;
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

Risks related to commercialization
Our near-term prospects are wholly dependent on TUDRIQEV. We have no experience with the commercialization of TUDRIQEV, and if we are unable to successfully commercialize TUDRIQEV in the U.S. for its approved indication, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.

In August 2026, we received FDA approval to commercialize TUDRIQEV in combination with nivolumab in the U.S. for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen, and we are preparing to initiate a commercial launch of TUDRIQEV in the U.S. in that indication. This indication is approved under accelerated approval based on objective response rate and duration of response. Continued approval for this indication may be contingent on verification of clinical benefit in one or more confirmatory trials, including our ongoing IGNYTE-3 clinical trial. We are conducting our ongoing IGNYTE-3 clinical trial as a confirmatory study. Additionally, we are also required to conduct a pediatric study and fulfill certain other postmarketing commitments set out in FDA’s TUDRIQEV approval letter.
TUDRIQEV is our only product approved for marketing by the FDA, and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize TUDRIQEV in the U.S. for its approved indication. We may not be able to successfully commercialize TUDRIQEV for a number of reasons, including:
•we may not be able to establish or demonstrate in the medical community the safety and efficacy of TUDRIQEV and its potential advantages over and side effects compared to existing treatments;
•physicians may be reluctant to prescribe TUDRIQEV until longer-term efficacy and safety data exists;
•we have no prior experience in marketing, selling and distributing TUDRIQEV or any other product; following receipt of a second CRL in April 2026, we implemented significant cost-savings measures, including significant reductions in force in our in-house sales, marketing or commercialization teams; although we have begun to rebuild these capabilities in advance of commercializing TUDRIOEV, we may face challenges in rehiring former staff or hiring, training, and deploying new staff to meet our commercialization objectives;
•we are dependent on the reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators and may not be able to obtain adequate reimbursement and coverage for TUDRIQEV;
•sales may be affected by the relative price of TUDRIQEV in combination with nivolumab as compared to alternative treatment options;
•sales volumes will depend on the incidence and prevalence of patients in TUDRIQEV’s approved indication, and our market and sales estimates may be incorrect;
•future competitive or other market factors may adversely affect the commercial potential of TUDRIQEV;
•we may not be able to obtain and maintain regulatory approvals for TUDRIQEV in any other jurisdictions or for any other indications;
•changes could be required to the label for TUDRIQEV that further restrict how we market and sell TUDRIQEV, including as a result of adverse events observed following commercialization or in ongoing and future studies of TUDRIQEV;
•we may be unable to timely or successfully complete one or more confirmatory trials that verify the clinical benefit of TUDRIQEV, including our ongoing IGNYTE-3 clinical trial, or may be unable to timely or successfully complete the required pediatric study and other postmarketing commitments;
•we may encounter manufacturing challenges that may impact product supply or may need to conduct product recalls;
•we might not be able to maintain compliance with the many legal and regulatory requirements for the manufacturing, marketing, promotion, sale, distribution and commercialization of TUDRIQEV and may face enforcement actions;
•we may not be able to maintain adequate commercial supplies of TUDRIQEV, or there may not be adequate supplies of nivolumab to meet demand at an acceptable cost or at all; and
•we may need additional financial or other resources to successfully commercialize TUDRIQEV.

Moreover, successful commercialization of TUDRIQEV may not generate sufficient revenue from product sales, and we may not become profitable in the near term, or at all. In any event, if we are unable to successfully commercialize TUDRIQEV in the U.S. for its approved indication, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn could have a material adverse effect on our business and business prospects.
To be commercially successful, TUDRIQEV must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.
TUDRIQEV may not achieve market acceptance in the U.S. for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen or any other indication that might be approved by the FDA in the future, or achieve the potential international revenue we believe may be possible if TUDRIQEV is approved outside the U.S., since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize TUDRIQEV. The degree of market acceptance of TUDRIQEV depends on a number of factors, including:
•the clinical indications for which TUDRIQEV is or may in the future be approved, as well as any contraindications, risks, and warnings;
•the establishment and demonstration to the medical community of the clinical efficacy and safety of TUDRIQEV;
•the ability to demonstrate that TUDRIQEV is superior to alternatives on the market at the time, including with respect to efficacy, safety, cost or mode of administration;
•the willingness of medical professionals to prescribe, and patients to use, TUDRIQEV in combination with nivolumab;
•the publication of unfavorable safety or efficacy data concerning TUDRIQEV by third parties or us or the publication of favorable data concerning competitive products;
•restrictions on use of TUDRIQEV alone or in combination with other products;
•the label and promotional claims allowed by the FDA for TUDRIQEV, as well as such claims allowed by similar international regulatory authorities for TUDRIQEV, if any, including usage for only certain indications and any limitations or warnings about the prevalence or severity of any side effects;
•the timing of market introduction of TUDRIQEV as well as competitive products, including sequencing of available products; the effectiveness of sales, marketing and distribution support for TUDRIQEV;
•the ability of any third-party distributors or other service providers we may contract with to distribute TUDRIQEV and the processes required to order and administer TUDRIQEV in combination with nivolumab;
•the extent to which TUDRIQEV is approved for inclusion on formularies or otherwise authorized for use in hospitals and other treatment centers;
•the pricing of TUDRIQEV in combination with nivolumab, both in absolute terms and relative to alternative treatments;
•the availability of nivolumab and TUDRIQEV;
•the availability of healthcare professionals and treatment centers with the expertise, personnel and equipment necessary to administer TUDRIQEV by direct injection into tumors;
•the availability of coverage and adequate reimbursement by government and third-party payors; and
•the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including governmental authorities.

Government payors, insurers and/or third-party payors may decide that any potential benefit that TUDRIQEV may provide to clinical outcomes in advanced melanoma is not adequate to justify the potential adverse effects or the costs of treatment with TUDRIQEV in combination with nivolumab. If the healthcare community does not accept TUDRIQEV for any of the foregoing reasons, or for any other reasons, our ability to commercialize TUDRIQEV in the U.S. for its approved indication or for any other indications for which TUDRIQEV may be approved may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects.
TUDRIQEV was approved under the accelerated approval pathway, and continued approval may be contingent upon verification of clinical benefit in one or more confirmatory trials, including our ongoing IGNYTE-3 clinical trial. If we fail to satisfy the requirements applicable to accelerated approval, the FDA may withdraw approval of TUDRIQEV.
The FDA granted accelerated approval of TUDRIQEV in combination with nivolumab for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen. This indication was approved based on overall response rate and duration of response. Under the accelerated approval pathway, the FDA may approve a product for a serious or life-threatening disease or condition based on a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The FDA generally reserves the use of accelerated approvals for situations in which the product at issue provides a meaningful therapeutic benefit over existing treatments.
Products granted accelerated approval are subject to certain post-marketing requirements, which include a requirement to conduct one or more post-approval studies to confirm the clinical benefit of the product, which must be completed with due diligence. For instance, the continued approval of TUDRIQEV may be contingent upon verification of clinical benefit in one or more confirmatory trials, including our ongoing IGNYTE-3 clinical trial. The FDA also sets forth the conditions for post-marketing requirements and post-marketing commitments. The FDA may disagree with our clinical study designs for or our conduct of post-marketing confirmatory studies and may require study conditions that are unfavorable to us or impractical, which could delay completion of the study or lead to studies not demonstrating a clinical benefit. We also may not be able to complete or may not successfully complete the required post-marketing confirmatory studies. If we do not complete the required post-marketing confirmatory studies or if these do not confirm TUDRIQEV’s clinical benefit, FDA could withdraw the product from the market using an expedited withdrawal process, we may choose to voluntarily withdraw the product from the market, or we may need to conduct further studies to determine whether the product has a clinical benefit. Failure to conduct the required confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject us to penalties.
In addition, sponsors of products approved under accelerated approval are required to provide reports to the FDA on the progress of the required confirmatory studies. FDA regulations further require that sponsors of products granted accelerated approval submit during the pre-approval review period copies of all promotional materials intended to be used within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the sponsor must submit all promotional materials at least 30 days prior to use.
The accelerated approval pathway has come under scrutiny within the FDA, by Congress and by other stakeholders. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA previously convened an advisory committee to review cases where confirmatory studies have not been completed or where results did not confirm benefit.
As noted above, the FDA also has the authority to withdraw products approved under the accelerated approval pathway using expedited withdrawal procedures. Circumstances that may lead to such withdrawal include:
•the failure to conduct required post-approval study of TUDRIQEV with due diligence, including with respect to conditions specified by the FDA;
•a study required to verify and describe the predicted clinical benefit of TUDRIQEV fails to verify and describe such benefit;
•other evidence demonstrates that TUDRIQEV is not shown to be safe or effective under the conditions of use; or
•our dissemination of false or misleading promotional materials relating to TUDRIQEV.

If we fail to complete IGNYTE-3 or any other required post-approval study with due diligence, if any such study fails to verify and describe the predicted clinical benefit of TUDRIQEV or if other evidence demonstrates that TUDRIQEV is not shown to be safe or effective under the conditions of use, the FDA may withdraw approval of TUDRIQEV, which could have a material adverse effect on our business and business prospects.
Risks related to product development and regulatory approval
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We cannot be certain that we will be able to successfully develop further product candidates or obtain regulatory approval for our product candidates. We have not yet generated any revenue from product sales and may never be profitable.

Although we have recently received approval from the FDA for TUDRIQEV, in combination with nivolumab for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen, all of our product candidates are in earlier stages of research or clinical development. We have not generated any revenue from the sale of any product to date. Our product candidates require extensive preclinical and/or clinical testing and regulatory review from the FDA prior to approval and commercial use. It is possible that the FDA will not approve an application that we may submit, or our product candidates may not obtain appropriate regulatory approvals necessary for us to commence or continue clinical trials for our product candidates or ultimately commercialize them. Any delay or failure in obtaining required approvals could have a material adverse effect on our business and business prospects. For example, we received multiple CRLs from the FDA in connection with our BLA for TUDRIQEV in combination with nivolumab for the treatment of advanced melanoma.

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
•the FDA may decide that our intended pathways, including accelerated approval, are not appropriate for our product candidates, requiring that we conduct additional studies. For example, in recent years the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed. For instance, our confirmatory studies may not confirm a product’s clinical benefit, in which case, the FDA could withdraw the product from the market, we may choose to voluntarily withdraw the product from the market, or we may need to conduct further studies to determine whether the product has a clinical benefit. Even if accelerated approval is granted, payors, including governmental payors, may be less willing to provide sufficient reimbursement for products approved via accelerated approval;
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

Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. While we previously opened a clinical trial for use of RP1 as a monotherapy, we are generally developing RP1 and our other product candidates for use in combination with anti-PD-1 or potentially anti-PD(L)-1 therapies and may develop RP1 or our other product candidates for use with other therapies. Although we intend for some of our trials to support registrational filings, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the therapy with which our products were combined and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled for combined use or the FDA may pull back a previously granted marketing license if a confirmational trial does not result in data supporting an earlier approval. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Developments related to the other product may further impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

In addition to TUDRIQEV, we intend to continue to pursue clinical development of additional product candidates, including RP2 and, in the future potentially reinitiating development plans with RP3. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure our shareholders that we will be able to successfully advance any of these additional product candidates through the development process.

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

We are not permitted to market or promote or sell any of our product and product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product and product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection (remotely or in person) of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product and product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product and product candidates occur in any jurisdiction, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

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
Following the issuance of two CRLs in respect of our BLA for TUDRIQEV, in August 2026, we received FDA approval to commercialize TUDRIQEV in combination with nivolumab in the U.S. for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen, and we are preparing to initiate a commercial launch of TUDRIQEV in the U.S. in that indication. This indication is approved under accelerated approval based on overall response rate and duration of response. Continued approval for this indication is contingent on verification of clinical benefit in one or more confirmatory trials, including our ongoing IGNYTE-3 clinical trial. There can be no assurance that we will be able to complete one or more confirmatory trials of TUDRIQEV.
The FDA could also require post-market commitments or requirements following an approval that are onerous, costly or may not be feasible in the time required by the FDA and that ultimately limit or inhibit the continued development or commercialization of TUDRIQEV.

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

The FDA or a comparable foreign regulatory authority may determine that our product and product candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization.

There can be no assurance that undesirable side effects or serious adverse events will not be caused by or associated with TUDRIQEV or our product candidates as they continue through or enter clinical development. Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our product candidates.

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

The FDA may convene an advisory committee to review and evaluate data relating to one or more of our product candidates, as was the case with TUDRIQEV. Advisory committees are comprised of independent experts who provide recommendations to the FDA regarding the approval, labeling, post-marketing requirements, and other regulatory matters associated with product candidates. Although the FDA is not bound by an advisory committee's recommendation, it generally gives significant weight to the committee's views when making regulatory decisions.

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
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its marketing and sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects

The FDA’s policies or those of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. Further, action in one country may lead to similar or different action in another. Changes in medical practice and standard of care may also impact the marketability of our product candidates.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction would not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even though the FDA granted marketing approval of TUDRIQEV, or if it grants approval for any of our other product candidates, comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from and, in some cases, greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell TUDRIQEV or any of our product candidates, if they are approved, the revenues that we generate may be limited and we may never become profitable.

We intend to commercialize TUDRIQEV and our product candidates, if and when they receive marketing approval, on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must continue to build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have incurred and we expect we will continue to incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA or comparable foreign regulatory authority requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Our sales force and marketing teams may not be successful in commercializing our product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

As we expand our internal manufacturing, marketing and sales capabilities, managing our future growth will impose significant added responsibilities on members of our management team and will be time consuming and costly. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; and improve managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

TUDRIQEV and our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

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

If TUDRIQEV or our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. TUDRIQEV and our other product candidates, even if they are approved by the appropriate regulatory authorities for marketing and sale, may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If TUDRIQEV or any other product candidate for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Additionally, efforts to educate the medical community and third party payors on the benefits of TUDRIQEV or our product candidates may require significant resources and may not be successful. If TUDRIQEV or any of our product candidates that is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability.

The degree of market acceptance of TUDRIQEV or any of our product candidates will depend on a number of factors, some of which are out of our control, including the following:

•the efficacy of TUDRIQEV or our product candidates in combination with marketed checkpoint blockade drugs;
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
The size of the potential market for TUDRIQEV and our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets TUDRIQEV and for our product candidates may be smaller than our estimates.

The potential market opportunities for TUDRIQEV or our product candidates are difficult to estimate and will depend in large part on the drugs with which TUDRIQEV or our product candidates are co-administered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDA-approved oncolytic immunotherapy, T-Vec (also referred to as Imlygic(R) (Amgen, Inc.)), which has yet to enjoy broad market acceptance. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and surveys of clinics. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

Negative developments in the field of immuno-oncology could damage public perception of our product candidates and negatively affect our business.

The commercial success of TUDRIQEV or our product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for our product candidates. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

Although we have recently received approval from the FDA for TUDRIQEV, we have previously had no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in public and private offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our proprietary RPx platform, including TUDRIQEV and our product candidates. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2026 and 2025, we reported a net loss of $69.8 million and $86.7 million, respectively. At June 30, 2026, we had an accumulated deficit of $1,332.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we seek to commercialize TUDRIQEV, continue one or more confirmatory trials of TUDRIQEV, including our ongoing IGNYTE-3 clinical trial, and continue our research and development of, and seek marketing approval for our product candidates and any additional product candidates we may develop

While we expect the net proceeds from our August 2026 offering to provide us with additional liquidity and cash runway to fund our operating expenses, working capital needs, and other corporate uses, we will be required to seek additional financing, and there can be no assurance that such financing will be available on acceptable terms, if at all. If we are unable to obtain additional capital, substantial doubt about our ability to continue as a going concern could arise again, and may adversely affect our business, results of operations and stock price. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including from sales of TUDRIQEV.

Our ability to generate revenue from product sales and become profitable will depend significantly on our success in achieving a number of goals.
Although we have recently received approval from the FDA for TUDRIQEV, we have previously had no products approved for commercial sale, and have not generated any revenue from product sales to date. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:
•successfully launching commercial sales of TUDRIQEV while maintaining full compliance with applicable federal and state laws, rules and regulations;
•completing research regarding, and preclinical and clinical development of our other product candidates;
•maintaining marketing approvals for TUDRIQEV and obtaining marketing approvals for our other product candidates for which we complete clinical trials;
•continuing to generate favorable study results for TUDRIQEV and or other product candidates, including with respect to our confirmatory clinical trials for TUDRIQEV;
•maintaining a sustainable and scalable manufacturing process for TUDRIQEV and our other product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•obtaining market acceptance of TUDRIQEV and our other product candidates as viable treatment options;
•obtaining adequate coverage and reimbursement for TUDRIEQEV and or other product candidates;
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

We anticipate incurring significant costs associated with commercializing TUDRIQEV and any other product candidate that may be approved for commercial sale. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain and retain marketing approval, the accepted price for the product, the ability to get adequate coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for our product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of TUDRIQEV or any other approved products, we could be prevented from or significantly delayed in achieving profitability.
We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. At June 30, 2026, our cash and cash equivalents and short-term investments were $195.3 million. We expect to continue to spend substantial amounts to continue the clinical and pre clinical development of our RPx product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. In addition, other unanticipated costs may arise.

Our future capital requirements depend on many factors, including:

•the cost of commercialization activities for TUDRIQEV or any other approved product, including marketing, sales and distribution costs;
•the cost of one or more confirmatory trials of TUDRIQEV;
•the scope, progress, results and costs of researching and developing our other product candidates, and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining marketing approvals for our other product candidates if clinical trials are successful;
•the success of any collaborations;
•the cost and timing of operating our manufacturing facility;
•the cost of manufacturing TUDRIQEVour other product candidates for clinical trials in preparation for marketing approval and commercialization;
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
Other than the Hercules Loan Agreement (as defined below), we do not have any committed external source of funds or other support for our development efforts. Our ability to draw additional amounts under the Hercules Loan Agreement (as defined below) is subject to the satisfaction of specified milestones and other conditions, and those amounts may not become available to us. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all. Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments, as of June 30, 2026, in addition to the 141.0 million of net proceeds from the issuance of our common stock in August 2026, will enable us to fund operations for greater than twelve months from the issuance of these condensed consolidated financial statements, which includes scale up for the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology and proprietary RPx platform, including TUDRIQEV and our other product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection.

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

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our issued patents and issued patents that we license from third parties or that we may own in the future may be challenged in the courts or patent offices inside or outside of the United States. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be interpreted or reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. In addition, defending against challenges in respect of the inventorship, scope, validity or enforceability of our patents may be expensive, time consuming, difficult and in some cases may not be possible. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, consultants, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, the patent prosecution process is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to obtain and maintain patent protection for our technology or inventions, or for TUDRIQEV or our product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize TUDRIQEV or our product candidates and future technologies or inventions may be adversely affected.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated. Given the amount of time required for the development, testing and regulatory review of our product and product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

Filing, prosecuting and defending patents on our technology or inventions in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries or regions outside the United States can be less protective of our products than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect TUDRIQEV and our product candidates. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies or inventions in jurisdictions where we have not obtained patent protection to develop and/or manufacture their own products and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell TUDRIQEV and our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of U.S. Patent 10,034,938, or the '938 Patent, held by Amgen Inc., which includes claims purported to cover methods and kits for treating stage IIIb to IV melanoma by the administration of (i) an effective amount of an anti-PD-1 antibody or anti-CTLA-4 antibody; and (ii) a herpes simplex virus, wherein the herpes simplex virus lacks a functional ICP34.5 encoding gene and a functional ICP47 encoding gene, and comprises a gene encoding human GM-CSF. In November 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the United States Patent and Trademark Office, or the USPTO, seeking to invalidate certain claims of the ‘938 Patent. In August 2023 we entered into a Settlement Agreement with Amgen and mutually agreed to terminate our challenges to their patents. In connection with the Settlement Agreement, we entered into a License and Covenant Agreement with Amgen in which we agreed to pay Amgen low single-digit royalty payments on net sales of our products that, but for the license, could be found to infringe a valid Amgen patent on a country-by-country and product-by-product basis.

Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be filed and/or granted in the future. At times we may attempt to initiate litigation or other administrative procedures to invalidate or otherwise limit the scope of a third party’s intellectual property and these attempts may not be successful. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid, unenforceable or otherwise not infringed, we could be required to obtain a license from such third-party to continue developing, manufacturing and commercializing TUDRIQEV and our product candidates. Such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies and inventions licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing TUDRIQEV or our product candidates or we could be found liable for significant monetary damages if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their know-how, confidential or proprietary information or trade secrets could have a similar material adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology or inventions, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on TUDRIQEV and our product candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, stock price and prospects.

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

In addition, we are developing certain of our product candidates in combination with products, which are or may be covered by patents or licenses held by third parties, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with TUDRIQEV or our product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which license may not be available on commercially reasonable terms, or at all.

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

We have entered into arrangements with BMS as part of our clinical development programs where nivolumab is intended to be used for these clinical programs and with Roche where atezolizumab and bevacizumab are intended to be used for certain of our other clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our IGNYTE Phase 1/2 trials with

TUDRIQEV and our Phase 1/2 clinical trial with RP2 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Roche has agreed to provide atezolizumab and bevacizumab for use in our RP2 study of hepatocellular cancer, or HCC.

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
If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future clinical trial materials supply, research funding or milestone or royalty payments under such potential future collaboration. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform

Additionally, if any future collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate development or commercialization of any product candidate it licenses to us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

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
We believe we have sufficient insurance coverage in place for our business operations. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain FDA or comparable foreign regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. Failure to obtain and retain sufficient product liability insurance at an acceptable cost could prevent or inhibit the commercialization of products we develop. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash, and materially harm our business, financial condition, results of operations, stock price and prospects

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anticorruption laws, as well as import and export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, results of operations, stock price and prospects.

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

See Part I, Item 1C, Cybersecurity, in the Company's Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on June 29, 2026, for more information regarding our cybersecurity risk management, strategy, and governance.

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
Our authorized share capital limits the number of shares we may issue, and if our stockholders do not approve the proposed increase in our authorized common stock, our ability to raise additional capital, complete strategic transactions and grant equity compensation could be materially constrained.
Our certificate of incorporation currently authorizes 150,000,000 shares of common stock, of which only 30,258,728 shares remained available for future issuance as of March 31, 2026. A substantial portion of that remaining capacity will be used or reserved in connection with this offering. We are asking our stockholders to approve an increase in the authorized shares of common stock to 300,000,000 shares at our annual meeting scheduled for September 15, 2026, but that increase will not be effective at the time of the closing of this offering and our stockholders may not approve it.
If the increase is not approved, following the closing of this offering, we may not have sufficient authorized shares to fully utilize our ATM (as defined in “Underwriting”) or to pursue other future capital-raising transactions or strategic transactions on a timely basis or at all; we may face challenges in hiring and retaining employees, including members of our executive leadership team, if sufficient shares are not available for equity compensation awards; and we may be required to seek stockholder approval on a transaction-by-transaction basis before issuing shares, which could result in significant delays and additional costs. Given that we expect to require additional financing to fund the commercial launch of TUDRIQEV and our continued development activities, any such constraint could have a material adverse effect on our business and business prospects.
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
•our success in the commercial launch of TUDRIQEV;
•results of further clinical trials of TUDRIQEV and our product candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to the further development of TUDRIQEV and our product candidates or clinical development programs;
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
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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
•our ability to engage clinical trial sites in the U.S. and in foreign territories, obtain the approval for conducting our clinical trials in foreign territories from their regulatory authorities, as well as our ability to enroll the number of patients necessary in our clinical trials and the timing of enrollment;
•the cost of manufacturing our current and any future product candidates, which may vary depending on the FDA’s and comparable foreign regulatory authorities’ guidelines and requirements, the quantity of production and the terms of any agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•the timing and outcomes of further clinical studies for TUDRIQEV and clinical and preclinical studies for our other product candidates or competing product candidates;
•competition from existing and potential future products that compete with TUDRIQEV and our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of any of our product candidates;
•the level of demand for TUDRIQEV and our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with TUDRIQEV and our product candidates;
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
These factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense or intangible asset impairment charges. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects

Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

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

REPLIMUNE GROUP, INC.

Dated: August 14, 2026	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: August 14, 2026	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)