Form 10-Q
period 2026-09-30
Replimune Group, Inc.
filed 2026-10-28
CIK 1737953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of October 23, 2026 was 94,800,404.

REPLIMUNE GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$307,833	$209,024
Short-term investments	—	59,865
Research and development incentives receivable	—	1,619
Inventory, net	9,867	—
Prepaid expenses and other current assets	6,335	8,611
Total current assets	324,035	279,119
Property, plant and equipment, net	10,703	12,974
Restricted cash	1,703	1,703
Other non-current assets	3,474	2,942
Right-of-use asset - operating leases	2,860	3,270
Right-of-use asset - finance leases	31,165	32,380
Total assets	$373,940	$332,388

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,959	$6,671
Accrued expenses and other current liabilities	35,556	47,516
Operating lease liabilities, current	1,112	1,158
Finance lease liabilities, current	2,926	2,883
Total current liabilities	45,553	58,228
Operating lease liabilities, non-current	1,938	2,328
Finance lease liabilities, non-current	21,450	21,909
Long term debt, net of discount	99,766	83,308
Other liabilities, non-current	455	455
Total liabilities	169,162	166,228
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2026 and 150,000,000 as of March 31, 2026; 94,805,154 and 82,716,923 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	95	82
Additional paid-in capital	1,588,167	1,423,194
Accumulated deficit	(1,389,406)	(1,262,519)
Accumulated other comprehensive income	5,922	5,403
Total stockholders' equity	$204,778	$166,160
Total liabilities and stockholders' equity	$373,940	$332,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$34,365	$57,877	$83,644	$115,721
Selling, general and administrative	21,916	26,414	40,885	58,994
Total operating expenses	56,281	84,291	124,529	174,715
Loss from operations	(56,281)	(84,291)	(124,529)	(174,715)
Other income (expense):
Research and development incentives	238	377	534	797
Investment income	1,880	3,696	3,840	8,411
Interest expense on finance lease liability	(502)	(518)	(1,007)	(1,039)
Interest expense on debt obligations	(2,523)	(1,488)	(5,104)	(2,963)
Other income (expense), net	67	(876)	(621)	(284)
Total other (expense) income, net	(840)	1,191	(2,358)	4,922
Net loss	$(57,121)	$(83,100)	$(126,887)	$(169,793)
Net loss per common share, basic and diluted	$(0.54)	$(0.90)	$(1.26)	$(1.85)
Weighted average common shares outstanding, basic and diluted	105,176,101	91,915,769	101,042,985	91,717,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(57,121)	$(83,100)	$(126,887)	$(169,793)
Other comprehensive gain (loss):
Foreign currency translation (loss) gain	(55)	751	527	(187)
Net unrealized gain (loss) on short-term investments	1	131	(8)	(138)
Comprehensive loss	$(57,175)	$(82,218)	$(126,368)	$(170,118)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2026	82,716,923	$82	$1,423,194	$(1,262,519)	$5,403	$166,160
Foreign currency translation adjustment	—	—	—	—	582	582
Unrealized loss on short-term investments	—	—	—	—	(9)	(9)
Exercise of stock options	118,075	1	1,003	—	—	1,004
Vesting of RSUs	1,144,368	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,674	—	—	7,674
Net loss	—	—	—	(69,766)	—	(69,766)
Balances as of June 30, 2026	83,979,366	84	1,431,870	(1,332,285)	5,976	105,645
Issuance of prefunded warrants to purchase common stock	—	—	31,020	—	—	31,020
Issuance of common stock, net of issuance costs	9,701,490	10	109,970	—	—	109,980
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Unrealized gain on short-term investments	—	—	—	—	1	1
Exercise of stock options	652,820	1	4,762	—	—	4,763
Vesting of RSUs	471,478	—	—	—	—	—
Stock-based compensation expense	—	—	10,545	—	—	10,545
Net loss	—	—		(57,121)	—	(57,121)
Balances as of September 30, 2026	94,805,154	95	1,588,167	(1,389,406)	5,922	204,778

Balances as of March 31, 2025	77,085,024	$77	$1,358,897	$(948,579)	$5,448	$415,843
Foreign currency translation adjustment	—	—	—	—	(938)	(938)
Unrealized loss on short-term investments	—	—	—	—	(269)	(269)
Exercise of stock options	966	—	8	—	—	8
Vesting of RSUs	721,184	1	1	—	—	2
Stock-based compensation expense	—	—	8,762	—	—	8,762
Net loss	—	—	—	(86,693)	—	(86,693)
Balances as of June 30, 2025	77,807,174	78	1,367,668	(1,035,272)	4,241	336,715
Foreign currency translation adjustment	—	—	—	—	751	751
Unrealized gain on short-term investments	—	—	—	—	131	131
Exercise of pre-funded warrants	497,344	—	501	—	—	501
Vesting of RSUs	98,737	—	—	—	—	—
Stock-based compensation expense	—	—	8,338	—	—	8,338
Net loss	—	—	—	(83,100)	—	(83,100)
Balances as of September 30, 2025	78,403,255	78	1,376,507	(1,118,372)	5,123	263,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIMUNE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(126,887)	$(169,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,219	17,100
Depreciation and amortization	1,710	1,715
Operating lease, right-of-use-asset amortization	417	376
Finance lease, right-of-use-asset amortization	1,214	1,214
Net amortization of premiums and discounts on short-term investments	97	(2,098)
Impairment on property, plant and equipment	642	—
Noncash interest expense	1,461	829
Unrealized foreign currency transaction (gains) losses	(621)	(284)
Changes in operating assets and liabilities:
Research and development incentives receivable	1,114	1,264
Increase in inventories	(9,867)	—
Prepaid expenses and other current assets	2,278	94
Other non-current assets	—	—
Accounts payable	(695)	(5,165)
Accrued expenses and other current liabilities	(12,068)	(2,766)
Operating lease liabilities	(444)	(398)
Other non-current liabilities	—	(316)
Net cash used in operating activities	(123,430)	(158,228)
Cash flows from investing activities:
Purchases of property, plant and equipment and software capitalization	(83)	(4,083)
Proceeds from sales of property, plant and equipment	80	—
Purchase of short-term investments	(9,884)	(47,430)
Proceeds from sales and maturities of short-term investments	69,643	200,730
Net cash provided by investing activities	$59,756	$149,217
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting fees and discounts	109,980	—
Proceeds from issuance of prefunded warrants to purchase common stock, net of underwriting fees and offering costs	31,020	—
Proceeds from long term debt	15,000	—
Principal payment of finance lease obligation	(416)	(343)
Proceeds from exercise of stock options	5,765	509
Net cash provided by financing activities	$161,349	$166
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,134	26
Net increase (decrease) in cash, cash equivalents and restricted cash	98,809	(8,819)
Cash, cash equivalents and restricted cash at beginning of period	210,727	112,822
Cash, cash equivalents and restricted cash at end of period	$309,536	$104,003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	3,565	2,134
Cash paid for income taxes, net	66	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	158	177
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

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, those related to the development and commercialization of our product and product candidates, our ability to successfully complete one or more confirmatory trials of TUDRIQEV (vusolimogene oderparepvec-wtpg), previously referred to as RP1, our expectations about our cash runway, the design and advancement of our clinical trials, the requirements and views of regulators, the development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, third-party intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory review and approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $57.1 million and $83.1 million for the three months ended September 30, 2026 and 2025, and net losses of $126.9 million and $169.8 million for the six months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $1,389.4 million.

While the Company expects to generate product revenue in the near term from sales of TUDRIQEV, it anticipates that it will continue to incur losses until such time, if ever, that it can generate significant product sales and achieve profitability. As described in the Company's Annual Report on Form 10-K for the year ended March 31, 2026, substantial doubt existed about the Company's ability to continue as a going concern. The conditions that raised substantial doubt have been subsequently alleviated, as the Company raised approximately $141.0 million in net proceeds from an equity offering in August 2026. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for greater than twelve months from the issuance of these condensed consolidated financial statements, including the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes. These estimates are based on assumptions that may prove to be wrong and the Company could utilize its available capital resources sooner than expected.
2. Summary of significant accounting policies
Principles of consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Replimune Limited (UK), Replimune, Inc. (US), Replimune Securities Corporation and Replimune (Ireland) Limited after elimination of all intercompany accounts and transactions.

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
Revenue
The Company will recognize revenue from sales of a single product, TUDRIQEV in accordance with ASC Topic 606 - Revenue from Contracts with Customers. TUDRIQEV became available for commercial sale on October 1, 2026 and shipments to customers commenced in the third quarter of fiscal year 2027. The Company contracted with Cardinal Health as its 3rd Party Logistic (“3PL”) service provider to deliver TUDRIQEV to the end customer under Cardinal Health's Title Model services in the United States. Cardinal 3PL will provide services to the Company that include storage, distribution, returns, customer support, and financial and system access support. Under this model, the end customers will place purchase orders with the specialty distributors who take flash title (title and risk of loss) when the product is received by the end customer.
Under the Exclusive Distribution Agreement between Replimune and Cardinal, the product will be warehoused in Cardinal’s 3PL facility where Replimune retains title and risk of loss. Title and risk of loss transfers from Replimune to Cardinal Title when Cardinal Title purchases the product from Cardinal 3PL. Under the title model, Cardinal will take legal title of the product when purchased from Cardinal 3PL on behalf of Replimune, allowing Replimune to leverage Cardinal Title’s licensing to distribute the product to the end customers, which is currently limited to the specialty distributors. The Company recognizes revenue when the specialty distributor has received the product and title and risk of loss has been transferred (i.e. when the specialty distributor has taken "flash" title and risk of loss of the product).
Product revenue is recorded with each sale net of consideration payable to customers and variable consideration. The Company pays fees to the specialty distributors for certain administrative services associated with the distribution of the product. As these fees are not for a distinct good or service, they are a recorded as a reduction of revenue, as well as a deduction of accounts receivable. The variable consideration components include, but are not limited to, the right of return, chargebacks, rebates, Group Purchasing Organization ("GPO") administrative fees and co-pay assistance programs, which are collectively referred to as gross-to-net adjustments. In accordance with ASC 606, the Company must make judgments to determine the estimates for certain variable considerations. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company will estimate the amount of variable consideration to include in the transaction price with respect to each of the components of variable consideration using the expected value method. Where appropriate, these estimates are based on factors such as industry and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, and specific known market trends.
Variable consideration is reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which affects product revenue and net income in the period of adjustment. The actual amounts of variable consideration ultimately received may differ from our estimates. If actual results in future periods vary from our estimates, we adjust these estimates accordingly. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the TUDRIQEV product launch.
Cost of sales
Cost of sales will represent production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, and other costs incurred in bringing the inventory to the location and condition prior to sale. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges. All costs associated with the production of TUDRIQEV prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore will not be reflected in cost of sales.
Accounts Receivable, Net

Accounts receivable will be recorded net of allowances for product returns, chargebacks, and credit losses. The Company will estimate an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, the Company will estimate the chargebacks, rebates, GPO administrative fees and other discounts it will provide and will deduct these estimated amounts from its gross product revenues at the time revenues are recognized. The Company will estimate these reserves based upon a range of possible outcomes that are probability-weighted for the estimated volume mix subject to various chargebacks, rebates, GPO administrative fees, and other discounts that are either negotiated or required (i.e., government programs). These reserves will be recorded in the same period the revenue is recognized, resulting in a reduction of revenue and the establishment of a current liability, which will be presented in accrued expenses and other current liabilities or as a contra-asset in accounts receivable on the condensed consolidated balance sheet.
Inventory, net
The Company values its inventory at the lower of cost or net realizable value, with cost determined using weighted average method for different components of inventory. The Company reviews the recoverability of inventory at each reporting period to determine any changes to net realizable value arising from excess, slow-moving or obsolete inventory. If net realizable value is lower than cost, the inventory will be written down to net realizable value and an impairment charge will be recognized in cost of sales.
The Company commences capitalization of inventory once regulatory approval is received. Until this date, the Company expenses all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product. Inventory that can be used for either clinical, research or commercial purposes is classified initially as inventory. Inventory that is subsequently used in clinical trials or research activities is expensed once it has been used for research and development purposes.

On August 6, 2026 the Company received FDA accelerated approval for TUDRIQEV and commenced capitalization of inventory related to this approved product, from this date.
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and consolidated statements of stockholders’ equity for the three and six months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of its operations for the three and six months ended September 30, 2026 and 2025 and its cash flows for the six months ended September 30, 2026 and 2025. The financial data and other information disclosed in these consolidated notes related to the three and six months ended September 30, 2026 and 2025 are unaudited. The results for the three and six months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending March 31, 2027, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on June 29, 2026 (the "Annual Report").
The Company has included accounting policies for revenue recognition related to product sales, cost of sales, accounts receivable and inventory as a result of the launch of TUDRIQEV. During the three and six months ended September 30, 2026, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report.
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
3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$93,009	$—	$93,009
	—	93,009	—	93,009

	Fair Value Measurements as of March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$—	$104,275	$—	$104,275
US Government Agency bonds	—	15,998	—	15,998
Short-term investments
US Government Agency bonds	—	3,984	—	3,984
US Treasury bonds	—	55,881	—	55,881
	—	180,138	—	180,138
The underlying securities in the money market funds held by the Company are all government backed securities.
During the three and six months ended September 30, 2026 and 2025, there were no transfers between levels.
Valuation of cash equivalents and short-term investments
Money market funds, U.S. Government Agency bonds and U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.
4. Short-term investments
As of September 30, 2026, the Company did not hold any short-term investments. Financial assets as reported on the Company's condensed consolidated balance sheet, included cash, as well as cash equivalents which consisted solely of money market funds at the end of the quarter. As of March 31, 2026, the Company's available-for-sale investments by type consisted of the following:

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit Losses	Fair value
US Government agency bonds	$3,985	$—	$(1)	$—	$3,984
US Treasury bonds	55,872	9	—	—	55,881
Total	$59,857	$9	$(1)	$—	$59,865

As of March 31, 2026, available-for-sale securities consisted of investments that mature within one year.
5 Inventory
On August 6, 2026, the Company received FDA accelerated approval for TUDRIQEV indicated in combination with nivolumab for the treatment of adult patients with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen, and commenced capitalization of inventory from this date.
Prior to August 6, 2026, regulatory approval and subsequent commercialization of TUDRIQEV, including the possibility of future economic benefits from the sales of TUDRIQEV, were not considered probable and inventory-related costs were expensed as incurred to research and development expenses. The inventory recognized on the balance sheet as of September 30, 2026 does not include any pre-launch inventory. There were no capitalized inventory costs recorded as of March 31, 2026.
Inventory, net consisted of the following:

	September 30, 2026	March 31, 2026
Raw materials	$8,575	$—
Work in progress	—	—
Finished goods	1,292	—
Total inventory, net	9,867	—
6. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2026	March 31, 2026
Office equipment	$1,897	$1,897
Computer equipment	2,516	2,441
Plant, manufacturing and laboratory equipment	12,727	12,325
Leasehold improvements	2,504	2,504
Capitalized software	9,361	9,736
Construction in progress	139	802
Total property, plant and equipment	29,144	29,705
Less: Accumulated depreciation	(18,441)	(16,731)
Property, plant and equipment, net	$10,703	$12,974
Depreciation and amortization expense, including amortization on capitalized software, was $0.8 million and $1.7 million for the three and six months ended September 30, 2026 and $0.8 million and $1.7 million for the three and six months ended September 30, 2025. Amortization on capitalized software for the three and six months ended September 30, 2026 was $0.3 million and $0.6 million, respectively, and $0.3 million and $0.6 million for the three and six months ended September 30, 2025. Depreciation and amortization expense is recorded within research and development and selling, general and administrative expenses in the consolidated statement of operations.
7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	March 31, 2026
Accrued research and development costs	$21,800	$26,740
Accrued compensation and benefits costs	8,752	17,483
Accrued professional fees	1,096	537
Other	3,908	2,756
Total accrued expenses and other current liabilities	$35,556	$47,516

8 Debt
On October 6, 2022, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., as administrative agent, collateral agent and as a lender (“Hercules”). Pursuant to the Loan Agreement, the Company can borrow term loans in an aggregate maximum principal amount of up to $200.0 million under multiple tranches (the “Term Loan Facility”). Under the Loan Agreement, the Company borrowed an initial amount of $30.0 million on the closing date, and at the Company's sole option, could have drawn, but did not draw down, an additional $30.0 million on or prior to September 30, 2023. The Company could also draw as additional term loan advances in an aggregate principal amount of up to $115.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and two additional term loan advances up to an aggregate principal amount of $25.0 million subject to certain terms and conditions, on or prior to the end of the interest-only period. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

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

A third amendment was made to the Loan Agreement (the "Third Amendment") on January 29, 2026 (the "Third Amendment Closing Date") pursuant to which the Company drew down the tranche 3 loan advance amount of $35.0 million. The Third Amendment maintains a $200.0 million maximum principal amount and re-allocates the future tranches extending through December 2027, subject to the terms and conditions of the Loan Agreement. In addition, the Third Amendment extended the amortization date, with a balloon payment, inclusive of accrued interest and principal due on the maturity date of October 1, 2027 with the caveat that if the Company receives FDA approval prior to October 1, 2027, the amortization and maturity date shall be extended to October 1, 2029. As a result of the Company's receipt of accelerated approval from the FDA on August 6, 2026, the maturity date has been extended to October 1, 2029.

On September 29, 2026 ("Fourth Amendment Closing Date") the Company entered into a fourth amendment to the Loan Agreement (the "Fourth Amendment") with Hercules Capital, Inc., pursuant to which the Company agreed to draw a term loan advance in an aggregate principal amount not less than $15.0 million on the Fourth Amendment Closing Date, and one additional Term Loan Advance in an original principal amount of up to $15.0 million on or prior to March 31, 2027. The Fourth Amendment did not change the total aggregate maximum principal amount to be drawn under the Loan Agreement, which remains as up to $200.0 million, but rather it shifted a portion of the total consideration of tranche 4 to a future date. Upon closing of the Fourth Amendment on September 29, 2026, the Company drew down the initial tranche 4 amount of $15.0 million. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through September 2029, with the outstanding principal balance of the Term Loan Facility bearing interest payable in cash at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the Prime Rate plus 1.75%.

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

The Company paid a $0.5 million facility charge and incurred debt issuance costs of $1.5 million upon closing of the Loan Agreement. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 4.95% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued on the Company's consolidated balance sheet. The amount accrued for the final payment is $2.3 million as of September 30, 2026 and $1.7 million as of March 31, 2026.

Unamortized debt issuance costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.4 million and $0.5 million were recorded in other assets as of September 30, 2026 and March 31, 2026, respectively. Interest expense for the three and six months ended September 30, 2026 was $2.5 million and $5.0 million, respectively, and $1.5 million and $3.0 million, respectively, for the three and six months ended September 30, 2025.

The summary of obligations under the term loan as of September 30, 2026 and March 31, 2026 consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Principal loan balance	$97,882	$82,252
Facility charge and diligence fee	(73)	(120)
Unamortized issuance costs	(325)	(536)
Accumulated end of term fee	2,282	1,712
Long term debt, net of discount	$99,766	$83,308

The annual principal payments due under the Loan Agreement as of fiscal September 30, 2026 and March 31, 2026 were as follows:

	September 30, 2026	March 31, 2026
2027	$—	$—
2028	—	84,150
2029	—	—
2030	102,453	—
Total	$102,453	$84,150

The table of future payments of long-term debt excludes the end of term charge of $4.7 million, which is due upon the maturity of the loan.

9 Stockholders’ equity
Common stock
As of September 30, 2026 and March 31, 2026, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 300,000,000 and 150,000,000, respectively, shares of common stock, par value $0.001 per share.
The Company had reserved for common stock for the exercise of outstanding stock options and the vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2018 Omnibus Incentive Compensation Plan and the Company’s Employee Stock Purchase Plan (see Note 11) and the exercise of the outstanding warrants to purchase shares of common stock as follows:

	September 30, 2026	March 31, 2026
Stock options, issued and outstanding	11,273,533	11,785,458
Restricted and performance stock units	4,946,984	5,508,882
Stock options and restricted stock units, future issuance	3,819,646	1,569,457
Employee stock purchase plan, available for future grants	4,799,623	4,102,399
Pre-funded warrants	16,794,493	14,058,153
Total shares of common stock reserved for future issuance	41,634,279	37,024,349
Undesignated preferred stock
As of September 30, 2026, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2026.
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
Any Shares to be offered and sold under the 2023 Sales Agreement will be issued and sold (i) by methods deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), or if authorized by the Company, in negotiated transactions or block trades, and (ii) pursuant to a registration statement on Form S-3 filed by the Company with the SEC on November 6, 2025, which became effective in accordance with the provisions of Section 8(a) of the Securities Act, for an offering of various securities, including shares of the Company’s common stock, preferred stock, debt securities, warrants and/or units for sale to the public in one or more public offerings.
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
During the six months ended September 30, 2026 and 2025, the Company did not issue or sell any shares under the 2023 Sales Agreement. The Company cannot provide any assurances that it will issue any Shares pursuant to the 2023 Sales Agreement.
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
On August 10, 2026, the Company completed an offering of (a) 9,701,490 shares of the Company’s common stock at an offering price of $12.06 per share and, (b) in lieu of common stock to certain investors, pre-funded warrants to purchase 2,736,340 shares of its common stock at an offering price of $12.0599 per pre-funded warrant (the "August 2026 Pre-Funded Warrants"). The Company received aggregate net proceeds of approximately $141.0 million after deducting fees and expenses of approximately $9.0 million.
10 Pre-funded Warrants
The Company's pre-funded warrants are exercisable at any time after the date of their issuance. As of September 30, 2026, unless otherwise modified by a holder of a pre-funded warrant, no holder may exercise a pre-funded warrant (i) if such holder, together with its affiliates, would beneficially own more than 9.99% (or, in the case of the December 2024 Pre-Funded Warrants and August 2026 Pre-Funded Warrants, 4.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, or (ii) if the combined voting power of our securities beneficially owned by such holder, together with its affiliates, would exceed 9.99% (or, in the case of the December 2024 Pre-Funded Warrants and August 2026 Pre-Funded Warrants, 4.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise of such pre-funded warrants, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. A holder of the June 2024 Pre-funded Warrants may increase or decrease this percentage to any other percentage not in excess of 9.99%, whereas a holder of the Company's other pre-funded warrants, may increase or decrease this percentage up to 19.99%, in all cases, by providing at least 61 days’ prior notice to the Company.
The 16,794,493 shares of the Company's common stock underlying the pre-funded warrants issued by the Company are not included in the number of issued and outstanding shares of the Company’s common stock as reported on the consolidated balance sheet, though they are included in the Company's annual pool increase calculation as described in Note 11, as well as the weighted average outstanding common stock in the calculation of basic and diluted net loss per share, as described below in Note 12.
11 Stock-based compensation
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,854	$4,379	$8,461	$9,068
Selling, general and administrative	5,691	3,959	9,758	8,032
	$10,545	$8,338	$18,219	$17,100

     The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Stock options	$3,363	$4,161	$6,823	$8,298
Restricted and performance stock units	7,182	4,177	11,396	8,802
	$10,545	$8,338	$18,219	$17,100
2018 Omnibus Incentive Compensation Plan
On July 9, 2018, the Company’s board of directors adopted, and the Company’s stockholders approved the 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”), which became effective immediately prior to the effectiveness of the registration statement filed in connection with the Company’s initial public offering. The 2018 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially reserved for issuance under the 2018 Plan is 3,617,968 shares. If any options or stock appreciation rights, including outstanding options and stock appreciation rights granted under the 2017 Plan (up to 2,520,247 shares), terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards, including outstanding awards granted under the 2017 Plan, are forfeited, terminated, or otherwise not paid in full in shares of common stock, the shares of the Company’s common stock subject to such grants will be available for purposes of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each April equal to 4.0% of the total number of shares of common stock outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants as of March 31, 2026, as described in Note 10 to these condensed consolidated financial statements, or such lesser amount as determined by the board of directors. On April 1, 2026, the number of shares reserved for issuance under the 2018 Plan automatically increased by 3,871,003 shares pursuant to the terms of the 2018 Plan and based on total number of shares of common stock outstanding on March 31, 2026. As of September 30, 2026, 3,819,646 shares remained available for future grants under the 2018 Plan.
The 2018 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. However, the board of directors shall administer and approve all grants made to non-employee directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair value in the case of an award granted to employees who hold more than 10% of the total combined voting power of all classes of stock at the time of grant) and the term of stock options may not be greater than five years for an incentive stock option granted to a 10% stockholder and greater than ten years for all other options granted. Stock options awarded under both plans expire ten years after the grant date, unless the board of directors sets a shorter term. Vesting periods for the plan is determined at the discretion of the board of directors. Incentive stock options granted to employees and non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. In 2021, the board of directors initiated the award of restricted stock units ("RSUs"), under the 2018 Plan in addition to stock option awards available as part of the Company's equity incentive for employees, officers, advisors and consultants of the Company. The RSUs typically vest over four approximately equal annual installments with the first such installment occurring on a designated vesting date that is approximately on the one-year anniversary of the date of grant and the subsequent installments occurring on the subsequent three annual anniversaries of the designated vesting date.

In 2024, the Company's board of directors approved the award of performance stock units ("PSUs"), under the 2018 Plan in addition to the aforementioned stock option awards and RSUs available as part of the Company’s equity incentive for employees, officers, advisors and consultants of the Company, subject to non-market performance and service conditions. The grant date fair value for the PSUs is determined based on the market price of the Company's common stock on the grant date and expense is recognized over the requisite service period if and when the achievement of such performance condition is determined to be probable by the Company. On June 30, 2026, the compensation committee of the board of directors agreed to extend the performance period with respect to the “Target” performance level set forth in the PSU Award Agreement to end on December 24, 2026. Accordingly, the PSUs would vest at 100% given the approval of the Company's first Biologics License Application ("BLA") for TUDRIQEV by the Food and Drug Administration ("FDA"). Upon receipt and announcement of approval from the FDA on August 6, 2026, the performance conditions were considered probable and were achieved. As a result, the PSUs vested and their expense was taken in the amount of approximately $3.2 million on August 7, 2026. The Company did not grant any PSUs under the 2018 Plan during the three and six months ended September 30, 2026 or 2025.
Employee Stock Purchase Plan

On July 9, 2018, the Company’s board of directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement that was filed in connection with the Company’s IPO. The total shares of common stock initially reserved for issuance under the ESPP is 348,612 shares. In addition, as of the first trading day of each fiscal year during the term of the ESPP (excluding any extensions), an additional number of shares of the Company’s common stock equal to 1% of the total number of shares outstanding on the last trading day in the immediately preceding fiscal year, which includes for these purposes, the 14,058,153 shares issuable upon exercise of those pre-funded warrants described in Note 10 to these condensed consolidated financial statements, or 697,224 shares, whichever is less (or such lesser amount as determined by the Company’s board of directors) will be added to the number of shares authorized under the ESPP. In accordance with the terms of the ESPP, on April 1, 2026, the number of shares reserved for issuance under the ESPP automatically increased by 697,224, for a total of 4,799,623 shares reserved for the ESPP. If the total number of shares of common stock to be purchased pursuant to outstanding purchase rights on any particular date exceed the number of shares then available for issuance under the ESPP, then the plan administrator will allocate the available shares pro-rata and refund any excess payroll deductions or other contributions to participants. The Company’s ESPP is not currently active.

Out-of-Plan Inducement Grants
From time to time, the Company grants equity awards to newly hired employees and executives as a material inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and have been issued outside of the 2018 Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. These stock option and restricted stock unit inducement grants have terms and conditions consistent with those set forth under the 2018 Plan and vest under the same respective vesting schedules as stock option and restricted stock unit awards granted under the 2018 Plan. The inducement grants are included in the stock option and RSU award tables below. During the six months ended September 30, 2026, the Company granted 150,000 nonqualified stock options to purchase shares of the Company's common stock, and 100,000 restricted stock units under an employment inducement grant. During the six months ended September 30, 2025, the Company granted 202,945 nonqualified stock options to purchase shares of the Company's common stock, and 333,130 restricted stock units under employment inducement grants.
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
The following table presents, on a weighted-average basis, the assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.61%	4.00%	4.12%	3.97%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	124.1%	83.9%	109.0%	76.5%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2026	11,785,458	$14.12	5.63	$4,323
Granted	2,444,528	8.41
Exercised	(770,895)	7.48
Cancelled	(2,185,558)	16.58
Outstanding as of September 30, 2026	11,273,533	12.86	5.89	36,823
Options exercisable as of September 30, 2026	7,523,534	14.82	4.40	19,464
Options vested and expected to vest as of September 30, 2026	11,273,533	$12.86	5.89	$36,823
As of September 30, 2026, there was $23.0 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2026 and 2025 was $7.07 and $5.81, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2026 was $4.6 million and the aggregate intrinsic value of stock options exercised during the six months ended September 30, 2025 was immaterial.
Restricted and performance stock units
A summary of the changes in the Company’s RSUs and PSUs during the six months ended September 30, 2026 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2026	5,508,882	$9.69
Granted	3,284,980	9.05
Vested	(1,615,846)	9.93
Cancelled	(2,231,032)	8.79
Outstanding as of September 30, 2026	4,946,984	$9.59
During the six months ended September 30, 2026 and 2025, the weighted average grant date fair value of awards granted is $29.7 million and $20.9 million, respectively. In addition, the total fair value of shares vested during the six months ended September 30, 2026 and 2025 is $16.0 million and $13.1 million, respectively. As of September 30, 2026, there was $39.1 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years. In addition, there is no remaining unrecognized compensation cost related to performance based awards tied to the achievement of a company milestone.
12 Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(57,121)	$(83,100)	$(126,887)	$(169,793)
Denominator:
Weighted average common shares outstanding, basic and diluted	105,176,101	91,915,769	101,042,985	91,717,076
Net loss per share, basic and diluted	$(0.54)	$(0.90)	$(1.26)	$(1.85)
The 16,794,493 shares of the Company's common stock issuable upon exercise of pre-funded warrants described in Note 10 to these condensed consolidated financial statements are included as outstanding common stock in the calculation of basic and diluted net loss per share.
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

	Three and Six Months Ended September 30,
	2026	2025
Options to purchase common stock	11,273,533	12,232,757
Unvested restricted and performance stock units	4,946,984	5,107,447
	16,220,517	17,340,204

13 Significant agreements
Agreement with Bristol-Myers Squibb Company
In February 2018, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”). Pursuant to the agreement, BMS provided to the Company, at no cost, a compound for use in the Company’s IGNYTE Phase 1/2 trials with RP1. Under the agreement, the Company would sponsor, fund and conduct the clinical trials in accordance with an agreed-upon protocol. In April 2019, the Company entered into a separate agreement with BMS, on terms similar to the terms set forth in the RP1 agreement, pursuant to which BMS will provide to the Company, at no cost, nivolumab for use in the Company’s Phase 1 clinical trial with RP2 in accordance with an agreed-upon protocol.
The Company is not using BMS supplied nivolumab in the conduct of the IGNYTE-3 clinical trial, however, BMS supplied nivolumab is being used in the conduct of the REVEAL clinical trial.
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
14 Collaboration and other arrangements
Roche

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
15 Commitments and contingencies
Leases
The table below presents the lease-related costs which are included in the consolidated statements of operations for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Lease cost
Finance lease costs:
Amortization of right-of-use asset	$607	$607	$1,214	$1,214
Interest on lease liabilities	502	518	1,007	1,039
Operating lease costs	289	290	579	577
Total lease cost	$1,398	$1,415	$2,800	$2,830
The following table summarizes the classification of lease costs in the consolidated statement of operations for the three and six months ended September 30, 2026 and 2025 as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Finance Lease Costs
Research and development	$607	$607	$1,214	$1,214
Other expenses	502	518	1,007	1,039
Operating Lease Costs
Research and development	205	225	420	448
Selling, general and administrative	84	65	159	129
Total lease cost	$1,398	$1,415	$2,800	$2,830
The following table summarizes the maturity of the Company's lease liabilities on an undiscounted cash flow basis by fiscal year and a reconciliation to the operating and finance lease liabilities recognized on its balance sheet as of September 30, 2026:

	September 30, 2026
	Operating leases	Finance lease	Total
2027 (remaining six months)	$560	$1,459	$2,019
2028	1,108	2,969	4,077
2029	1,022	3,058	4,080
2030	588	3,096	3,684
2031	370	3,096	3,466
Thereafter	—	25,803	25,803
Total lease payments	3,648	39,481	43,129
Less: interest	598	15,105	15,703
Total lease liabilities	$3,050	$24,376	$27,426
The following table provides lease disclosure for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026		2025
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$606		$601
Operating cash flows from finance leases	$1,007		$1,039
Financing cash flows from finance leases	$416		$343
Weighted-average remaining lease term - operating leases	3.4	years	4.3	years
Weighted-average remaining lease term - finance leases	12.8	years	13.8	years
Weighted-average discount rate - operating leases	10.4%		10.4%
Weighted-average discount rate - finance leases	8.3%		8.3%
The variable lease costs and short-term lease costs were insignificant for the three and six months ended September 30, 2026 and 2025 respectively.
Manufacturing commitments
The Company has entered into an agreement with a contract manufacturing organization to provide clinical trial products. As of September 30, 2026 and March 31, 2026, the Company had committed to minimum payments under these arrangements totaling $0.8 million and $0.8 million, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its executive management team and its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 or March 31, 2026.
Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. Following the second CRL issued by the FDA on April 10, 2026 for the Company's RP1 BLA for the treatment of advanced melanoma, the Lead Plaintiff filed a second amended complaint in the class action that addresses the second CRL. The Company and the other defendants filed a motion to dismiss the second amended complaint on August 17, 2026 which is scheduled to be fully briefed in December 2026. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.

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

On August 6, 2026, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the District of Massachusetts. The complaint, captioned Toor v. Replimune Group, Inc. et al., Case No. 1:26-cv-13612, alleges essentially the same facts and circumstances as are alleged in Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085. On September 18, 2026, Lead Plaintiff in the Jboor action filed a motion to consolidate the related action in Toor v. Replimune Group, Inc. et al., Case No. 1:26-cv-13612 into the Jboor action. On October 5, 2026, two plaintiffs in the Toor action filed motions for appointment as lead plaintiff and approval of selection of counsel. On October 19,2026, the Company and other defendants filed a memorandum in opposition. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.

As the matters noted above are preliminary, the Company is unable to determine whether any loss will ultimately occur and cannot reasonably estimate the range of expected exposure. Therefore, the Company has not recorded any liability in the condensed consolidated financial statements as of and for the three and six months ended September 30, 2026.
16 Income taxes
The Company did not record an income tax provision for the six months ended September 30, 2026 or 2025 as a result of forecasted United States and United Kingdom losses for the respective years.

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
17 Geographic information

The Company operates in two geographic regions: the United States (Massachusetts) and the United Kingdom (Oxfordshire). Information about the Company’s long-lived assets held in different geographic regions is presented in the table below:

	September 30, 2026	March 31, 2026
United States	$10,122	$12,174
United Kingdom	581	800
	$10,703	$12,974

18 Segment information
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
The following table presents selected financial information with respect to the Company's single operating segment, including significant segment expenses by program, for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:	(Amounts in thousands)
Direct research and development expenses by program:
RP1 program costs by study:
IGNYTE	$903	$2,562	1,578	6,014
ARTACUS	648	1,616	1,132	3,235
CERPASS	176	1,433	(94)	2,640
IGNYTE-3	6,818	6,474	14,768	11,335
Other RP1 study costs	39	5,539	1,439	9,963
RP2	9,439	5,253	18,266	9,128
RP3	303	580	549	1,437
Unallocated research and development expenses¹:	16,039	34,420	46,006	71,969
Selling, general and administrative	21,916	26,414	40,885	58,994
Total operating expenses	56,281	84,291	124,529	174,715
Loss from operations	(56,281)	(84,291)	(124,529)	(174,715)
Other (expense) income, net	(840)	$1,191	$(2,358)	$4,922
Net loss	(57,121)	(83,100)	(126,887)	(169,793)
¹Includes personnel-related costs and other costs
19 Subsequent Events
On October 1, 2026 the Company announced the commercial availability of TUDRIQEV in the United States. Healthcare providers began ordering TUDRIQEV for next day delivery on October 2, 2026. TUDRIQEV is indicated in combination with nivolumab for the treatment of adult patients with unresectable advanced cutaneous melanoma who experienced disease progression with a programmed death receptor-1 (PD-1)-blocking antibody-based regimen. This indication is approved under accelerated approval based on objective response rate and duration of response. Continued approval for this indication may be contingent upon verification of clinical benefit in a confirmatory trial(s).

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
Our leading clinical trial of RP1 was referred to as the IGNYTE trial, which was a multi-cohort clinical trial being conducted in collaboration with Bristol Myers Squibb Company, or BMS, under which BMS has granted us a non-exclusive, royalty-free license to, and is supplying at no cost, its anti-PD-1 therapy, nivolumab, for use in combination with RP1.

The leading tumor specific cohort in the IGNYTE trial was our registration directed Phase 2 expansion cohort in anti-PD-1 failed cutaneous melanoma. The anti-PD-1 failed melanoma cohort from the IGNYTE trial included 140 patients who received RP1 in combination with nivolumab. On August 6, 2026, we announced the FDA granted accelerated approval to TUDRIQEV (vusolimogene oderparepvec-wtpg), previously referred to as RP1, in combination with nivolumab for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression on an anti-PD-1 antibody-based regimen. This indication is approved under accelerated approval based on objective response rate and duration of response. Continued approval for this indication may be contingent on verification of clinical benefit in a confirmatory trial(s). Since approval, we have engaged with more than 70 percent of our 200 predefined priority accounts to establish workflows and enable efficient adoption and handling of TUDRIQEV. Since becoming commercially available in early October 2026, about 20 melanoma institutions have placed TUDRIQEV on formulary and, as of October 23, 2026 over 15 institutions have written one or more prescriptions and have started treating patients with TUDRIQEV. We have also established a patient support program, ReplimuneConnect Plus, providing a comprehensive range of support services for enrolled TUDRIQEV patients.
Since commercial launch in early October 2026, multiple payer policies have published, from both major national and regional payers, that cover TUDRIQEV to label, including retreatment if clinically appropriate. These payer policies represent a majority of commercially covered lives. In addition, Medicare coverage has been established and TUDRIQEV has been listed in the NCCN Clinical Practice Guidelines in Oncology as a category 2A recommendation. We have also submitted for a permanent J-code, which we anticipate having in place in the first half of 2027.
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
We had been furthering development of RP1 through enrollment in a Phase 1b/2 clinical trial of single agent RP1 in solid organ transplant recipients with skin cancers, including CSCC, which we referred to as the ARTACUS trial. The ARTACUS trial enrolled 69 patients to assess the safety and efficacy of RP1 in liver, kidney, heart, lung, and hematopoietic cell transplant patients with skin cancers. Most recently, Dr. Michael R. Migden presented updated data from the ARTACUS trial at the Society for Melanoma Research 22nd International Congress in October 2025. This updated data showed anti-tumor activity in locally advanced CSCC with an ORR of 34.6% (CR rate of 23.1%) and 2-year duration of response of 61.0%. Furthermore, the data showed that RP1 monotherapy continued to be well tolerated and the safety profile continued to be similar to that observed in non-immunocompromised patients with advanced skin cancers, and, importantly, no implant rejections were attributed to the RP1 treatment. We have closed enrollment in the ARTACUS trial and are planning a publication submission in 2026.
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
We continue our signal seeking trial of RP2 in combination with atezolizumab and bevacizumab in the second-line (2L) setting of patients with hepatocellular carcinoma, or HCC, in collaboration with Roche. We have also opened a cohort in our RP2 study to investigate the potential to address biliary tract cancer, or BTC, through the dosing of RP2 in combination with durvalumab. We are currently evaluating these studies and we expect to share preliminary findings in the first quarter of 2027.
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
Financial
Since our inception, we have devoted substantially all of our resources to developing our proprietary RPx platform, building our intellectual property portfolio, conducting research and development of our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have incurred significant operating losses and we have financed our operations primarily with proceeds from the sale of equity securities and to a lesser extent, proceeds from borrowing under secured loan facilities. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of TUDRIQEV and our other product candidates. As of September 30, 2026, TUDRIQEV is our only approved product, and we have not yet generated any revenue from product sales.
Since our initial public offering, or IPO, on July 20, 2018 through September 30, 2026, we have raised an aggregate of approximately $1,273.9 million in net proceeds to fund our operations, of which $101.2 million was from our IPO, $1,003.0 million was from six separate follow-on offerings, or the Public Offerings, that we closed in November 2019, June 2020, October 2020, December 2022, November 2024, and August 2026, respectively, $96.7 million was from our private investment in public equity offering in June 2024, and $73.0 million was from at-the-market offerings.
Our net losses were $57.1 million and $83.1 million for the three months ended September 30, 2026 and 2025, and $126.9 million and $169.8 million for the six months ended September 30, 2026 and 2025, respectively. The reduced costs for the three and six months ended September 30, 2026 are, in part, a result of the Company restructuring that was announced in April 2026. These costs included, but are not limited to, personnel costs including stock-based compensation, professional fees and recruitment. As of September 30, 2026, we had an accumulated deficit of $1,389.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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

We expect that our cash and cash equivalents of $307.8 million as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements for greater than twelve months from the issuance of these condensed consolidated financial statements, including the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes.
See “—Liquidity and capital resources” and “Risk factors—Risks related to our financial position and need for additional capital.”
Components of our results of operations
Revenue
Prior to the commercialization of TUDRIQEV in early October 2026, we have not generated any revenue from product sales. We can not be certain of the revenue from the sale of TUDRIQEV or other potential products in the future. If our development efforts for any of our other product candidates that we may develop in the future are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaborations or license agreements.
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

Results of operations
Comparison of the three months ended September 30, 2026 and 2025
The following chart summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$34,365	$57,877	$(23,512)
Selling, general and administrative	21,916	26,414	(4,498)
Total operating expenses	56,281	84,291	(28,010)
Loss from operations	(56,281)	(84,291)	28,010
Other income (expense):
Research and development incentives	238	377	(139)
Investment income	1,880	3,696	(1,816)
Interest expense on finance lease liability	(502)	(518)	16
Interest expense on debt obligations	(2,523)	(1,488)	(1,035)
Other income (expense), net	67	(876)	943
Total other (expense) income, net	(840)	1,191	(2,031)
Net loss	$(57,121)	$(83,100)	$25,979
Research and development expenses
Research and development expenses for the three months ended September 30, 2026 were $34.4 million, compared to $57.9 million for the three months ended September 30, 2025. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	$903	$2,562	$(1,659)
ARTACUS	648	1,616	(968)
CERPASS	176	1,433	(1,257)
IGNYTE-3	6,818	6,474	344
Other RP1 study costs	39	5,539	(5,500)
Total RP1 costs	8,584	17,624	(9,040)
RP2	9,439	5,253	4,186
RP3	303	580	(277)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	12,688	26,642	(13,954)
Other	3,351	7,778	(4,427)
Total research and development expenses	$34,365	$57,877	$(23,512)
The overall decrease of $23.5 million in total research and development expenses was driven by a decrease in unallocated expenses of approximately $18.4 million, which included a decrease of $14.0 million in personnel related costs and a decrease of $4.4 million in other costs. Personnel related costs, including stock compensation, were down as a result of the Company restructuring which was announced in April 2026. The Company also had lower costs relating to medical affairs, professional fees and recruitment of approximately $4.6 million as compared to the same quarter in the prior year. These decreases are somewhat offset by an increase of approximately $1.4 million in consulting costs. In addition, the Company began capitalizing inventory during the quarter which includes an allocation of manufacturing costs that otherwise would have been included in personnel and other expenses.
Direct research costs decreased by approximately $5.1 million overall which was a result of a decrease of $9.0 million in total RP1 costs specifically as a result of a decrease in total RP1 costs relating to the IGNYTE, ARTACUS and CERPASS studies, specifically as a result of the completion of the IGNYTE advanced melanoma cohort and completion of enrollment and the wind down of the CERPASS and ARTACUS studies. The decreases in RP1 spending were somewhat offset by RP2 direct spending which increased by approximately $4.2 million versus the same quarter of the prior year related to the REVEAL study, as the Company continued to ramp up enrollment and expanded this trial outside of the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses were $21.9 million for the three months ended September 30, 2026, compared to $26.4 million for the three months ended September 30, 2025. The decrease of $4.5 million is primarily the result of a decrease of $3.6 million in personnel related costs in the sales and marketing and G&A functions as well as a decrease of $1.4 million in external sales and marketing costs. These decreases are the result of the Company restructuring which occurred during the first quarter of fiscal 2027, and included a reduction of workforce by approximately 55%, impacting the entirety of the Company's commercial team, and rehiring did not begin to ramp back up until later in the second quarter after receiving approval from the FDA.
Total other (expense) income, net
Other expense was $0.8 million for the three months ended September 30, 2026, compared to income of $1.2 million for the three months ended September 30, 2025. The net change of $2.0 million is primarily attributable to a decrease in investment income of $1.8 million as a result of a lower investment balance year over year. In addition, there was an increase in expense on debt of $1.0 million as a result of a higher debt balance as compared to the same quarter in the prior year, as well as a decrease in expense of $0.9 million in the current quarter compared to the prior year due to exchange rate fluctuations related to the changes in foreign exchange rates of the British Pound Sterling to the United States Dollar, specifically on intercompany and other non-functional currency transactions.
Comparison of the six months ended September 30, 2026 and 2025
The following chart summarizes our results of operations for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025	Change
	(Amounts in thousands)
Operating expenses:
Research and development	$83,644	$115,721	$(32,077)
Selling, general and administrative	40,885	58,994	(18,109)
Total operating expenses	124,529	174,715	(50,186)
Loss from operations	(124,529)	(174,715)	50,186
Other income (expense):
Research and development incentives	534	797	(263)
Investment income	3,840	8,411	(4,571)
Interest expense on finance lease liability	(1,007)	(1,039)	32
Interest expense on debt obligations	(5,104)	(2,963)	(2,141)
Other expense, net	(621)	(284)	(337)
Total other (expense) income, net	(2,358)	4,922	(7,280)
Net loss	$(126,887)	$(169,793)	$42,906
Research and development expenses

Research and development expenses for the six months ended September 30, 2026 were $83.6 million, compared to $115.7 million for the six months ended September 30, 2025. The following table summarizes our research and development expenses for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025	Change
Direct research and development expenses by program
RP1 program costs by study:
IGNYTE	1,578	6,014	(4,436)
ARTACUS	1,132	3,235	(2,103)
CERPASS	(94)	2,640	(2,734)
IGNYTE-3	14,768	11,335	3,433
Other RP1 study costs	1,439	9,963	(8,524)
Total RP1 costs	18,823	33,187	(14,364)
RP2	18,266	9,128	9,138
RP3	549	1,437	(888)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	36,221	53,966	(17,745)
Other	9,785	18,003	(8,218)
Total research and development expenses	$83,644	$115,721	$(32,077)
The total decrease of $32.1 million in research and development expenses was primarily attributable to a decrease of $26.0 million in unallocated expenses, which includes a decrease of $17.7 million in personnel-related costs and $8.2 million in other costs. Personnel-related costs, including payroll, fringe benefits and stock-based compensation, were down as a result of the Company restructuring which was announced in April 2026. The decrease in other costs is driven primarily by lower costs relating to medical affairs, professional fees and recruitment of approximately $6.0 million as compared to the prior year. Also, as noted above, the Company began capitalizing inventory during the second quarter of this fiscal year which includes an allocation of manufacturing costs that otherwise would have been included in personnel and other expenses.
Direct research costs decreased by approximately $6.1 million overall which was a result of a decrease of $14.4 million in total RP1 costs specifically as a result of a decrease in total RP1 costs relating to the IGNYTE, ARTACUS and CERPASS studies, specifically as a result of the completion of the IGNYTE advanced melanoma cohort and completion of enrollment in and the wind down of the CERPASS and ARTACUS studies. Within the RP1 program, the IGNYTE-3 confirmatory study continues to enroll patients and has an increase in study costs of $3.4 million as compared to the prior year. Furthermore, there was a $9.1 million increase in spending on RP2 primarily as a result of increased enrollment in the REVEAL study as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses were $40.9 million for the six months ended September 30, 2026, compared to $59.0 million for the six months ended September 30, 2025. The decrease of approximately $18.1 million in sales, general and administrative costs is driven by a decrease of $11.5 million in sales and marketing costs related to promotional materials, market access and insights and analytics. Sales and marketing costs were put on hold after the Company received a complete response letter in April 2026 from the FDA and did not resume until late in the second quarter of this fiscal year. In addition, there was a decrease of approximately $7.0 million in personnel-related costs as a result of the Company restructuring in April 2026.
Total other (expense) income, net
Other (expense) income, net was $2.4 million for the six months ended September 30, 2026, compared to income of $4.9 million for the six months ended September 30, 2025. The net change of $7.3 million is primarily attributable to a decrease in investment income of $4.6 million as a result of the cash and investment balance being lower throughout the year as compared to the prior year due to normal cash burn. Additionally, there was an increase in expense on debt of $2.1 million as a result of a higher debt balance as compared to the prior year.

Liquidity and capital resources
Since our inception and prior to the commercialization of TUDRIQEV in early October 2026, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Until we are able to generate sufficient revenue from TUDRIQEV or any of our other product candidates that we develop, which may never occur, we anticipate that we will continue to incur significant operating losses and negative cash flows from our operations.
Sources of liquidity
To date, we have financed our operations primarily with proceeds from the sale of equity securities and, to a lesser extent, proceeds from borrowing under a secured loan facility. Through September 30, 2026, we had received net proceeds of $1,273.9 million through the sale of shares of common stock and pre-funded warrants exercisable for common stock in public offerings, a private placement transaction, and at-the-market offerings, as well as our incurrence of debt under the Hercules Loan Agreement. As of September 30, 2026, we had cash and cash equivalents and short-term investments of $307.8 million.

Cash flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Net cash used in operating activities	$(123,430)	$(158,228)
Net cash provided by investing activities	59,756	149,217
Net cash provided by financing activities	161,349	166
Effect of exchange rate changes on cash and cash equivalents	1,134	26
Net increase (decrease) in cash and cash equivalents	$98,809	$(8,819)
Operating activities
During the six months ended September 30, 2026, net cash used in operating activities was $123.4 million, primarily resulting from our net loss of $126.9 million partially offset by non-cash charges of $23.1 million, which primarily consist of stock-based compensation expense of $18.2 million and depreciation and amortization of $3.3 million, and a decrease in cash of $19.7 million related to changes in our operating assets and liabilities. Changes in our operating assets and liabilities for the six months ended September 30, 2026 consisted primarily of a $12.1 million decrease in accrued expenses and other current liabilities, and a $9.9 million increase in inventory related to the commercial launch of TUDRIQEV, partially offset by a $2.3 million decrease in prepaid and other expenses and a $1.1 million decrease in research and development incentives receivable.
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
Investing activities
During the six months ended September 30, 2026, net cash provided by investing activities was $59.8 million, consisting of $69.6 million in proceeds from sales and maturities of short-term investments, partially offset by $9.9 million in purchases of available for sale securities.

During the six months ended September 30, 2025, net cash provided by investing activities was $149.2 million, consisting of $200.7 million in proceeds from sales and maturities of short-term investments, partially offset by $47.4 million in purchases of available for sale securities and $4.1 million in purchases of property, plant and equipment and capitalized software.
Financing Activities
During the six months ended September 30, 2026, net cash provided by financing activities was $161.3 million, relating primarily to $141.0 million in proceeds as a result of the Company's offering of common stock and pre-funded warrants in August 2026, as well as $15.0 million in proceeds from long-term debt from the initial draw down on tranche 4 in September 2026. Financing activities also included approximately $5.8 million in proceeds from the exercise of stock options, somewhat offset by principal payments of the Company's financing lease obligation.
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

As of September 30, 2026, we had cash and cash equivalents of $307.8 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operations and capital expenditure requirements for greater than twelve months from the issuance of these condensed consolidated financial statements, including the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes.
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
Contractual obligations and commitments
During the six months ended September 30, 2026, the Company closed the Fourth Amendment to the Loan Agreement with Hercules. There were no other material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on June 29, 2026.
Collaborations
BMS
In February 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with BMS. Pursuant to the agreement, BMS provided to us, at no cost, nivolumab, its anti-PD-1 therapy, for use in combination with RP1 in our IGNYTE Phase 1/2 clinical trials. Under the agreement, we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol. BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in the clinical trial and has agreed to supply nivolumab, at no cost to us, for use in the IGNYTE Phase 1/2 clinical trials. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to RP1, which will belong solely to us. In January 2020, this agreement was expanded to cover an additional cohort of 125 patients with anti-PD-1 failed melanoma. The Company is not using BMS supplied nivolumab in the conduct of the IGNYTE-3 clinical trial.
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
In April 2019, we entered into a separate agreement with BMS on terms similar to the terms set forth in the agreement described above, pursuant to which BMS will provide, at no cost to us, nivolumab for use in our Phase 1 clinical trial of RP2 in combination with nivolumab. The Company is using BMS supplied nivolumab in the conduct of the REVEAL clinical trial.
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
Stock-based compensation
We issue stock-based awards to employees, directors, consultants and non-employees in the form of stock options and restricted stock units. We measure such stock-based awards in accordance with ASC 718, Compensation — Stock Compensation, which requires all stock-based awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair value on the date of the grant and the related compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. To date, we have issued stock-based awards with service-based vesting conditions, as well as perforance-based stock units with milestone vesting conditions. The expense for these awards is recorded using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. See Note 11 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information. Forfeitures are accounted for as they occur. The fair value of each stock-based award is estimated on the date of grant based on the fair value of our common stock on that same date.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 24, 2025, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the United States District Court for the District of Massachusetts, or the District of Massachusetts. The complaint, captioned Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085-JEK, was filed shortly after the Company announced it received a complete response letter, or CRL, from the FDA for its RP1 BLA for the treatment of advanced melanoma on July 22, 2025 and the subsequent decline in the trading price of the Company's common stock. The Court has appointed a lead plaintiff, or the Lead Plaintiff. On January 13, 2026, Lead Plaintiff filed an amended complaint. Following the second CRL issued by the FDA on April 10, 2026 for the Company's RP1 BLA for the treatment of advanced melanoma, the Lead Plaintiff filed a second amended complaint in the class action that addresses the second CRL. The Company and the other defendants filed a motion to dismiss the second amended complaint on August 17, 2026 which is scheduled to be fully briefed in December 2026. The Company and the other defendants deny any wrongdoing and will vigorously defend this action.

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

On August 6, 2026, a class action complaint alleging violations of the federal securities laws was filed against the Company and its directors and certain officers in the District of Massachusetts. The complaint, captioned Toor v. Replimune Group, Inc. et al., Case No. 1:26-cv-13612, alleges essentially the same facts and circumstances as are alleged in Jboor v. Replimune Group, Inc. et al., Case No. 1:25-cv-12085. On September 18, 2026, Lead Plaintiff in the Jboor action filed a motion to consolidate the related action in Toor v. Replimune Group, Inc. et al., Case No. 1:26-cv-13612 into the Jboor action. On October 5, 2026, two plaintiffs in the Toor action filed motions for appointment as lead plaintiff and approval of selection of counsel. On October 19,2026, the Company and other defendants filed a memorandum in opposition. The Company and the other defendants deny any wrongdoing and continue to vigorously defend this action.
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
In August 2026, we received FDA approval to commercialize TUDRIQEV in combination with nivolumab in the U.S. for the treatment of adults with unresectable advanced cutaneous melanoma who experienced disease progression with an anti-PD-1 antibody-based regimen, and we are commercially launching TUDRIQEV in the U.S. in that indication. This indication is approved under accelerated approval based on objective response rate and duration of response. Continued approval for this indication may be contingent on verification of clinical benefit in one or more confirmatory trials, including our ongoing IGNYTE-3 clinical trial. We are conducting our ongoing IGNYTE-3 clinical trial as a confirmatory study. Additionally, we are also required to conduct a pediatric study and fulfill certain other postmarketing commitments set out in FDA’s TUDRIQEV approval letter.
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
•we have no prior experience in marketing, selling and distributing TUDRIQEV or any other product; following receipt of a second CRL in April 2026, we implemented significant cost-savings measures, including significant reductions in force in our in-house sales, marketing or commercialization teams; although we have begun to rebuild these capabilities in advance of commercializing TUDRIQEV, we may face challenges in rehiring former staff or hiring, training, and deploying new staff to meet our commercialization objectives;
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
Risks related to product development and regulatory approval
Our product candidates are in various stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable. We cannot be certain that we will be able to successfully develop further product candidates or obtain regulatory approval for our product candidates. Prior to the commercialization of TUDRIQEV in early October 2026, we have not yet generated any revenue from product sales and may never be profitable.

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

Our product candidates may be administered in combination with checkpoint blockade drugs, a class of drugs that are intended to stop tumor cells from “switching off” an immune system attack against themselves. We have entered into agreements with BMS for the supply of nivolumab, its anti-PD-1 therapy, for use in connection with our ongoing clinical trial with RP2 and our Phase 1 and Phase 2 clinical trials with RP3 where we decide to use nivolumab. We have also entered into a clinical collaboration agreement with Regeneron, which includes the supply of cemiplimab, its anti-PD-1 therapy, for clinical trials conducted thereunder. Additionally, our signal finding study in HCC is being developed in combination with atezolizumab and bevacizumb under a supply and clinical collaboration agreement with Roche. We may enter into additional agreements for the supply of anti-PD-1 products for use in combination with and for the continued development of one or more of our product candidates. Although we have entered into such collaboration and supply agreements, and may continue to do so, our partners may remain in control of the supply and other decisions relating to their products or product candidates and we rely on their adherence to the terms of such agreements for the proper execution of their obligations. Our ability to develop and ultimately commercialize our product candidates used in combination with nivolumab, cemiplimab, atezolizumab, bevacizumab or any other checkpoint blockade therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

An underlying problem with our proprietary RPx platform would adversely affect our business and may require us to discontinue development or commercialization of product candidates based on the same or similar therapeutic approaches.

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of TUDRIQEV and our other product candidates based on our RPx platform. Since all of the product candidates in our current pipeline are based on our proprietary RPx platform, if TUDRIQEV or any of our product candidates fail in development or commercialization as a result of any underlying problem with our proprietary RPx platform, then we may be required to discontinue development or commercialization of all product candidates that are based on our RPx platform. If we were required to discontinue development or commercialization of our product candidates that are based on our RPx platform, or if any of them were to fail to receive regulatory approval, achieve sufficient market acceptance or maintain regulatory approval, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach from our RPx platform.

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

There can be no assurance that undesirable side effects or serious adverse events will not be caused by or associated with TUDRIQEV or any of our other product candidates as they continue through or enter clinical development. Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our product candidates.

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

We intend to commercialize TUDRIQEV and our other product candidates, if and when they receive marketing approval, on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must continue to build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have incurred and we expect we will continue to incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA or comparable foreign regulatory authority requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Our sales force and marketing teams may not be successful in commercializing our product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

TUDRIQEV and our other product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

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

If TUDRIQEV or any of our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales may be limited, and we may never become profitable.

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

Additionally, efforts to educate the medical community and third party payors on the benefits of TUDRIQEV or any of our product candidates may require significant resources and may not be successful. If TUDRIQEV or any of our product candidates that are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability.

The degree of market acceptance of TUDRIQEV or any of our product candidates will depend on a number of factors, some of which are out of our control, including the following:

•the efficacy of TUDRIQEV or any of our product candidates in combination with marketed checkpoint blockade drugs;
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

The potential market opportunities for TUDRIQEV or our product candidates are difficult to estimate and will depend in large part on the drugs with which TUDRIQEV or our product candidates are co-administered and the success of competing therapies and therapeutic approaches. In particular, the market opportunity for oncolytic immunotherapies is hard to estimate given that it is an emerging field with only one existing FDA-approved oncolytic immunotherapy, T-Vec (also referred to as Imlygic(R) (Amgen, Inc.)), which differs mechanistically from TUDRIQEV, however, has yet to enjoy broad market acceptance.

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

Although we have recently received approval from the FDA for TUDRIQEV, we have previously had no products approved for commercial sale and, prior to the commercialization of TUDRIQEV in early October 2026, have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities, including the sale of our common stock and pre-funded warrants in public and private offerings. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our proprietary RPx platform, including TUDRIQEV and our product candidates. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable and have incurred losses in each period since our inception. For the six months ended September 30, 2026 and 2025, we reported a net loss of $126.9 million and $169.8 million, respectively. At September 30, 2026, we had an accumulated deficit of $1,389.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we seek to commercialize TUDRIQEV, continue one or more confirmatory trials of TUDRIQEV, including our ongoing IGNYTE-3 clinical trial, and continue our research and development of, and seek marketing approval for our product candidates and any additional product candidates we may develop

While we expect the net proceeds from our August 2026 offering to provide us with additional liquidity and cash runway to fund our operating expenses, working capital needs, and other corporate uses, we will be required to seek additional financing, and there can be no assurance that such financing will be available on acceptable terms, if at all. If we are unable to obtain additional capital, substantial doubt about our ability to continue as a going concern could arise again, and may adversely affect our business, results of operations and stock price. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including from sales of TUDRIQEV.

Our ability to generate revenue from product sales and become profitable will depend significantly on our success in achieving a number of goals.
Although we have recently received approval from the FDA for TUDRIQEV, we have previously had no products approved for commercial sale, and, prior to the commercialization of TUDRIQEV in early October 2026, have not generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:
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
•obtaining adequate coverage and reimbursement for TUDRIQEV and or other product candidates;
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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2026, our cash and cash equivalents were $307.8 million. We expect to continue to spend substantial amounts to continue the clinical and pre clinical development of our RPx product candidates. Accordingly, we will need to obtain additional funds to achieve our business objectives. In addition, other unanticipated costs may arise.

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
•the cost of manufacturing TUDRIQEV or our other product candidates for clinical trials in preparation for marketing approval and commercialization;
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
Other than the Hercules Loan Agreement (as defined below), we do not have any committed external source of funds or other support for our development efforts. Our ability to draw additional amounts under the Hercules Loan Agreement (as defined below) is subject to the satisfaction of specified milestones and other conditions, and those amounts may not become available to us. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all. We expect that our existing cash and cash equivalents as of September 30, 2026, including the 141.0 million of net proceeds from the issuance of our common stock in August 2026, will be sufficient to fund our operations and capital expenditure requirements for greater than twelve months from the issuance of these condensed consolidated financial statements, including the commercialization of TUDRIQEV in advanced melanoma and for working capital and general corporate purposes. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We have entered into arrangements with BMS as part of our clinical development programs where nivolumab is intended to be used for these clinical programs and with Roche where atezolizumab and bevacizumab are intended to be used for certain of our other clinical programs. BMS is providing nivolumab, its anti-PD-1 therapy, for use in our Phase 1/2 clinical trial with RP2 where we intend to use nivolumab and may potentially do so for other clinical trials in the future; Roche has agreed to provide atezolizumab and bevacizumab for use in our RP2 study of hepatocellular cancer, or HCC.

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

On October 6, 2022 we and certain of our subsidiaries entered into a Loan and Security Agreement, or the Hercules Loan Agreement with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, which such agreement was subsequently amended in June 2023, December 2023, January 2026, and September 2026. The Hercules Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Hercules Loan Agreement also contains customary affirmative and negative covenants that, among other things, may limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Hercules Loan Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Hercules Loan Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Hercules Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no unregistered sales of securities other than previously disclosed by us in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.
Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
3.1*
Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc. (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 15, 2026).

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc., as filed with the Secretary of State of the State of Delaware on September 15, 2026.	8-K	September 16, 2026	3.1
4.1	Form of Pre-Funded Warrant (August 2026).	8-K/A	August 11, 2026	4.1
10.1*	Fourth Amendment to Loan and Security Agreement, dated as of September 29, 2026, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

REPLIMUNE GROUP, INC.

Dated: October 28, 2026	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 28, 2026	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: October 28, 2026	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)