Form 10-Q/A
period 2026-09-30
Replimune Group, Inc.
filed 2026-11-06
CIK 1737953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Replimune Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2026 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” to add certain Rule 10b5-1 trading arrangements entered into by Philip Astley-Sparke, Executive Chair of the Company, Sushil Patel, Chief Executive Officer of the Company, and Konstantinos Xynos, Chief Medical Officer of the Company, during the quarter ended September 30, 2026, which were inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II — OTHER INFORMATION

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended September 30, 2026, the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) and/or have a Rule 10b5-1 trading arrangement that was entered into during an active trading period that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(3)
Philip Astley-Sparke, Executive Chair	08/21/2026(2)	488,119	03/15/2028
Sushil Patel, Chief Executive Officer and Director	08/21/2026(2)	99,665	08/20/2027
Konstantinos Xynos, Chief Medical Officer	08/20/2026(2)	160,372	08/30/2027

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

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
3.1	Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc. (conformed to include the Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on September 15, 2026).	10-Q	October 28, 2026	3.1

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Replimune Group, Inc., as filed with the Secretary of State of the State of Delaware on September 15, 2026.	8-K	September 16, 2026	3.1

4.1	Form of Pre-Funded Warrant (August 2026).	8-K/A	August 11, 2026	4.1

10.1	Fourth Amendment to Loan and Security Agreement, dated as of September 29, 2026, by and among Replimune Group Inc., Replimune, Inc., Replimune Limited and Hercules Capital, Inc.	10-Q	October 28, 2026	10.1

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

REPLIMUNE GROUP, INC.

Dated: November 6, 2026	By:	/s/ Sushil Patel
Name: Sushil Patel
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 6, 2026	By:	/s/ Emily Hill
Name: Emily Hill
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: November 6, 2026	By:	/s/ Andrew Schwendenman
Name: Andrew Schwendenman
Title: Chief Accounting Officer
(Principal Accounting Officer)